Form 10-Q
period 1996-03-31
LITCHFIELD FINANCIAL CORP /MA
filed 1996-05-14
CIK 882515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

                         Commission File Number: 0-19822

                        LITCHFIELD FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                            MASSACHUSETTS 04-3023928
        (State or other jurisdiction (I.R.S. Employer Identification No.)
                        of incorporation or organization)


                        789 MAIN ROAD, STAMFORD, VT 05352
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (802) 694-1200


              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No

As of May 6, 1996, 5,183,683 shares of common stock of Litchfield Financial Corporation were outstanding.

                        LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                         PAGE
PART I - FINANCIAL INFORMATION

        Item 1.       Financial Statements                                  3

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         9


PART II - OTHER INFORMATION

        Item 1.       Legal Proceedings                                    14

        Item 2.       Changes in Securities                                14

        Item 3.       Defaults Upon Senior Securities                      14

        Item 4.       Submission of Matters to a Vote of Security Holders  14

        Item 5.       Other Information                                    14

        Item 6.       Exhibits and Reports on Form 8-K                     14


SIGNATURES                                                                 15

                                    FORM 10-Q

                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                        LITCHFIELD FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                         (in 000's except share amounts)

                                                                                          March 31,        December 31,
                                                                                             1996              1995
                                                                                          (unaudited)
                                                                                          -----------      -------------
ASSETS
Cash and cash equivalents............................................................       $  22,356          $  34,853
Investments held to maturity.........................................................             236                260
Loans held for sale, net of allowance for loan losses of
     $1,232 in 1996 and $1,100 in 1995...............................................          21,986             14,380
Loans held for investment, net of allowance for loan losses of'
     $425 in 1996 and $413 in 1995...................................................          42,621             33,613
Subordinated pass-through certificates held to maturity, net of allowance
     for loan losses of $1,012 in 1996 and $1,270 in 1995............................          13,878             13,468
Excess servicing asset...............................................................          10,208             10,058
Deferred debt issuance costs.........................................................           2,117              2,211
Other assets.........................................................................           4,692              4,548
                                                                                          -----------        -----------
        Total assets.................................................................        $118,094           $113,391
                                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Lines of credit.................................................................     $     2,400     $          ---
     Term note payable...............................................................           9,389              9,836
     Accounts payable and accrued liabilities........................................           6,440              4,442
     Dealer/developer reserves.......................................................           9,507              9,644
     Allowance for loans sold........................................................             946                932
     Deferred income taxes...........................................................           3,789              3,740
                                                                                          -----------        -----------
                                                                                               32,471             28,594
                                                                                           ----------         ----------

     10% Notes due 2002..............................................................          12,888             12,888
     8 7/8 % Notes due 2003..........................................................          16,113             16,113
     10% Notes 2004..................................................................          18,400             18,400
                                                                                           ----------         ----------
                                                                                               47,401             47,401
                                                                                           ----------         ----------

Stockholders' equity:
     Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued
        and outstanding..............................................................             ---                ---
     Common stock, $.01 par value; authorized 8,000,000 shares, 5,231,019 shares issued and 5,182,029 shares outstanding in 1996; 5,223,715
        shares issued and 5,174,715 shares outstanding in 1995.......................              52                 52
     Additional paid in capital......................................................          31,901             31,873
     Retained earnings...............................................................           6,863              6,065
     Less 48,990 and 49,000 common shares held in treasury, at cost, in 1996
         and 1995, respectively......................................................            (594)              (594)
                                                                                         ------------       ------------
        Total stockholders' equity...................................................          38,222             37,396
                                                                                           ----------         ----------
        Total liabilities and stockholders' equity...................................        $118,094           $113,391
                                                                                             ========           ========
     See accompanying notes to unaudited consolidated financial statements.

                                    FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                  (in 000's except share and per share amounts)
                                    Unaudited

                                                                                          Three Months Ended March 31,
                                                                                           1996                 1995
                                                                                          ---------          ---------
Revenues:
     Interest income.............................................................          $3,219                 $2,002
     Gain on sale of loans.......................................................             880                    512
     Loan origination and fee income.............................................             344                    144
     Servicing income............................................................             272                     92
                                                                                         --------               --------
                                                                                            4,715                  2,750
                                                                                          -------                 ------

Expenses:
     Interest expense............................................................           1,529                  1,250
     Salaries and  employee benefits.............................................             790                    407
     Other operating expenses....................................................             676                    344
     Provision for loan losses...................................................             425                    156
                                                                                         --------                -------
                                                                                            3,420                  2,157
                                                                                          -------                 ------

Income before income taxes and extraordinary item................................           1,295                    593
Provision for income taxes.......................................................             497                    223
                                                                                         --------                -------
Net income.......................................................................         $   798                 $  370
                                                                                          =======                 ======


Primary and fully-diluted net income per common share ...........................           $ .15                  $ .09
                                                                                            =====                  =====

Weighted average number of shares................................................       5,429,420              4,031,850

     See accompanying notes to unaudited consolidated financial statements.

                                    FORM 10-Q


                        LITCHFIELD FINANCIAL CORPORATION
                 Consolidated Statements of Stockholders' Equity
                                   (in 000's)
                                    Unaudited

                                                                 Additional
                                                     Common       Paid In      Retained          Treasury
                                                      Stock       Capital      Earnings           Stock          Total
                                                     -------     ----------    --------          --------       -------
Balance, December 31, 1995...................          $52        $31,873        $6,065           $(594)        $37,396

    Issuance of  7,314 shares of common
       stock (including reissuance of
       10 shares held in treasury)...........          ---             28           ---             ---              28

    Net income    ...........................          ---            ---           798             ---             798
                                                     -----   ------------      --------        --------      ----------

Balance, March 31, 1996......................          $52        $31,901        $6,863           $(594)        $38,222
                                                      ====        =======        ======           ======        =======
     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


                        LITCHFIELD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (in 000's)
                                    Unaudited

                                                                                           Three Months Ended March 31,
                                                                                               1996           1995
                                                                                           ============   ============
Cash flows from operating activities:
      Net income....................................................................         $   798           $   370
      Adjustments to reconcile net income to net cash used in
          operating activities:
          Gain on sale of loans.....................................................            (880)             (512)
          Amortization and depreciation.............................................             145               126
          Provision for loan losses.................................................             425               156
          Deferred income taxes.....................................................              49                38
          Net changes in operating assets and liabilities:
          Loans held for sale.......................................................          (7,737)           (6,927)
          Excess servicing asset....................................................             571               545
          Dealer /developer reserves................................................            (137)              585
          Net change in other assets and liabilities................................           1,284              (643)
                                                                                           ---------        ----------
          Net cash used in operating activities.....................................          (5,482)           (6,262)
                                                                                           ---------         ---------

Cash flows from investing activities:
      Purchase of investments held to maturity......................................             ---            (5,595)
      Redemption of investments held to maturity....................................              24               227
      Net originations and principal payments on loans held for investment..........          (9,008)           (4,192)
      Capital expenditures and other assets.........................................             (12)           (1,379)
                                                                                         -----------         ---------
           Net cash used in investing activities....................................          (8,996)          (10,939)
                                                                                           ---------          --------

Cash flows from financing activities:
      Net borrowings (repayments) on lines of credit................................           2,400            (5,823)
      Proceeds from issuance of long-term notes.....................................             ---            18,400
      Proceeds from term note.......................................................             ---            12,500
      Payments on term note.........................................................            (447)             (643)
      Net proceeds from issuance of common stock....................................              28               ---
                                                                                         -----------      ------------
          Net cash provided by financing activities.................................           1,981            24,434
                                                                                           ---------          --------

Net increase (decrease) in cash and cash equivalents................................         (12,497)            7,233
Cash and cash equivalents, beginning of period......................................          34,853            16,922
                                                                                            --------          --------
Cash and cash equivalents, end of period............................................         $22,356           $24,155
                                                                                             =======           =======

Supplemental Schedule of Noncash Financing and Investing Activities:
      Transfers from loans to real estate acquired through foreclosure..............       $     107         $     218
                                                                                           =========         =========

Supplemental Cash Flow Information:
      Interest paid.................................................................        $  1,522          $  1,271
                                                                                            ========          ========
      Income taxes paid.............................................................       $     443         $     184
                                                                                           =========         =========


     See accompanying notes to unaudited consolidated financial statements.

                                    FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

       The accompanying unaudited consolidated interim financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Litchfield Financial Corporations' annual report on Form 10-K for the year ended December 31, 1995.

       In May, 1995, the Financial Accounting Standards Board issued Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights; an Amendment of FASB Statement No. 65." The provisions of this standard are effective for fiscal years beginning after December 15, 1995. Adoption of this standard as of January 1, 1996 did not have a significant impact on the Company.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The Company intends to continue to account for its stock compensation arrangements under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" with adoption of the new standard for the fiscal year ending December 31, 1996.


B.  Sale of  Notes

       Since its inception, the Company has sold $199,814,000 of loans at face value ($194,515,000 through December 31, 1995). The principal amount remaining on the loans sold was $103,952,000 at March 31, 1996 and $111,117,000 at
December 31, 1995. The Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

       The Company's exposure to loss on loans sold in the event of nonperformance by the consumer, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $9,231,000 at March 31, 1996 ($10,259,000 at December 31, 1995). The Company
repurchased $155,000 and $43,000 of loans under the recourse provisions of loan sales during the three months

                        LITCHFIELD FINANCIAL CORPORATION
ended March 31, 1996 and 1995, respectively, and $448,000 during the year ended December 31, 1995. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. Also, in connection with certain securitization programs, $17,761,000 of cash and cash equivalents are restricted as credit enhancements at March 31, 1996.

       The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 37 and 50 states, respectively. At March 31, 1996, 11.6% and 11.0% of the collateral by property balance were located in California, and Texas, respectively, and 11.8, 11.8%, and 11.0% of the borrowers by collateral location were located in New York, Texas and California, respectively. No other state accounted for more than 10.0% of the total.

C.  Debt

       At March 31, 1996 and December 31, 1995, the Company had a secured warehouse line of credit of $15,000,000 from the Bank of Boston as lead agent at the Bank's prime interest rate plus 1%. The line of credit is secured by consumer receivables and other secured loans. Outstanding borrowings under the line of credit at March 31, 1996 were $2,400,000. There were no outstanding borrowings at December 31, 1995. The Company is not required to maintain compensating balances or forward sales commitments under the terms of this line of credit. In April 1996, the warehouse line of credit was increased to $20,000,000. The Company can elect to borrow all or part of the outstanding balance on the line of credit at either the Bank's prime interest rate or the Eurodollar rate plus 2%. The warehouse line of credit matures in April 1997, with renewal at the lender's discretion. As discussed below, the Company also has a revolving line of credit as part of an asset backed commercial paper facility.

       During the first quarter of 1995, the Company entered into a $12,500,000 debt placement with an insurance company. Principal is payable monthly based on collection of the underlying collateral. Interest is payable at a rate of 10.43% per annum. The note is redeemable only with the approval of the noteholder. The note is collateralized by the Company's investments in Class B subordinated pass-through certificates, excess servicing assets, and cash. At March 31, 1996, the remaining principal balance was $9,389,000 and the value of the underlying collateral was approximately $16,650,000.

       On March 15, 1995, the Company completed a public offering of $18,400,000 of 10% Notes due 2004. The Company repaid $120,000 of these notes pursuant to the noteholders' annual redemption rights on April 1, 1996.

       In 1995, the Company closed a new securitization facility with Holland Limited Securitization, Inc., ("HLS") a multi-seller commercial paper issuer sponsored by Internationale Nederlanden (U.S.) Capital Markets, Inc., ("ING"). The new facility amends the previous facility and provides the

Company with up to $75 million of funding, subject to certain terms and conditions. The facility expires in June 1998.

       In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of March 31, 1996, the outstanding balance of loans sold under the facility was $50,650,000. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates. There were no amounts borrowed under the line of credit at March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Litchfield Financial Corporation (the "Company") is a specialty consumer finance company which provides financing for the purchase of rural and vacation properties ("Land Loans") and financing for the purchase of vacation ownership interests ("VOI Loans"), popularly known as timeshare interests. In addition, the Company makes loans to rural land dealers and resort developers of vacation properties secured by consumer receivables and other secured loans (collectively "Dealer/Other Loans").

       The principal sources of the Company's  revenues are (i) interest income,
(ii) gain from the sale of loans, (iii) loan origination and fee income and (iv) servicing income. Gains on sales of loans are based principally upon the present value of the difference between the interest to be collected from the borrower and the interest to be passed on to the purchaser of the loan during the estimated average life of the loans, less a normal servicing fee (referred to as "excess servicing asset"). In addition, the Company realizes gains from selling loans which were purchased at a discount. The excess servicing asset is amortized over the estimated term of the loans using the interest method. If prepayment or default assumptions prove inaccurate, then in subsequent periods the excess servicing asset may be adjusted for unfavorable changes. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.

Results of Operations

       The following  table sets forth the percentage  relationship to revenues,
unless  otherwise  indicated,   of  certain  items  included  in  the  Company's
statements of income.

                                                                             Three months ended March 31,
                                                                                1996                1995
                                                                             ===========         ==========
                  Revenues:
                      Interest income.........................                   68.3%                72.8%
                      Gain on sale of  loans..................                   18.6                 18.6
                      Loan origination and fee income.........                    7.3                  5.2
                      Servicing income........................                    5.8                  3.4
                                                                              -------              -------
                                                                                100.0                100.0
                                                                                -----                -----
                  Expenses:
                      Interest expense........................                   32.4                 45.4
                      Salaries and employee benefits..........                   16.8                 14.8
                      Other operating expenses................                   14.3                 12.5
                      Provision for loan losses...............                    9.0                  5.7
                                                                               ------               ------
                                                                                 72.5                 78.4
                                                                               ------                -----

                  Income before income taxes..................                   27.5                 21.6
                  Provision for income taxes..................                   10.6                  8.1
                                                                               ------               ------
                  Net income..................................                   16.9%                13.5%
                                                                               ======                =====

       Revenues increased 71.5% to $4,715,000 for the three months ended March 31, 1996, from $2,750,000 for the same period in 1995. Net income for the three months ended March 31, 1996 increased 115.7% to $798,000 compared to $370,000 for the same period in 1995. Net income as a percentage of revenues increased to 16.9% for the three months ended March 31, 1996 compared to 13.5% for the three months ended March 31, 1995.

       Interest income increased 60.8% to $3,219,000 for the three months ended March 31, 1996 from $2,002,000 in 1995, primarily as the result of the increase in loans held for investment and subordinated pass-through certificates and, to a lesser extent, an increase in the average rate earned on loans. Interest on loans and subordinated pass-through certificates, cash and investments, and excess servicing revenue comprised 81.9%, 10.1%, and 8.0% of interest income for the three months ended March 31, 1996, compared with 75.5%, 15.3%, and 9.2% in the prior period. Interest earned on loans and subordinated pass through certificates, cash and investments, and excess servicing revenue increased 74.4%, 6.5%, and 39.1%, respectively, for the three months ended March 31, 1996. The average rate earned on loans owned and subordinated pass-through certificates increased to 13.3% for the three months ended March 31, 1996 from 12.8% for the three months ended March 31, 1995, primarily due to the increase in VOI Loans which generally have higher interest rates.

       Gain on the sale of loans increased 71.9% to $880,000 for the three months ended March 31, 1996 from $512,000 in 1995. The volume of loans sold increased 33.7% to $5,299,000 for the three months ended March 31, 1996 from $3,962,000 in 1995. Gain on sale of loans increased proportionately more than the volume of loans sold because certain of the loans sold in 1996 were purchased at a larger discount.

       Loan origination and fee income increased 138.9% to $344,000 for the three months ended March 31, 1996 from $144,000 for the same period in 1995. This increase in fee income primarily reflected an increase in Dealer/Other Loan originations during 1996.

       Loans serviced for others increased 37.4% to $103,952,000 as of March 31, 1996 from $75,661,000 at March 31, 1995. This growth together with higher servicing fees for certain VOI Loans resulted in an 195.7% increase in servicing income to $272,000 for the three months ended March 31, 1996, from $92,000 for the same period in 1995. In connection with the Company's continued growth, the Company decided to subcontract its servicing rights in order to avoid incurring additional fixed overhead costs associated with such servicing. Accordingly, the Company subcontracted, to an unaffiliated third party, the servicing of VOI Loans in 1995 and the remaining loans in April 1996.

       Interest expense increased 22.3% to $1,529,000 during the three months ended March 31, 1996 from $1,250,000 for the same period in 1995. During the three months ended March 31, 1996, borrowings averaged $57,602,000 at an average rate of 9.8% as compared to $43,895,000 at an average rate of 9.5%, during the same period in 1994. Interest expense includes the amortization of the deferred debt issuance costs.

       Salaries and employee benefits increased 94.1% to $790,000 for the three months ended March 31, 1996 from $407,000 in 1995 due to hiring additional staff to support the increase in the Serviced Portfolio. As a result of the Company's growth, the Company increased total full time equivalent employees to 53 in March 1996 from 39 in March 1995. Personnel costs as a percentage of revenues increased to 16.8% for the three months ended March 31, 1996 from 14.8% for the same period in 1995.

       Other operating expenses increased 96.5% to $676,000 for the three months ended March 31, 1996 from $344,000 for the same period in 1995. Other operating expenses increased to 14.3% as a percentage of revenue for the three months in 1996 compared to 12.5% for the same period in 1995.
The increases relate to the growth in the Serviced Portfolio.

       During the three months ended March 31, 1996, the Company increased its provision for loan losses 172.4% to $425,000 from $156,000 in 1995 primarily as the result of the overall increase in the Serviced Portfolio as well as the proportionate increase in the VOI component of the Serviced Portfolio. Historically, the delinquency rate for VOI Loans has been higher than the rate for Land Loans.

Liquidity and Capital Resources

       The Company's business requires continued access to short and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayment of debt upon maturity, payments of operating and interest expenses and loan repurchases. The Company's primary sources of liquidity are sales into secondary markets of the loans it originates and purchases, short-term borrowings under warehouse lines secured by pledges of its loans (in most cases until such loans are sold and the lenders can be repaid), long-term debt and equity offerings, and cash flows from operations.

       In connection with the Company's practice of selling the loans which it originates and purchases, the Company in some cases commits to repurchase from investors any such loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. Based on the Company's repurchase obligations contained in certain of its loan sale contracts, there were approximately $9,231,000 of loans at March 31, 1996 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $155,000 of such loans under the recourse provisions of loan sales during the three months ended March 31, 1996. Also, in connection with certain securitization programs, $17,761,000 of cash and cash equivalents are restricted as credit enhancements at March 31, 1996.

       The Company funds its loan purchases in part with borrowings under various bank warehouse lines of credit. Warehouse lines are paid down when the Company receives the proceeds from the loans or when cash is otherwise available. At March 31, 1996 and December 31, 1995, the Company had a secured warehouse line of credit of $15,000,000 from the Bank of Boston as lead agent at the Bank's prime interest rate plus 1%. The line of credit is secured by consumer receivables. Outstanding borrowings under the line of credit at March 31, 1996 were $2,400,000. There were no outstanding borrowings at December 31, 1995. The Company is not required to maintain compensating balances or forward sales commitments under the terms of this line of credit. In April 1996, the warehouse line of credit was increased to $20,000,000. The Company can elect to borrow all or part of the outstanding balance on the line of credit at either the Bank's prime interest rate or the Eurodollar rate plus 2%. The warehouse line of credit matures in April 1997, with renewal at the lender's discretion. As discussed below, the Company also has a revolving line of credit as part of an asset backed commercial paper facility.

       As of March 31, 1996 and December 31, 1995, the Company had no unsecured lines of credit.

       During the first quarter of 1995, the Company entered into a $12,500,000 debt placement with an insurance company. Principal is payable monthly based on collection of the underlying collateral. Interest is payable at a rate of 10.43% per annum. The note is redeemable only with the approval of the noteholder. The note is collateralized by the Company's investments in Class "B" subordinated pass-through certificates, excess servicing assets, and cash. At March 31, 1996, the balance outstanding on the note was $9,389,000 and the value of the underlying collateral was approximately $15,650,000. On March 15, 1995, the Company completed a public offering of $18,400,000 of 10% Notes due 2004 ("1995 Notes"). The 1995 Notes allow for a maximum annual redemption of $920,000 and contain certain restrictions regarding the payment of dividends and require the maintenance of certain financial ratios. On April 1, 1996 the noteholders redeemed, and the Company paid $120,000 of the 1995 Notes. On October 31, 1995, the Company completed a public offering of 1,250,000 shares of common stock at a price of $15 per share. The net proceeds to the Company were approximately $17,325,000 after deducting expenses related to the offering.

       Previously, the Company significantly increased its capital base through a $9,500,000 initial public offering in February, 1992 and public debt offerings of $15,065,000 in November 1992 ("1992 Notes") and $17,570,000 in May 1993
("1993 Notes"). The 1992 Notes and the 1993 Notes bear interest at 10% and 8 7/8%, respectively, and are due 2002 and 2003, respectively. The 1992 Notes and the 1993 Notes are unsecured obligations of the Company and each such issuance allows for a maximum annual redemption by noteholders of 5% of the original principal amount thereof.

       In 1995, the Company closed a new securitization facility with Holland Limited Securitization, Inc., ("HLS") a multi-seller commercial paper issuer sponsored by Internationale Nederlanden (U.S.) Capital Markets, Inc., ("ING"). The new facility amends the previous facility and provides the Company with up to $75 million of funding, subject to certain terms and conditions. The facility expires in June 1998.

     In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of March 31, 1996, the outstanding balance of loans sold under the facility was $50,650,000. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates. There were no amounts borrowed under the line of credit at March 31, 1996.

       The Company manages its exposure to changes in interest rates by attempting to match its proportion of fixed versus variable rate assets, liabilities and loan sale facilities. The Company has mitigated its interest rate exposure due to interest rate declines by instituting interest rate floors on its adjustable rate loans.

       Historically, the Company has not required major capital expenditures to support its operations.

Credit Quality and Allowances for Loan Losses

       The Company maintains allowances for loan losses at levels which, in the opinion of management, provide adequately for current and possible future losses on loans, loans sold and subordinated pass-through certificates. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio were 1.75% as of March 31, 1996. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses decreased slightly to $3,615,000 at March 31, 1996 compared to $3,715,000 at December 31, 1995, decreasing the allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) to 1.97% from 2.10% at December 31, 1995.

       As part of the Company's financing of Land Loans and VOI Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Land Loan or a VOI Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $9,507,000 and $9,644,000 at March 31, 1996 and December 31, 1995, respectively.

Inflation

       Inflation has not had a significant effect on the Company's operating results to date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                      None


Item 2.  Changes in Securities

                      None


Item 3.  Defaults Upon Senior Securities

                      None


Item 4.  Submission of Matters to a Vote of Security Holders

                      None


Item 5.  Other Information

                      None

Item 6.               (a) Exhibits

                      The following exhibits are filed herewith:

                      11.1  --  Statement re: computation of earnings per share

                      27.1  --  Financial Data Schedule

                      (b) Reports on Form 8-K

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LITCHFIELD FINANCIAL CORPORATION


DATE: May 10, 1996                      /s/ Richard A. Stratton
                                        -----------------------
                                        RICHARD A. STRATTON
                                        Chief Executive Officer,
                                        President and Director


DATE: May 10, 1996                      /s/ Ronald E. Rabidou
                                        ---------------------
                                        RONALD E. RABIDOU
                                        Chief Financial Officer