Form 10-Q
period 1996-06-30
LITCHFIELD FINANCIAL CORP /MA
filed 1996-08-14
CIK 882515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No

As of August 12, 1996, 5,442,807 shares of common stock of Litchfield Financial Corporation were outstanding.

                                                                       FORM 10-Q



                        LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996

                                      INDEX

                                                                        PAGE
PART I - FINANCIAL INFORMATION

        Item 1.       Financial Statements                                  3

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        11


PART II - OTHER INFORMATION

        Item 1.       Legal Proceedings                                    17

        Item 2.       Changes in Securities                                17

        Item 3.       Defaults Upon Senior Securities                      17

        Item 4.       Submission of Matters to a Vote of Security Holders  17

        Item 5.       Other Information                                    17

        Item 6.       Exhibits and Reports on Form 8-K                     17


SIGNATURES                                                                 18

                                                                       FORM 10-Q
                         PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                        LITCHFIELD FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                         (in 000's except share amounts)

                                                                                              June 30,         December 31,
                                                                                               1996                1995
                                                                                            (unaudited)
                                                           ASSETS
Cash and cash equivalents............................................................        $  5,488          $  18,508
Restricted cash and cash equivalents.................................................          16,212             16,345
Loans held for sale, net of allowance for loan losses of
     $1,000 in 1996 and $1,100 in 1995...............................................          14,470             14,380
Loans held for investment, net of allowance for loan losses of'
     $723 in 1996 and $413 in 1995...................................................          53,137             33,613
Subordinated pass-through certificates held to maturity, net of allowance
     for loan losses of $1,300 in 1996 and $1,270 in 1995............................          17,252             13,468
Excess servicing asset...............................................................          10,440             10,058
Deferred debt issuance costs.........................................................           2,012              2,211
Other assets.........................................................................           4,468              4,808
        Total assets.................................................................        $123,479           $113,391


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Lines of credit.................................................................       $  11,145          $     ---
     Term note payable...............................................................           8,769              9,836
     Accounts payable and accrued liabilities........................................           2,447              4,442
     Dealer/developer reserves.......................................................           9,230              9,644
     Allowance for loans sold........................................................           1,100                932
     Deferred income taxes...........................................................           3,870              3,740
                                                                                               36,561             28,594

     10% Notes due 2002..............................................................          12,888             12,888
     8 7/8 % Notes due 2003..........................................................          15,950             16,113
     10% Notes 2004..................................................................          18,280             18,400
                                                                                               47,118             47,401

Stockholders' equity:
     Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued
        and outstanding..............................................................             ---                ---
     Common stock, $.01 par value; authorized 8,000,000 shares, 5,231,673 shares issued and 5,183,683 shares outstanding in 1996; 5,223,715
        shares issued and 5,174,715 shares outstanding in 1995.......................              52                 52
     Additional paid in capital......................................................          31,915             31,873
     Retained earnings...............................................................           8,427              6,065
     Less 48,990 and 49,000 common shares held in treasury, at cost,
         in 1996 and 1995, respectively..............................................            (594)              (594)
        Total stockholders' equity...................................................          39,800             37,396
        Total liabilities and stockholders' equity...................................        $123,479           $113,391

                See accompanying notes to unaudited consolidated
                             financial statements.

                   FORM 10-Q LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                  (in 000's except share and per share amounts)
                                    Unaudited

                                                                                        Three Months
                                                                                       Ended June 30,
                                                                                            1996                   1995
Revenues:
     Interest income.............................................................          $3,294                 $2,970
     Gain on sale of loans.......................................................           2,474                  1,259
     Loan origination and fee income.............................................             245                    179
     Servicing income............................................................             248                    166

                                                                                            6,261                  4,574


Expenses:
     Interest expense............................................................           1,768                  1,704
     Salaries and employee benefits..............................................             776                    569
     Other operating expenses....................................................             647                    573
     Provision for loan losses...................................................             529                    167

                                                                                            3,720                   3013

Income before income taxes.......................................................           2,541                  1,561
Provision for income taxes.......................................................             977                    586
Net income.......................................................................          $1,564                $   975



Primary and fully-diluted net income per common share ...........................        $    .27               $    .22


Weighted average number of shares................................................       5,708,191              4,345,396

                See accompanying notes to unaudited consolidated
                             financial statements.

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                  (in 000's except share and per share amounts)
                                    Unaudited


                                                                                            Six  Months Ended  June 30,
                                                                                            1996                    1995
Revenues:
     Interest income.............................................................          $6,513                 $4,972
     Gain on sale of loans.......................................................           3,354                  1,771
     Loan origination and fee income.............................................             589                    323
     Servicing income............................................................             520                    258

                                                                                           10,976                  7,324


Expenses:
     Interest expense............................................................           3,297                  2,954
     Salaries and employee benefits..............................................           1,566                    976
     Other operating expenses....................................................           1,323                    917
     Provision for loan losses...................................................             954                    323

                                                                                            7,140                  5,170

Income before income taxes.......................................................           3,836                  2,154
Provision for income taxes.......................................................           1,474                    809
Net income.......................................................................          $2,362                 $1,345



Primary and fully-diluted net income per common share ...........................             $    .41          $    .31


Weighted average number of shares................................................     5,698,866              4,341,063


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

                                                                       FORM 10-Q


                        LITCHFIELD FINANCIAL CORPORATION
                 Consolidated Statements of Stockholders' Equity
                                   (in 000's)
                                    Unaudited


                                                                 Additional
                                                 Common            Paid In       Retained       Treasury
                                                   Stock           Capital       Earnings          Stock        Total
Balance, December 31, 1995...................        $52           $31,873         $6,065          $(594)       $37,396

    Issuance of  8,968 shares of common
       stock (including reissuance of
       10 shares held in treasury)...........        ---                42            ---            ---             42

    Net income    ...........................        ---               ---          2,362            ---          2,362

Balance, June 30, 1996.......................        $52           $31,915         $8,427          $(594)       $39,800

                See accompanying notes to unaudited consolidated
                             financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (in 000's)
                                    Unaudited

                                                                                   Six Months Ended June 30,
                                                                                       1996            1995
Cash flows from operating activities:
      Net income.................................................................... $ 2,362          $ 1,345
      Adjustments to reconcile net income to net cash used in
          operating activities:
          Gain on sale of loans.....................................................  (3,354)          (1,771)
          Amortization and depreciation.............................................     296              207
          Provision for loan losses.................................................     954              323
          Deferred income taxes.....................................................     130              809
          Net changes in operating assets and liabilities:
               Restricted cash and cash equivalents.................................     133           (2,415)
               Loans held for sale..................................................      90          (17,559)
               Excess servicing asset...............................................   1,205              467
               Dealer/developer reserves............................................    (414)           2,565
               Net change in other assets and liabilities...........................  (4,734)             534
          Net cash used in operating activities.....................................  (3,332)         (15,495)

Cash flows from investing activities:
      Purchase of investments held to maturity......................................    ---            (5,595)
      Redemption of investments held to maturity....................................      71            9,133
      Net originations and principal payments on loans held for investment.........  (19,524)          (5,808)
      Capital expenditures and other assets.........................................     (72)          (1,923)
           Net cash used in investing activities.................................... (19,525)          (4,193)

Cash flows from financing activities:
      Net borrowings (repayments) on lines of credit................................  11,145           (5,823)
      Retirement of long-term Notes  . . . . . . . . . . . . . . . . . . . . . . . .    (283)            (875)
      Proceeds from issuance of long-term Notes.....................................     ---           18,400
      Proceeds from term note.......................................................     ---           12,500
      Payments on term note.........................................................  (1,067)          (1,209)
      Net proceeds from issuance of common stock....................................      42              215
          Net cash provided by financing activities.................................   9,837           23,208


Net increase (decrease) in cash and cash equivalents................................ (13,020)           3,520
Cash and cash equivalents, beginning of period......................................  18,508            5,534
Cash and cash equivalents, end of period............................................ $ 5,488          $ 9,054

Supplemental Schedule of Noncash Financing and Investing Activities:
      Exchange of mortgage loans for subordinated pass-through certificates ........$ 2.785$            8.842
      Exchange of mortgage loans for investments held to maturity  . . . . . . . .  $   ---            $  358
      Transfers from loans to real estate acquired through foreclosure............. $   170            $  470

Supplemental Cash Flow Information:
      Interest paid.................................................................$  3,059          $ 2,783
      Income taxes paid.............................................................$    840          $   734

                See accompanying notes to unaudited consolidated
                             financial statements.

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

        The accompanying unaudited consolidated interim financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1995.

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

        In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In general, the provisions of this standard are effective for financial statements for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and shall be applied prospectively. Due to the recent issuance of the standard, the Company has not fully evaluated the impact that the adoption of the standard is expected to have on its financial statements. However, our preliminary evaluation is that adoption of the standard is not expected to have a significant impact on the Company.

        On July 23, 1996, the Board of Directors declared a five percent stock dividend on the Company's Common Stock payable August 9, 1996 to stockholders of record on July 23, 1996. Accordingly, with regard to weighted average number of shares and net income per share information, share and per share amounts have been restated for the periods presented.

B.  Sale of  Notes

        Since its inception, the Company has sold $218,363,000 of loans at face value ($194,515,000 through December 31, 1995). The principal amount remaining on the loans sold was $113,037,000 at June 30, 1996 and $111,117,000 at December 31, 1995. The Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The Company's undiscounted exposure to loss on loans sold in the event of nonperformance by the consumer, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $9,528,000 at June 30, 1996 ($10,259,000 at December 31, 1995). The Company
repurchased $359,000 and $125,000 of loans under the recourse provisions of loan sales during the three months ended June 30, 1996 and 1995, respectively. Loans repurchased during the six months ended June 30, 1996 and 1995 were $514,000 and $168,000, respectively, and $448,000 during the year ended December 31, 1995. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. Also, in connection with certain securitization programs, $15,907,000 of cash and cash equivalents are restricted as credit enhancements at June 30, 1996.

        The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 39 and 50 states, respectively. At June 30, 1996, 14.4% and 12.9% of the collateral by property balance were located in Texas and California, respectively, and 12.7%, 10.9% and 10.7% of the borrowers by collateral location were located in Texas, New York and California, respectively. No other state accounted for more than 10.0% of the total.


C.  Debt

        At June 30, 1996, the Company had a secured warehouse line of credit of $20,000,000 with an over line of $5,000,000 from the Bank of Boston. The Company can elect to borrow all or part of the outstanding balance on the line of credit and the over line at either the Bank's prime interest rate or the Eurodollar rate plus 2%. Outstanding borrowings under the line of credit at June 30, 1996 were $9,272,000. The warehouse line of credit matures in April 1997, with renewal at the lender's discretion. The over line expires on August 25, 1996. At December 31, 1995 the secured warehouse line of credit was $15,000,000 at the Bank's prime interest rate plus 1%. There were no outstanding borrowings at December 31, 1995. On July 23, 1996, the Company entered into an additional secured line of credit of $5,000,000 with another financial institution at that institution's prime rate of interest plus 1.25%. The new warehouse line of credit matures in July 1997. There are no outstanding borrowings on the new line of credit. The lines of credit and the over line are secured by consumer receivables and other secured loans. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit and this over line.

        The  Company  also has a  revolving  line of  credit as part of an asset backed commercial paper facility. In 1995, the Company closed a new securitization facility with Holland Limited Securitization, Inc., ("HLS") a multi-seller commercial paper issuer sponsored by Internationale Nederlanden (U.S.) Capital Markets, Inc. ("ING"). The new facility amends the previous facility and provides the Company with up to $75 million of funding, subject to certain terms and conditions. The facility expires in June 1998.

        In connection  with the HLS facility,  the Company formed a wholly owned
subsidiary,   Litchfield  Mortgage  Securities  Corporation  1994  ("LMSC"),  to
purchase loans from the Company. LMSC either

                                                                       FORM 10-Q


                        LITCHFIELD FINANCIAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Con tinued)


pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of June 30, 1996, the outstanding balance of loans sold under the facility was $54,385,000. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates. At June 30, 1996, outstanding borrowings under the line of credit were $1,873,000.

        During the first quarter of 1995, the Company entered into a 10.43%, $12,500,000 debt placement with an insurance company. Principal is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's investments in Class B subordinated pass-through certificates, excess servicing assets, and cash. At June 30, 1996, the remaining principal balance was $8,769,000 and the value of the underlying collateral was approximately $15,916,000.

        On  March  15,  1995,  the  Company   completed  a  public  offering  of
$18,400,000 of 10% Notes due 2004. The Company repaid $120,000 of these notes pursuant to the noteholders' annual redemption rights on April 1, 1996. On June 1, 1996 the Company repaid $163,000 of the 1993 Notes due 2003 pursuant to the noteholders' annual redemption rights.

                                                                       FORM 10-Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Litchfield Financial Corporation (the "Company") is a specialty consumer finance company which provides financing for the purchase of rural and vacation properties ("Land Loans") and financing of vacation ownership interests ("VOI Loans"), popularly known as timeshare interests. In addition, the Company makes loans to rural land dealers and resort developers of vacation properties secured by consumer receivables and other secured loans (collectively "Dealer/Other Loans").

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

                                                                  Three months ended           Six months ended
                                                                      June 30,                       June 30,
                                                                  1996           1995          1996          1995
      Revenues:
              Interest income........................           52.6%            65.0%         59.3%          67.9%
              Gain on sale of  loans.................           39.5             27.5          30.6           24.2
              Loan origination and fee income........            3.9              3.9           5.4            4.4
              Servicing income.......................            4.0              3.6           4.7            3.5
                                                               100.0            100.0         100.0          100.0
        Expenses:
              Interest expense.......................           28.2             37.3          30.0           40.4
              Salaries and employee benefits.........           12.4             12.4          14.3           13.3
              Other operating expenses...............           10.3             12.5          12.1           12.5
              Provision for loan losses..............            8.5              3.7           8.7            4.4
                                                                59.4             65.9          65.1           70.6

       Income before income taxes  ..................           40.6             34.1          34.9           29.4
       Provision for income taxes....................           15.6             12.8          13.4           11.0
       Net income....................................           25.0%            21.3%         21.5%          18.4%

                                                                       FORM 10-Q

        Revenues increased 36.9% and 49.9% to $6,261,000 and $10,976,000 for the three and six months ended June 30, 1996, from $4,574,000 and $7,324,000 for the same periods in 1995. Net income for the three and six months ended June 30, 1996 increased 60.4% and 75.6% to $1,564,000 and $2,362,000 compared to $975,000 and $1,345,000 for the same periods in 1995. Net income as a percentage of revenues increased to 25.0% and 21.5% for the three and six months ended June 30, 1996 compared to 21.3% and 18.4% for the three and six months ended June 30, 1995.

        Interest income increased 10.9% and 31.0% to $3,294,000 and $6,513,000 for the three and six months ended June 30, 1996 from $2,970,000 and $4,972,000 in 1995, primarily as the result of the increase in loans held for investment and subordinated pass-through certificates and, to a lesser extent, an increase in the average rate earned on loans. Interest on loans and subordinated pass-through certificates, cash and investments, and excess servicing revenue comprised 86.2%, 7.5%, and 6.3% of interest income for the three months ended June 30, 1996, compared with 80.6%, 10.2%, and 9.2% in the same period in the prior year. Interest on loans and subordinated pass-through certificates, cash and investments, and excess servicing revenue comprised 84.0%, 8.8%, and 7.2% of interest income for the six months ended June 30, 1996, compared with 79.8%, 11.0%, and 9.2% in the same period in the prior year. Interest earned on loans and subordinated pass through certificates increased 18.6% while cash and investments and excess servicing revenue decreased 18.3% and 23.7%, respectively, for the three months ended June 30, 1996 compared to the same period in the prior year. Interest earned on loans and subordinated pass through certificates, cash and investments and excess servicing revenue increased 38.0%, 4.7%, and 1.7%, respectively, for the six months ended June 30, 1996 compared to the same period in the prior year. The average rate earned on loans owned and subordinated pass-through certificates remained constant at 13.0% for the three months ended June 30, 1996 as compared to the same period in the prior year. The average rate earned on loans owned and subordinated pass-through certificates increased to 13.0% for the six months ended June 30, 1996 from 12.6% for the six months ended June 30, 1995, primarily due to the increase in VOI Loans which generally have higher interest rates.

        Gain on the sale of loans increased 96.5% and 89.4% to $2,474,000 and $3,354,000 for the three and six months ended June 30, 1996 from $1,259,000 and $1,771,000 in the same periods in 1995. The volume of loans sold decreased 48.3% and 40.1% to $18,549,000 and $23,848,000 for the three and six months ended June 30, 1996 from $35,878,000 and $39,839,000 during the corresponding periods in 1995. The primary reason for the increase in the gain on sale of loans despite the decrease in the loan sales was the that the Company did not recognize any gain on the sale of $27,155,000 of VOI Loans purchased from GEFCO in the second quarter of 1995. This is consistent with the purchase method of accounting.

        Loan origination and fee income increased 36.9% and 82.4% to $245,000 and $589,000 for the three and six months ended June 30, 1996 from $179,000 and $323,000 for the same period in 1995. This increase in fee income primarily reflected an increase in Dealer/Other Loan originations during 1996.

        Loans serviced for others increased 12.8% to $113,037,000 as of June 30, 1996 from $100,233,000 at June 30, 1995. This growth together with higher servicing fees for certain VOI Loans resulted in an 49.4% and 101.6% increase in servicing income to $248,000 and $520,000 for the three and six months ended June 30, 1996, from $166,000 and $258,000 for the same periods in 1995. In connection with the Company's continued growth, the Company decided to subcontract its servicing rights in order to avoid incurring additional fixed overhead costs associated with such servicing. Accordingly, the Company subcontracted, to an unaffiliated third party, the servicing of VOI Loans in 1995 and the remaining loans in April 1996.

        Interest expense increased 3.8% and 11.6% to $1,768,000 and $3,297,000 during the three and six months ended June 30 , 1996 from $1,704,000 and $2,954,000 for the same periods in 1995. During the

                                                                       FORM 10-Q

three and six months ended June 30, 1996, borrowings averaged $70,153,000 and $63,733,000 respectively, both at an average rate of 9.3% as compared to $63,539,000 and $52,314,000 at average rates of 9.8% and 9.6% during the same periods in 1995. Average borrowings increased proportionately more than interest expense because of the Company's ability to secure financing at more favorable interest rates in 1996. Interest expense includes the amortization of the deferred debt issuance costs.

        Salaries and employee benefits increased 36.4% and 60.5% to $776,000 and $1,566,000 for the three and six months ended June 30, 1996 from $569,000 and $976,000 for the same periods in 1995, primarily due to the increase in the average number of employees during the 1996 periods. Although the total full time equivalent employees decreased to 53 in June 1996 from 56 in June 1995, the average number of employees working during the 1996 periods increased due to hiring additional staff to support the growth in the Serviced Portfolio. Personnel costs as a percentage of revenues remained constant at 12.4% for the three months ended June 30, 1996 and 1995. Personnel costs as a percentage of revenues increased to 14.3% for six months ended June 30, 1996 from 13.3% for the same period in 1995.

        Other operating expenses increased 12.9% and 44.3% to $647,000 and $1,323,000 for the three and six months ended June 30, 1996 from $573,000 and $917,000 for the same periods in 1995, primarily due to the growth in the Serviced Portfolio. Other operating expenses decreased to 10.3% and 12.1% as a percentage of revenue for the three and six months in 1996 compared to 12.5% for each of the same periods in 1995.

        During the three and six months ended June 30, 1996, the Company increased its provision for loan losses 216.8% and 195.4% to $529,000 and $954,000 from $167,000 and $323,000 for the same periods in 1995 primarily as the result of the overall increase in the Serviced Portfolio as well as the proportionate increase in the percentage of non-guaranteed loans in the Serviced Portfolio. Historically, the delinquency rate for non-guaranteed loans has been higher than the rate for Land Loans.


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

        In connection with the Company's practice of selling the loans which it originates and purchases, the Company in some cases commits to repurchase from investors any such loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. Based on the Company's repurchase obligations contained in certain of its loan sale contracts, there were approximately $9,528,000 of loans at June 30, 1996 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $359,000 and $514,000 of such loans under the recourse provisions of loan sales during the three and six months ended June 30, 1996. Also, in connection with certain securitization programs, $15,907,000 of cash and cash equivalents are restricted as credit enhancements at June 30, 1996.


        The Company funds its loan purchases in part with borrowings under various bank warehouse lines

                                                                       FORM 10-Q

of credit. Warehouse lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. At June 30, 1996, the Company had a secured warehouse line of credit of $20,000,000 with an overline of $5,000,000 from the Bank of Boston. The Company can elect to borrow all or part of the outstanding balance on the line of credit and the over line at either the Bank's prime interest rate or the Eurodollar rate plus 2%.
Outstanding borrowings under the line of credit at June 30, 1996 were $9,272,000. The warehouse line of credit matures in April 1997, with renewal at the lender's discretion. The over line expires on August 25, 1996. At December 31, 1995 the secured warehouse line of credit was $15,000,000 at the Bank's prime interest rate plus 1%. There were no outstanding borrowings at December 31, 1995. On July 23, 1996, the Company entered into an additional secured line of credit of $5,000,000 with another financial institution at that institution's prime rate of interest plus 1.25%. The new warehouse line of credit matures in July 1997. There are no outstanding borrowings on the new line of credit. The lines of credit and the over line are secured by consumer receivables and other secured loans. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit and this over line.

        The  Company  also has a  revolving  line of  credit as part of an asset backed commercial paper facility. In 1995, the Company closed a new securitization facility with Holland Limited Securitization, Inc., ("HLS") a multi-seller commercial paper issuer sponsored by Internationale Nederlanden (U.S.) Capital Markets, Inc. ("ING"). The new facility amends the previous facility and provides the Company with up to $75 million of funding, subject to certain terms and conditions. The facility expires in June 1998.

        In connection with the HLS facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of June 30, 1996, the outstanding balance of loans sold under the facility was $54,385,000. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates. At June 30, 1996, outstanding borrowings under the line of credit were $1,873,000. As of June 30, 1996 and December 31, 1995, the Company had no unsecured lines of credit.

        During the first quarter of 1995, the Company entered into a 10.43%, $12,500,000 debt placement with an insurance company. Principal is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's investments in Class B subordinated pass-through certificates, excess servicing assets, and cash. At June 30, 1996, the balance outstanding on the note was $8,769,000 and the value of the underlying collateral was approximately $15,916,000.

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

                                                                       FORM 10-Q

7/8%, respectively, and are due 2002 and 2003, respectively. The 1992 Notes and the 1993 Notes are unsecured obligations of the Company and each such issuance allows for a maximum annual redemption by noteholders of 5% of the original principal amount thereof. On June 1, 1996 the noteholders redeemed, and the Company paid $163,000 of the 1993 Notes.


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

Credit Quality and Allowances for Loan Losses

        The Company maintains allowances for loan losses at levels which, in the opinion of management, provide adequately for current and possible future losses on loans, loans sold and subordinated pass-through certificates. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio were 1.74% as of June 30, 1996. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and loans sold increased to $4,123,000 at June 30, 1996 compared to $3,715,000 at December 31, 1995. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at June 30, 1996 decreased slightly to 2.04% from 2.10% at December 31, 1995.

        As part of the Company's financing of Land Loans and VOI Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Land Loan or a VOI Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $9,230,000 and $9,644,000 at June 30, 1996 and December 31, 1995, respectively.


Inflation

        Inflation has not had a significant effect on the Company's operating results to date.

                                                                       FORM 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

              None


Item 2.  Changes in Securities

              None


Item 3.  Defaults Upon Senior Securities

              None


Item 4.  Submission of Matters to a Vote of Security Holders

              At the Company's Special Meeting in Lieu of the Annual Meeting of the Stockholders held on May 3, 1996, two directors, Heather A. Sica and Gerald Segel were each elected for a term expiring at the 1999 Annual Meeting by a vote of 3,462,378 for, and 73,172 abstaining. In addition, the Stockholders approved: (1) by a vote of 2,697,140 for, 783,727 against, and 39,839 abstaining, the adoption of the Fifth Amendment to the Company's 1990 Stock Option Plan and (2) by a vote of 3,509,444 for, 12,517 against, and 13,589 abstaining, approval of Ernst & Young L.L.P. as the Company's independent public accountants for 1996.

              The Company solicited proxies for the Special Meeting in Lieu of the Annual Meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Company's nominees for director, and all nominees were elected.


Item 5.  Other Information

              None

Item 6.       (a) Exhibits

              The following exhibits are filed herewith:

              11.1   --   Statement re: computation of earnings per share

              27.1   --   Financial Data Schedule

              (b) Reports on Form 8-K

              None

                                                                       FORM 10-Q
                                                                       FORM 10-Q
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LITCHFIELD FINANCIAL CORPORATION


DATE: August 12, 1996                  /s/Richard A. Stratton
                                       RICHARD A. STRATTON
                                       Chief Executive Officer,
                                       President and Director



DATE: August 12, 1996                  /s/Ronald E. Rabidou
                                       RONALD E. RABIDOU
                                       Chief Financial Officer