Form 10-Q
period 1996-09-30
LITCHFIELD FINANCIAL CORP /MA
filed 1996-11-13
CIK 882515

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1996
                                           __________________

                    Commission File Number: 0-19822
                                            _______


                  LITCHFIELD FINANCIAL CORPORATION
        _______________________________________________________
         (Exact name of registrant as specified in its charter)


               MASSACHUSETTS                    04-3023928
   ________________________________       ____________________________________
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


                    789 MAIN ROAD, STAMFORD, VT              05352
             ________________________________________________________
             (Address of principal executive offices)      (Zip Code)


   Registrant's telephone number, including area code: (802) 694-1200
                                                       ______________


         ________________________________________________________
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X      No
                                   __         __

As  of  November   12,  1996,   5,444,399   shares  of  common  stock  of
Litchfield Financial Corporation were outstanding.

                    LITCHFIELD FINANCIAL CORPORATION
                                FORM 10-Q

                    QUARTER ENDED SEPTEMBER 30, 1996

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

                                                                       FORM 10-Q


                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                        LITCHFIELD FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                         (in 000's except share amounts)

                                                            September   December
                                                            30, 1996    31, 1995
                                                           __________    _______
                                                           (unaudited)
                                 ASSETS
Cash and cash equivalents                                    $ 10,510   $ 18,508
Restricted cash and cash equivalents                           18,042     16,345
Loans held for sale, net of allowance for loan
   losses of $580 in 1996 and $1,100 in 1995                    8,699     14,380
Loans held for investment, net of allowance for
   loan losses of $938 in 1996 and $413 in 1995                63,889     33,613
Subordinated pass-through certificates held to
   maturity, net of allowance for loan losses
   of $1,500 in 1996 and $1,270 in 1995                        17,648     13,468
Excess servicing asset                                         11,810     10,058
Deferred debt issuance costs                                    1,917      2,211
Other assets                                                    4,743      4,808
                                                             --------   --------
   Total assets                                              $137,258   $113,391
                                                             ========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit                                           $ 21,600   $    ---
   Term note payable                                            7,866      9,836
   Accounts payable and accrued liabilities                     2,907      4,442
   Dealer/developer reserves                                    9,951      9,644
   Allowance for loans sold                                     1,300        932
   Deferred income taxes                                        4,780      3,740
                                                               ------     ------
                                                               48,404     28,594
                                                               ------     ------

   10% Notes due 2002                                          12,888     12,888
   8 7/8 % Notes due 2003                                      15,930     16,113
   10% Notes 2004                                              18,280     18,400
                                                               ------     ------
                                                               47,098     47,401
                                                               ======     ======

Stockholders' equity:
Preferred stock, $.01 par value; authorized 1,000,000
   shares, none issued and outstanding                           ---         ---
Common stock, $.01 par value; authorized 8,000,000
   shares, 5,493,389 shares issued and 5,444,399 shares
   outstanding in 1996; 5,223,715 shares issued and
   5,174,715 shares outstanding in 1995                            55         52
Additional paid in capital                                     35,226     31,873
Retained earnings                                               7,069      6,065
Less 48,990 common shares held in treasury, at cost,            (594)      (594)
Total stockholders' equity                                     41,756     37,396
                                                             --------   --------
Total liabilities and stockholders' equity                   $137,258   $113,391
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

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                  (in 000's except share and per share amounts)
                                    Unaudited


                                                Three Months Ended September 30,
                                                ________________________________

                                                                 1996       1995
                                                                ______    ______
Revenues:
   Interest income                                             $3,747     $2,814
   Gain on sale of loans                                        2,811      2,149
   Loan origination and fee income                                315        227
   Servicing income                                               263        274
                                                                -----      -----
                                                                7,136      5,464
                                                                -----      -----


Expenses:
   Interest expense                                             1,843      1,639
   Salaries and employee benefits                                 806        640
   Other operating expenses                                       898        663
   Provision for loan losses                                      420        195
                                                                -----      -----
                                                                3,967      3,137
                                                                -----      -----


Income before income taxes                                      3,169      2,327
Provision for income taxes                                      1,223        873
                                                               ------     ------
Net income                                                     $1,946     $1,454
                                                               ======     ======

Primary and fully-diluted net income per common share           $ .34      $ .33
                                                                =====      =====

Weighted average number of shares                           5,720,924  4,412,366




















 See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                  (in 000's except share and per share amounts)
                                    Unaudited


                                                 Nine Months Ended September 30,
                                                 _______________________________
                                                                1996        1995
                                                             ________   ________
Revenues:
   Interest income                                            $10,260     $7,786
   Gain on sale of loans                                        6,165      3,920
   Loan origination and fee income                                904        550
   Servicing income                                               783        532
                                                               ------     ------
                                                               18,112     12,788
                                                               ------     ------

Expenses:
   Interest expense                                             5,140      4,593
   Salaries and employee benefits                               2,372      1,616
   Other operating expenses                                     2,219      1,580
   Provision for loan losses                                    1,374        518
                                                               ------      -----
                                                               11,105      8,307
                                                               ------      -----

Income before income taxes                                      7,007      4,481
Provision for income taxes                                      2,699      1,682
                                                               ------     ------
Net income                                                     $4,308     $2,799
                                                               ======     ======


Primary and fully-diluted net income per common share            $.75       $.64
                                                                 ====       ====

Weighted average number of shares                           5,715,391  4,398,797



















 See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                 Consolidated Statements of Stockholders' Equity
                                   (in 000's)
                                    Unaudited















                                     Additional
                             Common    Paid In  Retained    Treasury
                              Stock    Capital  Earnings       Stock       Total
                             ______  _________  ________    ________       _____

Balance, December 31, 1995      $52    $31,873   $ 6,065      $(594)     $37,396

  Issuance of 10,560 shares
    of common stock
    (including reissuance
     of 10 shares held in
     treasury)                  ---         52       ---        ---           52

  5% Stock dividend               3      3,301    (3,304)       ---          ---

  Net income                    ---        ---     4,308        ---        4,308
                                ---    -------    ------       -----     -------
Balance, September 30, 1996     $55    $35,226    $7,069       $(594)    $41,756
                                ===    =======    ======       =====     =======

















 See accompanying notes to unaudited consolidated financial statements.
                                       6

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (in 000's)
                                    Unaudited

                                                 Nine Months Ended September 30,
                                                 _______________________________
                                                              1996        1995
                                                             ______      ______

Cash flows from operating activities:
    Net income                                                $4,308     $2,799
    Adjustments to reconcile net income to net cash
      used in operating activities:
      Gain on sale of loans                                   (6,165)    (3,920)
      Amortization and depreciation                              462        357
      Provision for loan losses                                1,374        518
      Deferred income taxes                                    1,040        592
      Net changes in operating assets and liabilities:
         Restricted cash and cash equivalents                 (1,697)    (4,686)
         Loans held for sale                                   5,681     (6,812)
         Excess servicing asset                                1,841       (800)
         Dealer/developer reserves                               307      2,976
         Net change in other assets and liabilities           (4,263)      (969)
                                                              ------     -------
      Net cash provided by (used in) operating activities      2,888     (9,945)
                                                              ------     -------

Cash flows from investing activities:
   Purchase of investments held to maturity                      ---     (5,595)
   Redemption of investments held to maturity                    101      9,196
   Net originations and principal payments
      on loans held for investment                           (30,276)   (19,554)
   Repayments of loans held for investments                      ---     11,364
   Capital expenditures and other assets                         (90)    (2,107)
                                                             --------    -------
      Net cash used in investing activities                  (30,265)    (6,696)
                                                             ========    =======

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit                21,600     (5,823)
Retirement of long-term Notes                                   (303)      (875)
Proceeds from issuance of long-term Notes                        ---     18,400
Proceeds from term note                                          ---     12,500
Payments on term note                                         (1,970)    (1,981)
Net proceeds from issuance of common stock                        52        215
                                                              ------     -------
Net cash provided by financing activities                     19,379     22,436
                                                              ------     -------


Net increase (decrease) in cash and
   cash equivalents                                           (7,998)      5,795
Cash and cash equivalents, beginning of period                18,508       5,534
                                                              -------    -------
Cash and cash equivalents, end of period                      $10,510    $11,329
                                                              =======    =======


Supplemental Schedule of Noncash Financing and
Investing Activities:
   Exchange of mortgage loans for subordinated
   pass-through certificates                                   $3,540     $8,842
                                                               ======     ======
   Exchange of mortgage loans for investments held
   to maturity                                                 $  ---     $  358
                                                               ======     ======
Transfers from loans to real estate acquired
   through foreclosure                                         $  498     $  824
                                                               ======     ======

Supplemental Cash Flow Information:
   Interest paid                                               $4,806     $4,315
                                                               ======     ======
   Income taxes paid                                           $1,154     $1,090
                                                               ======     ======


 See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

     The accompanying unaudited consolidated interim financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1995.

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

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In general, the provisions of this standard are effective for financial statements for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. Due to the recent issuance of the standard, the Company has not fully evaluated the impact that the adoption of the standard is expected to have on its financial statements. However, our preliminary evaluation is that adoption of the standard is not expected to have a significant impact on the Company.

     On July 23, 1996, the Board of Directors declared a five percent stock dividend on the Company's Common Stock payable August 9, 1996 to stockholders of record on July 23, 1996. Accordingly, all per share amounts have been restated to reflect the stock dividend.

B.  Sale of  Notes

     Since its inception, the Company has sold $239,945,000 of loans at face value ($194,515,000 through December 31, 1995). The principal amount remaining

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on the loans sold was $125,793,000 at September 30, 1996 and $111,117,000 at December 31, 1995. The Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

     The Company's undiscounted exposure to loss on loans sold in the event of nonperformance by the consumer, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $8,839,000 at September 30, 1996 ($10,259,000 at December 31, 1995). The Company
repurchased $264,000 and $110,000 of loans under the recourse provisions of loan sales during the three months ended September 30, 1996 and 1995, respectively. Loans repurchased during the nine months ended September 30, 1996 and 1995 were $778,000 and $329,000, respectively, and $448,000 during the year ended December 31, 1995. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. Also, in connection with certain securitization programs, $17,734,000 of cash and cash equivalents are restricted as credit enhancements at September 30, 1996.

     The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 41 and 50 states, respectively. At September 30, 1996, 14.1% and 9.9% of the collateral by property balance were located in Texas and California, respectively, and 13.4%, 10.2% and 9.9% of the borrowers by collateral location were located in Texas, Florida and New York, respectively.

C.  Debt

     At September 30, 1996, the Company had a secured warehouse line of credit of $20,000,000 with an over line of $5,000,000 from the Bank of Boston. The Company can elect to borrow all or part of the outstanding balance on the line of credit and the over line at either the Bank's prime interest rate or the Eurodollar rate plus 2%. Outstanding borrowings under the line of credit and the over line at September 30, 1996 were $21,600,000. On October 2, 1996, the warehouse line of credit was amended to include a $10,000,000 syndication with Fleet Bank - NH. The borrowings on the over line were incorporated into the amended facility and the over line expired. Bank of Boston is the agent bank for the facility. The warehouse line of credit matures in April 1997, with renewal at the lender's discretion. At December 31, 1995 the secured warehouse line of credit was $15,000,000 at the Bank's prime interest rate plus 1%. There were no outstanding borrowings at December 31, 1995. On July 23, 1996, the Company entered into an additional secured line of credit of $5,000,000 with another financial institution at that institution's prime rate of interest plus 1.25%. This warehouse line of credit matures in July 1997. There were no outstanding borrowings on this line of credit at September 30, 1996. The lines of credit are secured by consumer receivables and other secured loans. On September 13, 1996, the Company entered into a $15,000,000 revolving line of credit facility with the Bank of Scotland. The facility is secured by certain subordinated pass-through certificates and excess servicing assets and matures in September 1999. Interest is payable quarterly in arrears at the Bank's prime interest rate plus 1%. There were no outstanding borrowings under this facility at September 30, 1996. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company also has a revolving line of credit as part of an asset backed commercial paper facility with Holland Limited Securitization, Inc. ("HLS") a multi-seller commercial paper issuer sponsored by Internationale Nederlanden (U.S.) Capital Markets, Inc. ("ING"). In October 1996, the Company amended the facility to increase the facility to $100 million, subject to certain terms and conditions, reduce certain credit enhancement requirements and expand certain loan eligibility criteria. The facility expires in June 1998.

     In connection with the HLS facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of September 30, 1996, the outstanding balance of loans sold under the facility was $69,133,000 and there were no outstanding borrowings under the line of credit. Interest is payable on the line of credit based on certain commercial paper rates.

     During the first quarter of 1995, the Company entered into a 10.43%, $12,500,000 debt placement with an insurance company. Principal is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's investments in Class B subordinated pass-through certificates, excess servicing assets, and cash. At September 30, 1996, the remaining principal balance was $7,866,000 and the value of the underlying collateral was approximately $14,014,000.

     On March 15, 1995, the Company completed a public offering of $18,400,000 of 10% Notes due 2004. The Company repaid $120,000 of these notes pursuant to the noteholders' annual redemption rights on April 1, 1996. On August 1, 1996 and June 1, 1996 the Company repaid $20,000 and $163,000, respectively of the 1993 Notes due 2003 pursuant to the noteholders' annual redemption rights.

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

                                     Three months ended        Nine months ended
                                     ___________________       _________________
                                           September 30,           September 30,
                                     ___________________       _________________
                                         1996     1995           1996    1995
                                         ____     ____           ____    ____

Revenues:
    Interest income                      52.5%    51.5%          56.7%    60.9%
    Gain on sale of  loans               39.4     39.3           34.0     30.6
    Loan origination and fee income       4.4      4.2            5.0      4.3
    Servicing income                      3.7      5.0            4.3      4.2
                                        -----    -----          -----    -----
                                        100.0    100.0          100.0    100.0
                                        -----    -----          -----    -----
Expenses:
    Interest expense                     25.8     30.0           28.4     35.9
    Salaries and employee benefits       11.3     11.7           13.1     12.6
    Other operating expenses             12.6     12.1           12.2     12.4
    Provision for loan losses             5.9      3.6            7.6      4.1
                                         ----     ----           ----     ----
                                         55.6     57.4           61.3     65.0
                                         ----     ----           ----     ----

Income before income taxes               44.4     42.6           38.7     35.0
Provision for income taxes               17.1     16.0           14.9     13.1
                                         ----     ----           ----     ----
Net income                               27.3%    26.6%          23.8%    21.9%
                                         ====     ====           ====     ====

                                                                       FORM 10-Q

     Revenues increased 30.6% and 41.6% to $7,136,000 and $18,112,000 for the three and nine months ended September 30, 1996, from $5,464,000 and $12,788,000 for the same periods in 1995. Net income for the three and nine months ended September 30, 1996 increased 33.8% and 53.9% to $1,946,000 and $4,308,000 compared to $1,454,000 and $2,799,000 for the same periods in 1995. Net income as a percentage of revenues increased to 27.3% and 23.8% for the three and nine months ended September 30, 1996 compared to 26.6% and 21.9% for the three and nine months ended September 30, 1995.

     Interest income increased 33.2% and 31.8% to $3,747,000 and $10,260,000 for the three and nine months ended September 30, 1996 from $2,814,000 and $7,786,000 for the same periods in 1995, primarily as the result of the increase in loans held for investment and subordinated pass-through certificates. Interest on loans and subordinated pass-through certificates, cash and investments, and excess servicing revenue comprised 80.3%, 6.3%, and 13.4% of interest income for the three months ended September 30, 1996, compared with 82.5% 9.3%, and 8.2% in the same period in the prior year. Interest on loans and subordinated pass-through certificates, cash and investments, and excess servicing revenue comprised 82.7%, 7.9%, and 9.4% of interest income for the nine months ended September 30, 1996, compared with 80.7%, 10.4%, and 8.9% in the same period in the prior year. Interest earned on loans and subordinated pass through certificates increased 29.7% and excess servicing revenue increased 115.9%, while interest earned on cash and investments decreased 9.9%, for the three months ended September 30, 1996 compared to the same period in the prior year. Interest earned on loans and subordinated pass-through certificates increased 34.9% and excess servicing revenue increased 40.1%, while interest earned on cash and investments remained constant for the nine months ended September 30, 1996 compared to the same period in the prior year. The average rate earned on loans owned and subordinated pass-through certificates decreased to 12.7% for the three and the nine month periods ended September 30, 1996 from 13.4% and 13.1% for the three and nine month periods ended September 30, 1995.

     Gain on the sale of loans increased 30.8% and 57.3% to $2,811,000 and $6,165,000 for the three and nine months ended September 30, 1996 from $2,149,000 and $3,920,000 for the same periods in 1995. The volume of loans sold increased 42.7% to $21,582,000 for the three months ended September 30, 1996 from $15,128,000 for the same period in 1995. The volume of loans sold decreased 17.4% to $45,430,000 for the nine months ended September 30, 1996 from $54,967,000 for the same period in 1995. The primary reason for the disproportionate increase in the gain on sale of loans despite the decrease in the loan sales was that the Company did not recognize any gain on the sale of $27,155,000 of VOI Loans purchased from GEFCO in the second quarter of 1995. This was consistent with the purchase method of accounting.

     Loan origination and fee income increased 38.8% and 64.4% to $315,000 and $904,000 for the three and nine months ended September 30, 1996 from $227,000 and $550,000 for the same periods in 1995. This increase in fee income primarily reflected an increase in Dealer/Other Loan originations during 1996.

     Loans serviced for others increased 17.8% to $125,793,000 as of September 30, 1996 from $106,819,000 at September 30, 1995. Servicing income increased 47.2% to $783,000 for the nine months ended September 30, 1996, from $532,000 for the same period in 1995 because of the higher average Serviced Portfolio during the 1996 period, primarily as the result of the acquisition of the GEFCO portfolio in April 1995. Servicing income decreased 4.0%, to $263,000 for the

                                                                       FORM 10-Q

three months ended September 30,1996 from $274,000 for the same period in 1995, due to the decrease in the average servicing fee per loan. In connection with the Company's continued growth, the Company decided to subcontract its servicing rights in order to avoid incurring additional fixed overhead costs associated with such servicing. Accordingly, the Company subcontracted, to an unaffiliated third party, the servicing of VOI Loans in 1995 and the remaining loans in April 1996.

     Interest expense increased 12.4% and 11.9% to $1,843,000 and $5,140,000 during the three and nine months ended September 30 , 1996 from $1,639,000 and $4,593,000 for the same periods in 1995. During the three and nine months ended September 30, 1996, borrowings averaged $72,379,000 and $66,972,000 respectively, at an average rate of 9.3% and 9.2%, respectively, compared to $59,697,000 and $54,628,000 at average rates of 9.8% and 9.7% during the same periods in 1995. Average borrowings increased proportionately more than interest expense because of the Company's ability to secure financing at more favorable interest rates in 1996. Interest expense includes the amortization of deferred debt issuance costs.

     Salaries and employee benefits increased 25.9% to $806,000 for the three months ended September 30, 1996 from $640,000 for the same period in 1995, Salaries and employee benefits increased 46.8%, to $2,372,000 for the nine months ended September 30, 1996 from $1,616,000 for the same period in 1995, because of an increase in certain incentive based compensation due to higher originations and an increase in the average number of employees during the 1996 period. The total full time equivalent employees increased to 56 in September 1996 from 55 in September 1995. The average number of employees working during the 1996 periods increased due to hiring additional staff to support the growth in the Serviced Portfolio. Personnel costs as a percentage of revenues decreased slightly to 11.3% for the three months ended September 30, 1996 from 11.7% for the same period in 1995. Personnel costs as a percentage of revenues increased slightly to 13.1% for nine months ended September 30, 1996 from 12.6% for the same period in 1995.

     Other operating expenses increased 35.4% and 40.4% to $898,000 and $2,219,000 for the three and nine months ended September 30, 1996 from $663,000 and $1,580,000 for the same periods in 1995, primarily due to the growth in the Serviced Portfolio. Other operating expenses increased to 12.6% as a percentage of revenue for the three months ended September 30, 1996 compared to 12.1% for the same period in 1995. Other operating expenses as a percentage of revenue remained relatively constant at 12.2% for the nine months ended September 30, 1996 compared to 12.4% for the same period in 1995.

     During the three and nine months ended September 30, 1996, the Company increased its provision for loan losses 115.4% and 165.2%, to $420,000 and $1,374,000 from $195,000 and $518,000 for the same periods in 1995, primarily as the result of the overall increase in the Serviced Portfolio as well as the proportionate increase in the percentage of non-guaranteed loans in the Serviced Portfolio. Historically, the loan loss rate for non-guaranteed loans has been higher than the rate for guaranteed loans.


Liquidity and Capital Resources

     The Company's business requires continued access to short and long-term sources of debt financing and equity capital. The Company's cash requirements

                                                                       FORM 10-Q

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

     In connection with the Company's practice of selling the loans which it originates and purchases, the Company in some cases commits to repurchase from investors any such loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. Based on the Company's repurchase obligations contained in certain of its loan sale contracts, there were approximately $8,839,000 of loans at September 30, 1996 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $264,000 and $778,000 of such loans under the recourse provisions of loan sales during the three and nine months ended September 30, 1996. Also, in connection with certain securitization programs, $17,734,000 of cash and cash equivalents are restricted as credit enhancements at September 30, 1996.

     The Company funds its loan purchases in part with borrowings under various bank warehouse lines of credit. Warehouse lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. At September 30, 1996, the Company had a secured warehouse line of credit of $20,000,000 with an over line of $5,000,000 from the Bank of Boston. The Company can elect to borrow all or part of the outstanding balance on the line of credit and the over line at either the Bank's prime interest rate or the Eurodollar rate plus 2%. Outstanding borrowings under the line of credit and the over line at September 30, 1996 were $21,600,000. On October 2, 1996, the warehouse line of credit was amended to include a $10,000,000 syndication with Fleet Bank - NH. The borrowings on the over line were incorporated into the amended facility and the over line expired. Bank of Boston is the agent bank for the facility. The warehouse line of credit matures in April 1997, with renewal at the lender's discretion. At December 31, 1995 the secured warehouse line of credit was $15,000,000 at the Bank's prime interest rate plus 1%. There were no outstanding borrowings at December 31, 1995. On July 23, 1996, the Company entered into an additional secured line of credit of $5,000,000 with another financial institution at that institution's prime rate of interest plus 1.25%. This warehouse line of credit matures in July 1997. There were no outstanding borrowings on this line of credit at September 30, 1996. The lines of credit are secured by consumer receivables and other secured loans. On September 13, 1996, the Company entered into a $15,000,000 revolving line of credit facility with the Bank of Scotland. The facility is secured by certain subordinated pass-through certificates and excess servicing assets and matures in September 1999. Interest is payable quarterly in arrears at the Bank's prime interest rate plus 1%. There were no outstanding borrowings under this facility at September 30, 1996. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit. As of September 30, 1996 and December 31, 1995, the Company had no unsecured lines of credit.

     The Company also has a revolving line of credit as part of an asset backed commercial paper facility with Holland Limited Securitization, Inc. ("HLS") a multi-seller commercial paper issuer sponsored by Internationale Nederlanden (U.S.) Capital Markets, Inc. ("ING"). In October 1996, the Company amended the facility to increase the facility to $100 million, subject to certain terms and conditions, reduce certain credit enhancement requirements and expand certain loan eligibility criteria. The facility expires in June 1998.

                                                                       FORM 10-Q

     In connection with the HLS facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of September 30, 1996, the outstanding balance of loans sold under the facility was $69,133,000 and there were no outstanding borrowings under the line of credit. Interest is payable on the line of credit based on certain commercial paper rates.

     During the first quarter of 1995, the Company entered into a 10.43%, $12,500,000 debt placement with an insurance company. Principal is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's investments in Class B subordinated pass-through certificates, excess servicing assets, and cash. At September 30, 1996, the balance outstanding on the note was $7,866,000 and the value of the underlying collateral was approximately $14,014,000.

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

     Previously, the Company significantly increased its capital base through a $9,500,000 initial public offering in February, 1992 and public debt offerings of $15,065,000 in November 1992 ("1992 Notes") and $17,570,000 in May 1993
("1993 Notes"). The 1992 Notes and the 1993 Notes bear interest at 10% and 8 7/8%, respectively, and are due 2002 and 2003, respectively. The 1992 Notes and the 1993 Notes are unsecured obligations of the Company and each such issuance allows for a maximum annual redemption by noteholders of 5% of the original principal amount thereof. On August 1, 1996 and June 1, 1996 the Company repaid $20,000 and $163,000, respectively of the 1993 Notes due 2003 pursuant to the noteholders' annual redemption rights.

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

Credit Quality and Allowances for Loan Losses

     The Company maintains allowances for loan losses at levels which, in the opinion of management, provide adequately for current and possible future losses on loans, loans sold and subordinated pass-through certificates. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio were 1.43% as of September 30, 1996. Management evaluates the adequacy of the allowances on a

                                                                       FORM 10-Q
quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and loans sold increased to $4,318,000 at September 30, 1996 compared to $3,715,000 at December 31, 1995. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at September 30, 1996 decreased slightly to 1.96% from 2.10% at December 31, 1995.

     As part of the Company's financing of Land Loans and VOI Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Land Loan or a VOI Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $9,951,000 and $9,644,000 at September 30, 1996 and December 31, 1995,
respectively.

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


                                  LITCHFIELD FINANCIAL CORPORATION





DATE: November 12, 1996           /s/ Richard A. Stratton
                                  RICHARD A. STRATTON
                                  Chief Executive Officer,
                                  President and Director





DATE: November 12, 1996           /s/ Ronald E. Rabidou
                                  RONALD E. RABIDOU
                                  Chief Financial Officer