Form 10-K
period 1996-12-31
LITCHFIELD FINANCIAL CORP /MA
filed 1997-03-31
CIK 882515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
    ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of THE SECURITIES EXCHANGE
                                   ACT of 1934
                  For the fiscal year ended DECEMBER 31, 1996
                        Commission File Number: 0-19822

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

       Registrant's telephone number, including area code: (802) 694-1200
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.01 par value)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 11, 1997 was $82,031,000 (based on the closing price of the Company's common stock on The Nasdaq Stock Market's National Market.)

The number of outstanding shares of common stock as of March 11, 1997 was 5,449,940 shares.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of the proxy statement for the Special Meeting in Lieu of the Annual Meeting of Stockholders to be held April 25,1997 are incorporated by reference into Part III.

              LITCHFIELD FINANCIAL CORPORATION AND SUBSIDIARIES
                                  FORM 10-K
                     FISCAL YEAR ENDED DECEMBER 31, 1996

                                      INDEX

PART I                                                                      PAGE
------                                                                      ----

Item 1.   Business                                                             3
Item 2.   Properties                                                          16
Item 3.   Legal  Proceedings                                                  16
Item 4.   Submission of Matters to a Vote of Security Holders                 16

PART II
-------
Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                         17
Item 6.   Selected Financial  Data                                            17
Item 7.   Management's Discussion and Analysis of
          Financial  Condition  and Results of Operation                      17
Item 8.   Financial Statements and Supplementary Data                         17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and  Financial Disclosure                                           17

PART III
--------
Item 10. Directors  and  Executive  Officers of the  Registrant               18
Item 11. Executive   Compensation                                             18
Item 12. Security  Ownership of Certain  Beneficial  Owners and  Management   18
Item 13. Certain  Relationships and Related  Transactions                     18

PART IV
-------
Item 14..Exhibits, Financial Statement Schedules and Reports on Form 8-K      19

                                                                       Form 10-K

     This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Reference is hereby made to Risk Factors contained later in this document that could cause actual results to differ materially from those contained in this document.


                                     PART I
Item 1.  BUSINESS

Overview

     Litchfield Financial Corporation (the "Company") is a specialty consumer finance company which provides financing for the purchase of rural and vacation properties ("Land Loans") and financing of vacation ownership interests ("VOI Loans"), popularly known as timeshare interests. In addition, the Company makes loans to rural land dealers and resort developers secured by consumer receivables and other secured loans (collectively "Dealer/Other Loans").

     The principal sources of the Company's revenues are (i) interest and fees on loans, (ii) gains from the sale of loans and (iii) servicing and other fee income. Gains on sales of loans are based principally on the present value of the difference between the interest to be collected from the borrower and the interest to be passed on to the purchaser of the loan during the estimated average life of the loans, less a normal servicing fee (referred to as "excess servicing asset"). The excess servicing asset is calculated using prepayment, default and interest rate assumptions prevalent in the marketplace at the time of sale for similar instruments. The excess servicing asset is amortized over the estimated term of the loans using the interest method. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.

Business Strategy

     The Company was founded in November 1988. The Company's strategy has been to build its Serviced Portfolio, consisting of the principal amount of Land, VOI and Dealer/Other Loans serviced by or on behalf of the Company, by acquiring loan portfolios from financial institutions, rural land dealers and resort developers and by providing loans to such dealers and developers secured by consumer receivables. As part of its business and financing strategy, the Company seeks niche markets where its underwriting expertise and ability to provide value-added services enable it to distinguish itself from its competitors and earn an attractive rate of return on its invested capital. Initially, the Company pursued this strategy by financing consumer Land Loans through a land dealer network and portfolio acquisitions. Subsequently, the Company extended its strategy to financing consumer VOI Loans and providing loans to land dealers and resort developers secured by consumer Land and VOI Loans ("Hypothecation Loans"). In 1995, the Company significantly expanded its financing of VOI Loans when it acquired approximately $34.1 million of VOI Loans as part of its purchase of the Government Employees Financial Corporation

                                                                       Form 10-K

("GEFCO") portfolio. In 1996, the Company expanded its financing of loans to land dealers and resort developers for the acquisition of land and the acquisition and development of timeshare resorts ("A&D Loans").

     Management believes that the marketing and operating strategies implemented by the Company have enabled it to provide financing to parties whose needs have been historically underserved in a highly fragmented and inefficient market. In doing so, the Company has increased its earnings per share during each of its full years of operations.

Characteristics of the Serviced Portfolio

 Land Loans

     As of December 31, 1996, 49.2 % of the Serviced Portfolio consisted of Land Loans with an average principal balance of approximately $12,000. The following table sets forth as of December 31, 1996 the distribution of Land Loans in the Company's Serviced Portfolio:

                                     Percentage of                 Percentage of
                      Principal      Principal         Number of       Number of
Principal Balance     Amount         Amount            Loans           Loans
-----------------     ------         ------            -----           -----
Less than  $ 10,000   $26,621,000     22.3%            5,144           51.6%
$ 10,000 - $ 19,999    47,870,000     40.1             3,373           34.0
$ 20,000 - $ 29,999    23,159,000     19.4               971            9.7
$ 30,000 - $ 49,999    13,609,000     11.4               371            3.7
$ 50,000 - $ 99,999     5,730,000      4.8                88            0.9
$100,000 - $250,000     2,387,000      2.0                14            0.1
                     ------------    ------            -----          ------
Total                $119,376,000    100.0%            9,961          100.0%
                     ============    ======            =====          ======

     As of December 31, 1996, the weighted average interest rate of the Land Loans included in the Company's Serviced Portfolio was 12.24% and the weighted average remaining maturity was 11.1 years. The following table sets forth as of December 31, 1996 the distribution of interest rates payable on the Land Loans:

                                                      Percentage of
                                        Principal       Principal
           Interest Rate                Amount          Amount
           -------------                ---------       ------
           Less than 8.0%          $    2,388,000          2.0%
           8.0% - 9.9%                 12,296,000         10.3
           10.0% - 11.9%               25,427,000         21.3
           12.0% - 13.9%               53,003,000         44.4
           14.0% - 15.9%               25,188,000         21.1
           16.0% and greater            1,074,000          0.9
                                      -----------        ------
                Total                 119,376,000        100.0%
                                      ===========        ======

                                                                       Form 10-K

     A Land Loan borrower generally uses the property which secures the loan as a site for a lower-cost primary residence, often consisting of manufactured housing, as a site for a vacation or retirement home or for recreational purposes. As of December 31, 1996, the Company's Land Loan borrowers resided in 50 states and the District of Columbia.

 VOI Loans

     As of December 31, 1996, 17.9% of the Serviced Portfolio consisted of VOI Loans, with an average principal balance of approximately $4,200. The following table sets forth as of December 31, 1996 the distribution of VOI Loans.

                                       Percentage of            Percentage of
                            Principal    Principal    Number of   Number of
    Principal Balance        Amount       Amount       Loans       Loans
    -----------------      ----------    -------      --------   --------
    Less than $ 4,000      $13,288,000     30.7%       5,468      53.0%
    $4,000 -  $ 5,999       13,591,000     31.4        2,680      26.0
    $6,000 -  $ 7,999       11,773,000     27.2        1,670      16.2
    $8,000 -  $ 9,999        3,549,000      8.2          402       3.9
   $10,000 -  $18,000        1,083,000      2.5           91       0.9
                             ---------      ---           --       ---

        Total               43,284,000    100.0%      10,311     100.0%
                            ==========    =====       ======     =====


     As of December 31, 1996, the weighted average interest rate of the VOI Loans included in the Company's Serviced Portfolio was 14.61% and the weighted average remaining maturity was 4.0 years. The following table sets forth as of December 31, 1996 the distribution of interest rates payable on the VOI Loans:

                                                      Percentage of
                                        Principal       Principal
           Interest Rate                  Amount         Amount
           Less than 10.0%           $ 1,169,000            2.7
           10.0% - 11.9%               4,545,000           10.5
           12.0% - 13.9%              11,124,000           25.7
           14.0% - 15.9%              12,423,000           28.7
           16.0% - 17.9%              14,023,000           32.4
                                      ----------           ----

                 Total                43,284,000          100.0%
                                      ==========          ======

     As of December 31, 1996, the Company's VOI borrowers resided in 50 states, the District of Columbia and eight territories or foreign countries.

Loan Purchases and Originations

     Litchfield purchases seller-originated consumer Land Loans and VOI Loans and acquires seasoned loan portfolios from financial institutions, land dealers and resort developers. The Company also provides loans to dealers and developers secured by consumer receivables. For the year ended December 31, 1996, the

                                                                       FORM 10-K

Company extended and acquired $133.8 million of loans, of which 36.7% were Land Loans, 12.3% were VOI Loans and 51.0% were Dealer/Other Loans.

     (1) Dealer and  Developer  Program:
     Financing is provided to consumers through a large number of experienced land dealers and resort developers from which Litchfield regularly purchases mortgage loans. The mortgage loans are made to consumers by land dealers and resort developers using Litchfield's standard forms and subject to its terms. Mortgage loans are in turn purchased by Litchfield from land dealers and resort developers on an individually approved basis in accordance with Litchfield's credit guidelines.

     Each land dealer and resort developer from whom Litchfield purchases loans must be interviewed by the Company's senior management and approved by its credit committee. Management evaluates each land dealer's and resort developer's experience, financial statements and credit references and personally inspects a substantial portion of the land dealer's and resort developer's inventory of land and VOIs prior to approval of loan purchases.

     In order to enhance the creditworthiness of loans purchased from land dealers and resort developers, Litchfield requires most land dealers and resort developers to guarantee payment of the loans and ordinarily retains a portion of the amount payable by the Company to each land dealer and resort developer on purchase of the loan. The retained portion, or reserve, is released to the land dealer or resort developer as the related loans are repaid

     a. Land  Loans
     Dealers  from  whom  the  Company   purchases   Land  Loans  are  typically
closely-held firms with annual revenues of less than $3.0 million. Dealers generally purchase large rural tracts (generally 100 or more acres) from farmers or other owners and subdivide the property into five to twenty acre parcels for resale to consumers. Generally the subdivided property is not developed significantly beyond the provision of graded access roads. In recreational areas, sales are made primarily to urban consumers who wish to use the property for a vacation or retirement home or for recreational purposes such as fishing, hunting or camping. In other rural areas, sales are more commonly made to persons who will locate a manufactured home on the parcel. The aggregate principal amount of Land Loans purchased from individual dealers during the year ended December 31, 1996 varied significantly from a low of approximately $2,300 to a high of approximately $4.7 million. As of December 31, 1996, the five largest dealers accounted for approximately 23.6% of the principal amount of the Land Loans in the Serviced Portfolio, and no single dealer accounted for more than 7.1%.

b. VOI Loans
     The Company purchases VOI Loans from various financial institutions and resort developers. The Company generally targets mature, small resorts with completed amenities and established property owners associations. These resorts participate in programs that permit purchasers of VOIs to exchange their time intervals for time intervals in other resorts around the world. During the year ended December 31, 1996, the Company acquired from such institutions and developers approximately $16.5 million of VOI Loans. As of December 31, 1996, the five largest developers accounted for approximately 63.1% of the principal amount of the VOI Loans in the Serviced Portfolio, and no single developer accounted for more than 19.2%.

                                                                       FORM 10-K


     (2) Portfolio Acquisitions
     Litchfield also engages in the purchase of portfolios of seasoned loans from land dealers, resort developers and financial institutions. Most purchases are from land dealers and resort developers, substantially all of which guarantee the loans sold and from which the Company ordinarily withholds a reserve. Management believes that the portfolio acquisition program is attractive to land dealers and resort developers because it provides them with liquidity to purchase additional inventory.

     Prior to purchasing such loans, Litchfield evaluates the credit and payment history of each borrower in accordance with the Company's underwriting guidelines, performs a sampling of borrower interviews, reviews the documentation supporting the loans for completeness and obtains an appropriate opinion from local legal counsel. Out of a land dealer's or resort developer's total portfolio, Litchfield selects only individual loans which meet its credit standards. In addition, Litchfield evaluates the dealer's or developer's credit references, experience and financial statements and inspects a substantial portion of the dealer's inventory prior to approval.

     The Company, from time to time, has acquired loan portfolios from the RTC and others secured by rural and vacation land. In evaluating the portfolios, the Company conducted its normal review of the borrower's documentation, payment history and underlying collateral. Although the Company was able to review loans included in these portfolios, the Company could not select individual loans for purchase, but rather had to purchase the entire portfolio offered. The Company adjusted its purchase price accordingly.

     (3) Dealer/Other Loans
     The Company extends loans to land dealers and resort developers secured by consumer receivables (Hypothecation Loans). During the year ended December 31, 1996, the Company extended or acquired approximately $43.1 million of Hypothecation Loans to land dealers and resort developers, of which $15.1 million, or 35.0%, were secured by Land Loans and $28.0 million, or 65.0%, were secured by VOI Loans.

     Hypothecation Loans are typically extended to land dealers and resort developers based on advance rates of 50% to 85% of the eligible consumer receivables which serve as collateral. The Company's Hypothecation Loans are typically made at variable rates based on the prime rate of interest plus 3% to 5%. As of December 31, 1996, the Company had $49.5 million of Hypothecation Loans outstanding, none of which were 90 days or more past due. As of such date, the largest Hypothecation Loan was $5.7 million and the average principal balance was $839,000.

     The Company also makes A&D Loans to dealers and developers with whom it has an ongoing relationships. During the year ended December 31, 1996, the Company made $25.1 million A&D Loans to land dealers and resort developers, of which $7.0 million, or 27.9%, were secured by land and $18.1 million, or 72.1%, were secured by resorts under development.


     A&D Loans are generally extended to land dealers and resort developers based on loan to value ratios of 30% to 70% at variable rates based on the prime rate plus 2% to 5%. As of December 31, 1996, the Company had $25.1 million of A&D Loans outstanding, none of which were 90 days or more past due. As of such date, the largest A&D Loan was $3.4 million and the average principal balance was $652,000

                                                                       FORM 10-K

     The Company also makes other secured loans to dealers and developers with whom it has an ongoing relationship. In addition, the Company acquired certain secured and unsecured loans in connection with the GEICO purchase. As of December 31, 1996, the Company has $6.5 million of such loans (collectively referred to as "Other Loans") none of which were 90 days or more past due.

Geographic Distribution
Land Loans
     The Company's portfolio of Land Loans is secured by property located in 34 states, primarily in the Eastern United States.

                       Number of Loans              Principal Amount of Loans
                       ---------------              -------------------------

                           December 31,              December 31,
                           ------------              ------------

                  1992  1993  1994  1995   1996    1992  1993  1994  1995   1996
                  ----  ----  ----  ----   ----    ----  ----  ----  ----   ----
Southwest          17%   18%   20%   23%   35%      14%   14%   19%   27%    27%
South              36    34    38    32    34       28    29    32    38     34
Mid-Wes            --     2     3     4     5       --     2     3     3      7
Mid-Atlantic       16    15    13    14     9       17    16    15    11     12
New York State     24    21    18    18    12       29    24    21    15     14
New England         7    10     8     9     5       12    15    10     6      6
                  ---   ---   ---   ---   ---      ---   ---   ---   ---    ---

         Total    100%  100%  100%  100%  100%     100%  100%  100%  100%   100%
                  ===   ===   ===   ===   ===      ===   ===   ===   ===    ===

VOI Loans

     The Company's portfolio of VOI Loans is secured by property located in 17 states.

                       Number of Loans              Principal Amount of Loans
                       ---------------              -------------------------

                           December 31,              December 31,
                           ------------              ------------

                  1992  1993  1994  1995   1996    1992  1993  1994  1995   1996
                  ----  ----  ----  ----   ----    ----  ----  ----  ----   ----
South             100%    2%    7%   28%    24%    100%    2%    7%   28%    28%
Mid-West          ---   ---   ---    52     61     ---    ---   ---    53    55
Mid-Atlantic      ---    98    93    19     13     ---     98    93    16    15
New England       ---   ---   ---     1      2     ---    ---   ---     3     2
                  ---   ---   ---   ---    ---     ---    ---   ---   ---   ---
   Total          100%  100%  100%  100%  100%     100%  100%  100%  100%   100%
                  ===   ===   ===   ===   ===      ===   ===   ===   ===    ===



Loan Underwriting

     Litchfield has established loan underwriting criteria and procedures designed to reduce credit losses on its portfolio. The loan underwriting process includes reviewing each borrower's credit history and, for land loans in excess of $50,000 and VOI loans in excess of $15,000, verifying employment and calculating certain debt-to-income ratios. In addition, Litchfield's underwriting staff routinely conducts telephone interviews with a selected sample of borrowers. The primary focus of the Company's underwriting is to assess the likelihood that the borrower will repay the loan as agreed by examining the borrower's credit history through standard credit reporting

                                                                       FORM 10-K

bureaus. In order to verify a borrower's employment status, the Company may contact the applicant's employer or obtain current pay stubs or recent tax returns.

     Litchfield's loan policy is to purchase Land and VOI Loans from $3,000 to $50,000. On a case by case basis, the Company will also consider purchasing such loans in excess of $50,000. As of December 31, 1996, the Company had 102 Land Loans exceeding $50,000 representing 5.0% of the number of such loans in the Serviced Portfolio, for a total of $8.1 million. There were no VOI Loans exceeding $50,000 as of December 31, 1996. The Company will originate Dealer Loans up to $10.0 million. All loans greater than $100,000 must be approved by the Credit Committee which is comprised of the Chief Executive Officer, Executive Vice President, a senior Vice President and the Chief Financial Officer.

Collections and Delinquencies

     Management believes that the relatively low delinquency rate for the Serviced Portfolio is attributable primarily to the application of its underwriting criteria, as well as to dealer guarantees and reserve requirements. No assurance can be given that these delinquency rates can be maintained in the future.

     Collection efforts are managed and delinquency information is analyzed at the corporate headquarters. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is five days past due, at which time the Company attempts to contact the borrower to determine the reason for the delinquency and to attempt to cause the account to become current. If the status of the account continues to deteriorate, an analysis of that delinquency is undertaken by the collection supervisor to determine the appropriate action. When the loan is 90 days past due in accordance with its original terms and it is determined that the amounts cannot be collected from the dealer or developer guarantees or reserves, the loan is generally placed on a non-accrual status and the collection supervisor determines the action to be taken. The determination of how to work out a delinquent loan is based upon many factors, including the borrower's payment history and the reason for the current inability to make timely payments. The Company has not restructured a material number of problem loans. When a dealer program loan becomes 30 days past due, in addition to the Company's collection procedures, the Company also has the assistance of the dealer or developer in collecting the loan.

     Regulations and practices regarding the rights of the mortgagor in default vary greatly from state to state. To the extent permitted by applicable law, the Company collects late charges and return-check fees and records these items as additional revenue. Only if a delinquency cannot otherwise be cured will the Company decide that foreclosure is the appropriate course of action. If the Company determines that purchasing a property securing a mortgage loan will minimize the loss associated with such defaulted loan, the Company may accept a deed in lieu of foreclosure, take legal action to collect on the underlying note or bid at the foreclosure sale for such property.

                                                                       FORM 10-K


Land Loans

     The following table shows the Company's historic delinquency rate, net of dealer/developer reserves and guarantees for Land Loans in the Serviced
Portfolio:




                                          Year ended December 31,
                                          -----------------------
                                      1992           1993           1994          1995             1996
                                      ----           ----           ----          ----             ----
Land Loans in Serviced
 Portfolio                     $58,968,000    $77,258,000    $90,502,000   $97,266,000      $119,370,000
Delinquent Land Loans (1)          553,000        511,000        981,000     1,059,000         1,920,000
Delinquency as a
 percentage of Land
 Loans in Serviced Portfolio          0.94%          0.66%          1.08%        1.09%             1.61%

     (1) Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.



VOI Loans

     The following table shows the Company's  historic  delinquency rate, net of
dealer/developer   reserves  and  guarantees  for  VOI  Loans  in  the  Serviced
Portfolio:


                                           Year ended December 31,
                                           -----------------------
                                1992         1993            1994           1995          1996
                                ----         ----            ----           ----          ----

VOI Loans in Serviced
Portfolio                   $300,000   $1,434,000      $2,851,000     $46,700,000   $43,284,000
Delinquent VOI Loans (1)         ---          ---             ---       1,958,000     1,316,000
Delinquency as a percentage
 of VOI Loans in Serviced
 Portfolio                       ---%          ---%           ---%           4.19%         3.04%


(1) Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.


     The following is an analysis of the total allowances for all loan losses owned and sold:




                                           Year ended December 31,
                                           -----------------------

                                1992         1993            1994           1995          1996
                                ----         ----            ----           ----          ----



Allowance, beginning of year  $299,000    $498,000      $1,064,000    $1,264,000    $3,715,000
Provision for loan losses      270,000     620,000         559,000       890,000     1,954,000
Net charge-offs of
uncollectible accounts (1)    (179,000)   (493,000)       (359,000)     (946,000)   (1,965,000)
Allocation of purchase
adjustment (2)                 108,000     439,000           ---       2,507,000       824,000
                              -------     -------      ----------    ----------    ----------

Allowance, end of year        $498,000  $1,064,000      $1,264,000    $3,715,000    $4,528,000
                              ========  ==========      ==========    ==========    ==========


(1) Net of  recoveries  of $20,000,  $10,000,  $47,000,  $11,000 and $310,000 in
1992,  1993,  1994, 1995 and 1996,  respectively.

(2) Represents allocation of purchase adjustment related to purchase of certain non-guaranteed loans including the GEFCO portfolio in 1995.

                                                                       FORM 10-K

      The following is an analysis of net charge-offs by major loan and collateral types experienced by the Company:



                                           Year ended December 31,
                                           -----------------------

                       1992          1993            1994           1995      1996
                       ----          ----            ----           ----      ----


Land Loans            $179,000    $493,000        $359,000      $546,000     $669,000
VOI loans                  ---         ---             ---        45,000    1,284,000
Dealer/Other Loans         ---         ---             ---       355,000       12,000
                     ---------    --------        --------      --------    ---------
                     $ 179,000    $493,000        $359,000      $946,000     $965,000
                     =========    ========        ========      ========    =========
Net charge-offs
as a percentage
of the average
Serviced Portfolio         .37%       .69%            .38%          .67%         .94%



     As part of the Company's financing of Land Loans and VOI Loans, arrangements are entered into with land dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the land dealers and resort developers, a portion of the amount payable to them for a Land Loan or a VOI Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the land dealers and resort developers based upon various criteria, two of which are the financial strength of the land dealers and resort developers and the credit risk associated with the loans being purchased. Dealer reserves for Land Loans amounted to $6,112,000, $6,420,000 and $7,556,000 at December 31,
1994, 1995 and 1996, respectively. Developer reserves for VOI Loans amounted to $463,000, $3,224,000 and $3,072,000 at December 31, 1994, 1995 and 1996,
respectively. Historically, substantially all of the dealers and developers have provided personal and, when relevant, corporate guarantees to further protect the Company from loss.

     Loan Servicing and Sales

     The Company retains the right to service all the loans it originates. Servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the loans, accounting for principal and interest, contacting delinquent borrowers and supervising foreclosure and bankruptcies in the event of unremedied defaults. Substantially all servicing results from the origination and purchase of loans by the Company, and the Company has not historically purchased loan servicing rights except in connection with the purchase of loans. Servicing rates generally approximate .5% to 2% of the principal balance of a loan.

     In connection with the Company's continuing growth, the Company decided to subcontract its servicing rights in order to avoid incurring additional fixed overhead costs associated with such servicing. Accordingly, the Company subcontracted to an unaffiliated third party the servicing of VOI Loans in 1995 and the remaining loans in April 1996. The Company retains responsibility for servicing all loans as master servicer.

     In 1990, the Company began privately placing issues of pass-through certificates evidencing an undivided beneficial ownership interest in pools of loans which have been transferred to trusts. The principal and part of the interest payments on the loans transferred to the trust are collected by the Company, as the servicer of the loan pool, remitted to the trust for the benefit of the investors, and then distributed by the trust to the investors in the pass-through certificates.

                                                                       FORM 10-K


     As of December 31, 1996, the Company has completed private placements of pass-through certificate for a total of approximately $201.7 million, including securitizations to Internationale Nederlanden (U.S.) Capital Markets, Inc. ("ING"), Cigna, Teachers Insurance and Annuity Association and the Bank of Boston. In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral. If borrowers default in the payment of principal or interest on the loans underlying these issues of pass-through certificates, losses would be absorbed first by the subordinated portion or cash collateral account retained by the Company and might, therefore, have to be charged against the allowance for loan losses to the extent dealer guarantees and reserves are not available.

     The Company also has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with Holland Limited Securitization, Inc. ("HLS"), a multi-seller commercial paper issuer sponsored by ING. In October 1996, the Company amended the facility to increase the facility to $100 million, subject to certain terms and conditions, reduce certain credit enhancement requirements and expand certain loan eligibility criteria. The facility expires in June 1998.

     In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of December 31, 1996, the outstanding balance of loans sold under this facility was $77,521,000 and outstanding borrowings under the line of credit were $1,799,000. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     Marketing and Advertising

     The Company markets its program to rural land dealers and resort developers through referrals, dealer and developer solicitation, and targeted direct mail. The Company employs four marketing executives based in Denver, Colorado and six marketing executives based in Stamford, Vermont. In the last 5 years the Company has closed loans with over 250 different dealers and developers.

     Management believes that the Company benefits from name recognition as a result of its referral, advertising and other marketing efforts. Referrals have been the strongest source of new business for the Company and are generated in the states in which the Company operates by dealers, brokers, attorneys and financial institutions. Management and marketing representatives also conduct seminars for dealers and brokers and attend trade shows to improve awareness and understanding of the Company's programs.

     Regulation

     The Company is licensed as a mortgage banker in nine of the states in which it operates, and in those states its operations are subject to supervision by state authorities (typically state banking or consumer credit authorities).

                                                                       FORM 10-K


Expansion into other states may be dependent upon a finding of financial responsibility, character and fitness of the Company and various other matters. The Company is generally subject to state regulations, examination and reporting requirements, and licenses are revocable for cause. The Company is subject to state usury laws in all of the states in which it operates.

     The Company's consumer finance activities are subject to the Truth-in-Lending Act. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. Failure to comply with the requirements of the Truth-in-Lending Act may give rise to a limited right of rescission on the part of the borrower. The Company believes that it is in substantial compliance in all material respects with the Truth-in-Lending Act.


     The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the interest rate charged increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with a name and address of the reporting agency.

     Competition

     The consumer finance business is highly competitive, with competition occurring primarily on the basis of customer service and the term and interest rate of the loans. Traditional competitors in the consumer finance business include commercial banks, credit unions, thrift institutions, industrial banks and finance companies, many of which have considerably greater financial, technical and marketing resources than the Company. As a result of consolidation and the failure of certain financial institutions, the number of financial institutions is being reduced. There can be no assurance that the Company will not face increased competition from remaining institutions or new financial institutions.

     The Company believes that it competes on the basis of providing competitive rates and prompt, efficient and complete service, and by emphasizing customer service on a timely basis to attract borrowers whose needs are not met by traditional financial institutions.

     Employees

     As of December 31, 1996, the Company had 57 full-time equivalent employees. The Company's employees are not covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

                                                                       FORM 10-K
     Risk Factors

     General Business Risks. The Company's business is subject to various business risks. The level of the Company's revenues is dependent upon demand for the type of loans originated, purchased, sold and serviced by the Company from both potential borrowers and investors. Future declines in real estate values, changes in prevailing interest rates and changes in the availability of attractive returns on alternative investments each could make loans of the type originated and purchased by the Company less attractive to borrowers and investors.

     Funding Sources. The Company has an ongoing need for debt and equity financing to fund its lending and purchasing activities. Historically, the Company has funded its originations and purchases of loans by borrowing under secured and unsecured lines of credit from unaffiliated financial institutions. As of December 31, 1996, the Company had secured lines of credit totaling $50 million with three financial institutions, of which all $50 million was available for borrowings, and $34.5 million of borrowings were outstanding. Two of these lines are renewable on an annual basis and the other line has an initial three-year term expiring in September 1999. The Company has also entered into a four-year arrangement expiring in June 1998 with another financial institution, pursuant to which such institution has agreed to provide credit enhancements and liquidity to facilitate the sale by the Company of its loans. Such institution's obligations under this arrangement cannot exceed $100.0 million at any one time. The Company has sold approximately $98.5 million of loans using this facility. To the extent that the Company does not successfully sell its loans into the secondary markets and maintain line of credit arrangements, it may have to curtail its loan purchasing activities, which could have a material adverse effect on its operation.

     Impact of Economic Cycles. The business risks associated with the Company's business become more acute in an economic slowdown. Such an environment is generally characterized by decreased demand for rural and vacation real estate and declining real estate values in many areas of the country. Delinquencies, foreclosures, and loan losses generally increase during economic slowdowns or recessions, and any such future slowdowns could adversely affect future operations of the Company.

     Prepayment Risk. A significant portion of the Company's revenues historically has been comprised of gains on sales of loans. The gains are recorded in the Company's revenues and on its balance sheet (as an "excess servicing asset") at the time of sale, and the amount of gains recorded is based in part on certain estimates made by management at that time. Those estimates are based on management's expectations of future prepayment rates and other considerations. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, a charge to earnings will be taken in the period of adjustment. If actual prepayments with respect to loans sold occur more slowly than estimated, the carrying value on the balance sheet of the excess servicing asset would not increase, although total income would exceed previously estimated amounts.

     Fluctuations in Quarterly Results of Operations. A significant portion of the Company's revenues consists of gains recognized upon sales of loans. Thus, the timing of loan sales has a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter.

     Contingent Repurchase Obligations. In connection with the Company's practice of selling whole loans to investors, the Company generally commits to repurchase such loans that become 90 days past due. These contingent obligations

                                                                       FORM 10-K


are subject to various terms and conditions, including limitations on the amounts of loans which must be repurchased. The Company also has guaranteed payment of loans included in certain of its mortgage securitization programs. As of December 31, 1996, the Company had outstanding contingent repurchase obligations in the aggregate amount of approximately $8.4 million. In addition, when the Company sells loans through mortgage securitization programs, the Company commits to replace any loans that do conform to certain representations and warranties included in the operative loans sale documents. Also, in connection with certain securitization programs $18.9 million of restricted cash represent accounts established as credit enhancements as of December 31, 1996.

     Dependence on Senior Management. The Company's success depends upon the continued contributions of its senior management. The loss of services of certain of the Company's executive officers could have an adverse effect upon the Company's business. The Company maintains key man insurance on the life of one member of its senior management, Chief Executive Officer and President Richard A. Stratton.

     Significant Influence of Certain Stockholders. As of January 31, 1997, the executive officers and directors of the Company beneficially owned 16.4% of the outstanding shares of Common Stock. Accordingly, such persons, if they were to act in concert, would have significant influence on the Company.

     Regulation. The operations of the Company are subject to extensive regulation by federal, state and local government authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation which restricts the subdivision of rural land and numerous states have enacted regulation in connection with vacation ownership interests. Although the Company believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate or sell loans, further limit or restrict the amount of interest and other charges earned under loans originated or purchased by the Company, or otherwise adversely affect the business or prospects of the Company.

     Environmental Liabilities. In the course of its business, the Company has acquired, and may in the future acquire, properties securing loans it has arranged that are in default. Although substantially all of the Company's loans are secured by mortgages on rural land and VOIs, there is a risk that hazardous substances or waste could be discovered on such properties after foreclosure by the Company. In such event, the Company might be required to remove such substances from the affected properties at its sole cost and expense. There can be no assurances that the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties or that the Company would have adequate remedies against the prior owner or other responsible parties, or that the Company would not find it difficult or impossible to sell the affected properties either prior to or following any such removal.

     Collection and Delinquency Risks Associated with VOI Loans. The Company's collection of payments due under the VOI Loans is subject to certain risks associated with VOI ownership. Although individual VOI owners are obligated to make payments under their notes irrespective of any defect in, damage to, or change in conditions of the vacation resort (such as erosion, construction on adjacent or nearby properties, or environmental problems) or of any breach of contract by the property owners association to provide certain services to the VOI borrowers (including any such breach resulting from a destruction of the resort) or of any other loss of benefits of ownership of their unit week(s) (including cessation of the ability of the borrowers to exchange their time intervals in the resort for time intervals in other unaffiliated resorts), any such material defect, damage, change, breach of contract, or loss of benefits is likely to result in a delay in payment or default by a substantial number of the borrowers whose VOIs are affected. In addition, the Company relies upon unaffiliated third parties to market VOIs and to resell VOIs securing defaulted loans. If such third parties were to cease its sales and resales efforts, either voluntarily or involuntarily, and the Company were unable to make suitable arrangements with a successor marketer, the ability of the Company to realize on defaulted loans might be substantially diminished. The costs of foreclosure and resale of unit weeks securing defaulted loans are likely to be substantially higher than such costs in the traditional mortgages, and this may materially affect the amounts realized by the Company on defaulted loans in the best of circumstances. Such marketing companies are entitled to sales and commission.

     Competition. The financing of VOI loans is highly competitive and many of the Company's competitors have greater financial resources. The Company generally targets mature, small resorts with completed amenities and established property owners associations. The Company believes that financing of such VOIs is typically fragmented and less competitive. Nonetheless, there can be no assurance that the Company's strategy will be successful.

Item 2.  PROPERTIES

     The Company owns an aggregate of approximately 13,000 square feet of office space in Stamford, Vermont, which is used as the Company's headquarters. The Company also occupies an aggregate of approximately 5,100 square feet of office space in Lakewood, Colorado, pursuant to a lease expiring in January 1998, with an option to renew until 2001, providing for an annual rental of approximately $40,000, including utilities and exterior maintenance expenses.

Item 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                                                       FORM 10-K



                                   PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market's National Market under the symbol "LTCH." At March 11, 1997, there were approximately 1,500 holders of record of the registrants common stock. Common Stock Market Prices and Dividends on page 25 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The Selected  Consolidated  Financial  Information  on pages 2 and 3 of the
Annual Report of stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 10 of the Annual Report of Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors included on pages 11 through 27 of the Annual Report of Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING  AND
        FINANCIAL DISCLOSURE

    None.

                                                                       FORM 10-K




                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained on pages 4 through 7 of Litchfield Financial Corporation's Proxy Statement dated March 27, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  EXECUTIVE COMPENSATION

     The information contained on pages 8 through 13 of Litchfield Financial Corporation's Proxy Statement dated March 27, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained on pages 2 through 4 of Litchfield Financial Corporation's Proxy Statement dated March 27, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained on page 7 of Litchfield Financial Corporation's Proxy Statement dated March 27, 1997, with respect to certain relationships and transactions, is incorporated herein by reference in response to this item.

                                                                       FORM 10-K

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
     The following consolidated financial statements of Litchfield Financial Corporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1996 are incorporated by reference in Item 8:

     Consolidated balance sheets - December 31, 1996 and 1995
     Consolidated statements of income - Years ended December 31, 1996, 1995 and
            1994
     Consolidated  statements of stockholders' equity - Years ended December 31,
            1996, 1995 and 1994
     Consolidated statements of cash flows - Years ended December 31, 1996, 1995 and 1994
     Notes to consolidated financial statements - December 31, 1996

   (2) Financial statement schedules
     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) Listing of Exhibits
          A.  Exhibits Incorporated by Reference.

     (i) The following exhibits are incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-44915), as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such Registration Statement) (No. 33-44915):

     3.1 Restated Articles of Organization of the Company.

     3.2 Restated By-Laws of the Company.

     10.1 1990 Stock Option Plan adopted and approved on May 30, 1990 and form of Stock Option Agreement

     10.2   Securities Purchase Agreement dated as of November 21, 1988.

     10.28 Pooling and Trust Agreement dated as of December 31, 1990 between the Company and State Street Bank and Trust Company of Connecticut, N.A., as trustee of Litchfield Financial Mortgage Trust II.

     10.29  Servicing  Agreement  dated  December 31, 1990 between  State Street
            Bank  and  Trust  Company  of  Connecticut,   N.A.,  as  trustee  of
            Litchfield Financial Mortgage Trust II, and the Company.

                                       19
                                                                       FORM 10-K


     10.30  Purchase  Agreement  dated  December  31,  1990 with  respect to the
            sale  of  Mortgage  Pass  Through   Certificates  Series  1990-2  by
            Litchfield Financial Mortgage Trust II.

     10.31 Class B and Class B-1 Purchase Agreement dated December 31, 1990 with respect to the sale of Mortgage Pass-Through Certificate Series 1990-2 by Litchfield Financial Mortgage Trust II.
     10.35 Pooling and Trust Agreement as of December 20, 1991 between the Company and James C. Farrington, as trustee of Litchfield Financial Mortgage Trust V.
     10.36 Servicing Agreement dated as of December 14, 1991 between the Company and James C. Farrington, as trustee of Litchfield Financial Mortgage Trust V.
     10.37  Purchase  Agreement  dated  December  20,  1991 with  respect to the sale of Mortgage Pass-Through Certificates Series 1991-1 of Litchfield Financial Mortgage Trust V.
     10.38 Class B Purchase Agreement dated December 20, 1991 with respect to the sale of Mortgage Pass-Through Certificates Series 1991-1 of Litchfield Financial Mortgage Trust V.
     10.48   Amendment to the 1990 Stock Option Plan dated February 18, 1992.
            (ii) The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-52390), as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those exhibits originally filed with such Registration Statement No. 33-52390):

      4.1 Form of Indenture pursuant to which the Company's 10% Notes due 2002 were issued.
      4.2   Form of 10% Note due 2002.
     10.51 Pooling and Servicing Agreement dated as of March 31, 1992 among the Company, Litchfield Mortgage Securities Corporation I, and Thomas P. McHugh, Esquire, as trustee of Litchfield Financial Mortgage Trust VII.
     10.57 Pooling and Servicing Agreement dated as of September 14, 1992 among the Company, Litchfield Mortgage Securities Corporation 1992-2, and the Chase Manhattan Bank, N.A., as trustee of Litchfield Financial Mortgage Trust 1992-2.
     10.58 Mortgage Purchase Agreement dated as of September 24, 1992 between the Company and Litchfield Mortgage Securities Corporation 1992-2.

            (iii) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1992 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K):

     10.59  Second Amendment to the 1990 Stock Option Plan.
     10.61 Mortgage Purchase Agreement dated as of March 19, 1993 between the Company and Litchfield Mortgage Securities Corporation I.
     10.62 Pooling and Servicing Agreement dated as of February 23, 1993 among the Company, Litchfield Mortgage Securities Corporation I, and Thomas P. McHugh, Esquire, as trustee of Litchfield Financial Mortgage Trust 1993-1.

     (iv) The following exhibits are incorporated by reference to the Company's Registration Statement No. 33-60788, as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those exhibits originally filed with such Registration Statement No. 33- 60788):

     4.3 Form of Indenture pursuant to which the Company's 8 7/8% Notes due 2003 were issued.
     4.4  Form of 8 7/8% Note due 2003.

                                                                       FORM 10-K

     (v) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K)

   10.64 Pooling and Servicing Agreement, dated as of August 27, 1993, among the Company, Litchfield Mortgage Securities Corporation and Harris Trust and Savings Bank, as Trustee of the Litchfield Financial Mortgage Trust 1993-2.

   10.65 Mortgage  Purchase    Agreement,   dated  as  of  September  28,  1993,
         between the Company and Litchfield Mortgage Securities Corporation.

   10.66 Pooling and Servicing Agreement, dated as of November 30, 1993, among the Company, Litchfield Mortgage Securities Corporation and
         Harris Trust and Savings Bank, as Trustee of the Litchfield Financial Mortgage Trust 1993-3.

   10.67 Mortgage Purchase Agreement, dated as of December 21, 1993, between the Company and Litchfield Mortgage Securities Corporation
 .
         (vi) The following exhibits are incorporated by reference to the Company's Registration Statement No. 33-89488, as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those exhibits originally filed with such Registration Statement No. 33- 89488):

   4.5   Form of  Indenture  pursuant  to  which  the   Company's  10% Notes due
         2004 were issued.

   4.6   Form of 10% Note due 2004.

   10.68 Pooling and  Servicing  Agreement,  dated   as of  June 1, 1994,  among
         the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.

   10.69 Series  Trust  Agreement,    dated as of June 16,  1994,   between  the
         Company,  Litchfield Mortgage  Securities   Corporation 1994, and   The
         Chase Manhattan Bank, N.A., as trustee.

   10.70 Mortgage Purchase Agreement,  dated as of    June 16, 1994, between the
         Company and   Litchfield   Mortgage Securities Corporation 1994.

   10.71 Pledge and Collateral Agency Agreement, dated as of June 16, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, Internationale Nederlanden (U.S.) Finance Corporation and The Chase Manhattan Bank, N.A., as collateral agent.

   10.72 Sinking Fund Account Agreement, dated as of June 16, 1994, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A. and Internationale Nederlanden (U.S.) Capital Markets.

   10.73 Rate  Stabilization   Agreement,  dated  as  of June 16, 1994,  between
         the   Company  and    Internationale    Nederlanden    (U.S.)   Finance
         Corporation.

   10.74 Series  Trust  Agreement,   dated  as  September  27,  1994,  among the
         Company  Litchfield   Mortgage   Securities  Corporation 1994, and  The
         Chase Manhattan Bank, N.A., as trustee.

   10.75 Mortgage  Purchase  Agreement,  dated  as  of  September   27,    1994,
         between  the  Company and  Litchfield Mortgage  Securities  Corporation
         1994.

   10.76 Pledge and Collateral Agency Agreement, dated as of September 27, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, Internationale Nederlanden (U.S.) Finance Corporation and The Chase Manhattan Bank, N.A., as collateral agent.

   10.77 Sinking Fund Account Agreement, dated as of September 27, 1994, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A. and Internationale Nederlanden (U.S.) Capital Markets.

   10.78 Rate   Stabilization  Agreement,    dated  as of  September  27,  1994,
         between  the   Company and  Internationale  Nederlanden  (U.S.) Finance
         Corporation.

                                                                       FORM 10-K


   10.79 Pooling and Servicing Agreement,  dated   as  of August 31, 1994, among
         the Company,  Litchfield Mortgage    Securities  Corporation and Thomas
         P. McHugh, Esquire, as trustee.

   10.80 Mortgage Purchase Agreement,     dated as of September 12, 1994 between
         the Company and  Litchfield   Mortgage  Securities Corporation.

   10.81 Lease,  dated as of  February  1, 1995,   between  the  Company and Fox
         Point Property L.L.C.

   10.84 Employment  Agreement,   date as of  December  23,  1994,   between the
         Company and Wayne M. Greenholtz.

   10.85 Third Amendment to the 1990 Stock Option Plan.

         (vii) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K)

   10.91 Series Trust  Agreement,   dated as of December  28,  1994,   among the
         Company,  Litchfield  Mortgage   Securities  Corporation 1994, and  The
         Chase Manhattan Bank, N.A., as trustee.

   10.92 Mortgage  Purchase  Agreement,   dated as of December 28, 1994, between
         the  Company  and  Litchfield Mortgage Securities Corporation 1994.

   10.93 Certificate Purchase Agreement, dated as of December 28, 1994, among Litchfield Mortgage Securities Corporation 1994, the Company, Holland Limited Securitizations, Inc., and Internationale Nederlanden (U.S.) Capital Markets.

   10.94 Pledge and Collateral Agency Agreement, dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securitization, Inc. and The Chase Manhattan Bank, N.A., as collateral agent.

   10.95 Sinking Fund Account Agreement, dated as of December 28, 1994, among the Company, Holland Limited Securitization, Inc., The Chase Manhattan Bank, N.A. and Internationale Nederlanden (U.S.) Capital Markets.

   10.97 Amendment No. 1 to Pooling and Servicing Agreement, dated as of December 1, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.

   10.98 Amendment  No. 1  to  Series   Trust  Agreement  Dated  June 16,  1994,
         dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.

   10.99 Amendment to Sinking Fund Account Agreement (Litchfield Mortgage Trust 1994-1), dated as of December 28, 1994, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A., Internationale Nederlanden (U.S.) Capital Markets.

  10.100 Amendment No. 1 to Series Trust Agreement Dated September 27, 1994, dated as of December 28 , 1994, among the Company, Litchfield Mortgage Securities Corporation 1 994, and The Chase Manhattan Bank, N.A., as trustee.

  10.101 Amendment to Sinking Fund Account Agreement (Litchfield Mortgage Trust 1994-2), dated as of December 28, 1994, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A., Internationale Nederlanden (U.S.) Capital Markets.

  10.102 Indenture,  dated    as of    January  9,  1995,    between  Litchfield
         Residual   Securities   Corporation  and   The  Chase  Manhattan  Bank,
         N.A., as note trustee.

  10.103 Note Purchase Agreement, dated as of January 9, 1995, among Litchfield Residual Securities Corporation, Connecticut General Life Insurance Company and Connecticut General Life Insurance Company on behalf of one or more accounts.

  10.104 10.43% Secured Notes, due May 1, 2024.

  10.105 Agreement  and  Certificate,   dated as  of January 9,   1995,  between
         the  Company  and the  Chase Manhattan Bank, N.A., as Note Trustee.

                                                                       FORM 10-K

  10.106 Amendment  No.    1  to  Pooling    and   Trust  Agreement,   dated  as
         January 6, 1995, among the Company, State Street Bank and Trust Company of Connecticut, National Association, as trustee, and those Certificateholders on the signature pages thereto.

  10.107 Amendment No. 1 to Servicing Agreement, dated as of January 6, 1995, among the Company, State Street Bank and Trust Company of Connecticut, National Association, as trustee, and those Certificateholders on the signature pages thereto.

 10.108 Amendment No. 1 to Pooling and Trust Agreement, dated as of January 6, 1995, among the Company, James C. Farrington, as trustee, and those Certificateholders on the signature pages thereto.

 10.109 Intercreditor Agreement, dated as of January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-1, among the Chase Manhattan Bank, N.A., as trustee under an Indenture, the Chase Manhattan Bank, N.A., as collateral agent under a Pledge and Collateral Agency Agreement for the benefit of Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A., as agent there under and the Company.

 10.110 Mortgage Loan Pledge Agreement, dated as of January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-1, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, and The Chase Manhattan Bank, N.A., as collateral agent.

 10.111  Amendment   No.  1  to   Pledge   and  Collateral   Agency   Agreement,
         dated as of January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-1, among the Company, Litchfield Mortgage
         Securities Corporation 1994, Internationale Nederlanden (U.S.) Finance Corporation, and The Chase Manhattan Bank, N.A., as collateral agent.

 10.112  Amendment  No.  1   Rate   Stabilization   Agreement,   dated   as  of
         January 9, 1995, in connection     with the  Litchfield  Mortgage Trust
         1994-1,   between  the  Company,     and   Internationale   Nederlanden
         (U.S.) Finance Corporation.

 10.113 Intercreditor Agreement, dated as of January, 9, 1995, in connection with the Litchfield Mortgage Trust 1994-2, among The Chase Manhattan Bank, N.A., s trustee under an Indenture, The Chase Manhattan Bank, N.A., as collateral agent under a Pledge and Collateral Agency Agreement for the benefit of Internationale Nederlanden (U.S.) Finance Corporation and The Chase Manhattan Bank, N.A., as collateral agent.

 10.114  Mortgage  Loan  Pledge  Agreement,   dated as of  January 9,  1995,  in
         connection with the Litchfield Mortgage Trust 1994-2, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, and The Chase Manhattan Bank, N.A., as agent thereunder and the Company.

 10.115  Amendment  No.  1  to    Pledge   and  Collateral   Agency   Agreement,
         dated as  of January  9,  1995,   in   connection  with the  Litchfield
         Mortgage Trust 1994-2, among the Company, Litchfield Mortgage Securities Corporation 1994, Internationale Nederlanden (U.S.) Finance Corporation, and The Chase Manhattan Bank, N.A., as collateral agent.

 10.116 Amendment No. 1 Rate Stabilization Agreement, dated as of January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-2, between the Company and Internationale Nederlanden (U.S.) Finance Corporation.

 10.117 Certificate Purchase Agreement (for Litchfield Mortgage Trust 1994-1), dated as of January 26, 1995, among Litchfield Mortgage Securities Corporation 1994, the Company, Holland Limited Securitizations, Inc., and Internationale Nederlanden (U.S.) Capital Markets.

 10.118 Certificate Purchase Agreement (for Litchfield Mortgage Trust 1994-2), dated as of January 26, 1995, among Litchfield Mortgage Securities Corporation 1994, the Company, Holland Limited Securitizations, Inc., and Internationale Nederlanden (U.S.) Capital Markets.

 10.119  Amended and Restated  Pledge and  Collateral   Agency  Agreement Dated
         June 16, 1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.

 10.120 Amendment No. 1 to Mortgage Loan Pledge Agreement(Litchfield Mortgage Trust 1994-1), dated as of January 26,1995, among the Company, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.

                                                                       FORM 10-K


 10.121 Amendment No. 2 to Pooling and Servicing Agreement, dated as of January 26,1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.

 10.122 Amendment No. 2 to Series Trust Agreement Dated June 16, 1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.

 10.123 Amended and Restated Pledge and Collateral Agency Agreement Dated September 27, 1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.

 10.124 Amendment No. 1 to Mortgage Loan Pledge Agreement (Litchfield Mortgage Trust 1994-2), dated as of January 26, 1995, among the Company, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.

 10.125 Amendment No. 2 to Series Trust Agreement Dated September 27, 1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.

  (iii) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q) 10.126 Asset Purchase Agreement dated as of March 30, 1995 between GEICO Corporation, Government Employees Financial Corporation, GEICO Financial Services, Inc., GEICO Financial Company, Willow Valley Associates, LTD., Variproperties, Inc. as sellers and Litchfield Financial Corporation as purchaser (excluding exhibits and schedules).

   10.127 Litchfield  Financial   Corporation   1995    Stock  Option  Plan  for
          Non-Employee Directors.

   10.128 Sale and Servicing Agreement dated as of March 22, 1995 between Litchfield Timeshare Securities Corporation as depositor and
          Litchfield Financial Corporation as servicer and Litchfield Timeshare Trust 1995-1.

   10.129 Amended and Restated Sale and Servicing Agreement dated as of March 22, 1995 between Litchfield Timeshare Securities Corporation as depositor and Litchfield Financial Corporation as servicer and Litchfield Timeshare Trust 1995-1.

   10.130 Litchfield  Timeshare  Trust   1995-1  Trust   Agreement  dated  as of
          March 22, 1995 between Litchfield Timeshare Securities Corporation 1995-1 and the Chase Manhattan Bank, N.A. as trustee.

   10.131 Amended and Restated Litchfield Timeshare Trust 1995-1 Trust Agreement dated as of March 22, 1995 between Litchfield Timeshare Securities Corporation 1995-1 and the Chase Manhattan Bank, N.A. as trustee.

   10.132 Loan and Security Agreement between Litchfield Financial Corporation and the First National Bank of Boston as amended in the principal amount of $15,000,000 under the revolving line of credit promissory note.

   10.133 Litchfield  Timeshare      Trust 1995-1 Class A Certificates  Purchase
          Agreement   dated  April   27,  1995  between   Litchfield   Timeshare
          Securities Corporation 1995-1 as depositor, Litchfield Financial Corporation as initial servicer, and Teachers Insurance and Annuity Association of America as purchaser.

   10.134 Litchfield  Timeshare   Trust  1995-1  Class A  Certificates  Purchase
          Agreement    dated  June  22,  1995   between   Litchfield   Timeshare
          Securities Corporation 1995-1 as depositor, Litchfield Financial Corporation as initial servicer, and Teachers Insurance and Annuity Association of America as purchaser.


   10.135 Subservicing  Agreement   between   Concord   Servicing   Corporation,
          Litchfield Financial Corporation, and Litchfield Timeshare Trust 1995-1, as amended.

                                                                       FORM 10-K



   (ix) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q)

  10.136 Receivables Financing facility extended by Holland Limited Securitization, Inc. and Internationale Nederlanden (U.S.) capital Markets, Inc., to Litchfield Financial Corporation and Litchfield Mortgage Securities Corporation 1994 dated September 29, 1995.

   B.  Exhibits Filed with this Report on Form 10-K.

   The following exhibits are filed herewith:

   10.137 Amended and Restated   Employment  Agreement,    dated  as of July 19,
          1996, between the Company and Richard A. Stratton.

   10.138 Amended and Restated Employment Agreement, dated as of July 19, 1996, between the Company and Heather A. Sica.

   10.139 Employment  Agreement,  dated  as  of July  19,    1996,  between  the
          Company and Ronald E. Rabidou.

   10.140 Commercial   Security   Agreement  dated  as of July 23, 1996,  in the
          principal amount of $5,000,000 between the Company and BSB Bank and Trust Co.

   10.141 Promissory Note, dated as of July 23, 1996 , in the principal amount of $5,000,000 between the Company and BSB Bank and Trust Co.

   10.142 Loan  Agreement,   dated as of  September 13,   1996, in the principal
          amount of $15,000,000 between the Company and Bank of Scotland.

   10.143 Pledge  Agreement,   dated  as of   September  13,  1996   between the
          Company and Bank of Scotland.

   10.144 Security  Agreement,  dated  as of   September   13,  1996 between the
          Company and Bank of Scotland.

   10.145 Amendment No. 1 to Receivable    Purchase  Agreement   dated September
          29,  1995,   dated  as  of  December  18,  1995  among  the  Company,
          Litchfield  Mortgage  Securities  Corporation  1994,  Holland Limited
          Securities,   Inc.  and  Internationale  Nederlanden  (U.S.)  Capital
          Markets, Inc.

   10.146 Amendment No. 1 to Receivable Loan and Security Agreement dated September 29, 1995, dated as of December 18, 1995 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.

   10.147 Amendment No. 2 to Receivable Purchase Agreement dated September 29, 1995, dated as of September 27, 1996 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.

   10.148 Amendment No. 2 to Receivable Loan and Security Agreement dated September 29, 1995, dated as of September 27, 1996 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.

   10.149 Revolving  Credit  Note,   dated  as of   April  26,   1996,   in  the
          principal  amount of  $20,000,000   between  the Company and the First
          National Bank of Boston.

   10.150 Revolving  Credit   Note,  dated as of   October    26,  1996,  in the
          principal  amount  of  $10,000,000   between  the  Company  and  Fleet
          Bank-NH.

   10.151 Promissory  Note,   dated as  of January 23, 1997,    in the principal
          amount of $8,000,000 between the Company and BSB Bank and Trust Co.

   11.1   Statement Re: Computation of Earnings per Share.
   13.1   Annual Report to Stockholders for the Year Ended December 31, 1996.
   21.1   List of Subsidiaries.
   23.1   Consent of Independent Auditors.
   27.1   Financial Data Schedule


(b)  Reports on Form 8-K

   None

                                                                       FORM 10-K


(c) Exhibits required by Item 601 of Regulation S-K

    Such exhibits are either filed herewith or incorporated by reference, as described above.

(d) Financial Statement Schedules.

    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                 SIGNATURES

Pursuant  to the  requirements  of  Section  13 or  15(d)  of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITCHFIELD FINANCIAL CORPORATION

/s/ Richard A. Stratton
------------------------------------
RICHARD A. STRATTON
Chief Executive Officer and Director
March 26, 1997

/s/ Ronald E. Rabidou
------------------------------------
RONALD E.  RABIDOU
Chief Financial Officer
March 26, 1997

/s/ Norah K. Bresett
-------------------------------------
NORAH K. BRESETT
Chief Accounting Officer and Controller
March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Costa                          /s/Heather Sica
---------------------------             -------------------------------------
JOHN COSTA                              HEATHER A. SICA
Director                                Executive Vice President and Director
March 26, 1997                          March 26, 1997


/s/ Donald R. Dion, Jr                  /s/ Richard  A. Stratton
---------------------------             -------------------------------------
DONALD R. DION, JR.                     RICHARD A. STRATTON
Director                                Chief Executive Officer and Director
March 26, 1997                          March 26, 1997

/s/ David J. Ferrari                    /s/ James Westra
---------------------------             -------------------------------------
DAVID J. FERRARI                        JAMES WESTRA
Director                                Director
March 26, 1997                          March 26, 1997

/s/ Gerald Segel
---------------------------
GERALD SEGEL
Director
March 26, 1997

                                                                       FORM 10-K
                                                                  Exhibit 10.137

                      AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     AGREEMENT entered into as of the 19th day of July, 1996, by and between Litchfield Financial Corporation, a Massachusetts corporation (the "Company"), and Richard A. Stratton, an individual residing in Williamstown, Massachusetts (the "Executive").

     WHEREAS,   the  Company  and  the  Executive  originally  entered  into  an
Employment Agreement, dated as of November 21, 1988 in connection with the initial financing of the Company (the "Employment Agreement"); and

     WHEREAS, the Company and the Executive entered into an Amendment to Employment Agreement, dated as of January 1, 1992 (the "Amendment"), which Amendment increased the term, changed the base salary and changed the bonus arrangement; and

     WHEREAS, the Company and the Executive entered into an Amended and Restated Employment Agreement, dated as of July 1, 1994 (the "Restated Agreement");

     WHEREAS, the Compensation Committee of the Board of Directors determined that it is in the best interest of the Company to amend and restate the Restated Agreement further to increase the term, to change the base salary, to change the bonus arrangement and to add certain severance benefits.

     NOW, THEREFORE, for good and valuable consideration , the receipt and sufficiency of which are hereby acknowledged, the undersigned hereby enter into this Amended and Restated Employment Agreement as follows:

     1. Nature of Employment; Term of Employment. The Company shall employ the Executive as its President and the Executive shall serve the Company in such capacity, upon the terms and conditions contained herein. The Executive's employment shall commence on the date first written above and shall continue until December 31, 1998. The term of the Executive's employment hereunder, subject to termination as herein provided, is referred to herein as the "Term." The Executive agrees to devote his full working time and energy and best efforts to the business of the Company and the performance of his duties hereunder during the Term; provided that nothing herein shall preclude the Executive from managing his personal business affairs as long as the same do not interfere with his services hereunder.

     2. Compensation. In consideration of the services rendered by the Executive under this Agreement, the Company shall pay the Executive a base salary (the "Base Salary") of (i) Two Hundred Fifteen Thousand Dollars ($215,000) per year during the period from the date hereof through December 31, 1996, (ii) Two Hundred Twenty-Five Thousand Dollars ($225,000) per year during the period January 1, 1997 through December 31, 1997, and (iii) Two Hundred Forty-Five Thousand Dollars ($245,000) per year during the period January 1, 1998 through December 31, 1998. The Executive's Base Salary will be reviewed not less than annually by the Company's Board of Directors, but in no event reduced. In addition, the Executive shall be entitled to receive a bonus (the "Bonus") upon the terms as set forth on Schedule 1 hereto.

                                                                       FORM 10-K

     3. Fringe Benefits. During the Term and thereafter to the extent provided in Section 5.6(c), the Executive shall be entitled to participate in such employee benefit plans as are made available generally to key executive employees of the Company, including four (4) weeks paid vacation per year.

     4. Expenses. The Company shall reimburse the Executive for reasonable expenses incurred in connection with its business affairs, subject to guidelines approved by the Board of Directors and to the receipt of appropriate documentation therefor.

     5. Termination.

     5.1 Death. In the event of the death of the Executive during his employment hereunder, his employment by the Company shall be deemed to terminate at the end of the calendar month in which his death occurs.

     5.2 Disability. In the event of the physical or mental disability of the Executive for a period in excess of ninety (90) consecutive days as determined by a qualified physician, such that the Executive is unable to discharge his responsibilities hereunder, then the Board of Directors may vote to terminate the Executive's employment effective as of the end of the calendar month which includes the last day of such ninety (90) day period.

     5.3 By the Executive for Cause. In the event the Company shall fail to make any payment of salary owed to the Executive under Section 2 hereof when due or pay any expenses for which the Executive is entitled to reimbursement under
Section 4 hereof, or breach any of the other material covenants of the Company hereunder, and such non-payment, non-reimbursement or breach shall continue for a period of twenty (20) days after the Executive gives written notice hereof to the Company, the Executive shall be entitled to terminate this Agreement on the expiration of such twenty (20) day period.

     5.4 By the Executive Without Cause. The Executive may terminate his employment at any time without cause upon 30 days' prior written notice to the Company.

     5.5 By the Company for Cause. The Company may terminate the Executive's employment for "reasonable cause," by which phrase is meant only one or more of the following:

     (a) If the Executive has been convicted of, or pleads guilty or nolo contendere to a felony, the Company may terminate the Executive's employment immediately upon the occurrence of such conviction or plea.

     (b) If the Executive shall commit any embezzlement against the Company, the Company may terminate the Executive's employment at any time after the commission of such act.

     (c) If the Executive has (i) engaged in willful misconduct with respect to the Company other than that covered by subparagraph (b), or (ii) grossly neglected his duties to the Company, and after written notice of the same, specifying in reasonable detail the alleged misconduct or neglect, the Executive fails to cease such misconduct or neglect within a reasonable period of time not exceeding thirty (30) days

                                                                       FORM 10-K

          following the date of such notice, the Company may terminate the Executive's employment at any time after expiration of such thirty
          (30) day period; provided that the Company has complied with the following terms and conditions:

          (A) the Executive is provided with written notice of the proposed termination;

          (B) the Executive is given the opportunity to appear with his counsel, and to present evidence and a defense to the alleged misconduct or neglect, at a duly called and held meeting of the Board of Directors of the Company, the purpose of which shall be to determine whether the Executive engaged in such willful misconduct or grossly neglected his duties and should be terminated; and

          (C) if the Executive avails himself of the opportunity set forth in clause (B), following such meeting not less than two-thirds of the members of the Board of Directors determine that the Executive engaged in such willful misconduct or grossly neglected his duties and should be terminated.

     5.5A  By  the  Company  Without  Cause.   The  Company  may  terminate  the
Executive's employment other than for "reasonable cause" upon 60 days' prior written notice to the Executive.

     5.6  Rights  and   Obligations  of  the  Executive  and  the  Company  upon
Termination.

               (a) In the event the Executive's employment terminates pursuant to Section 5.1, the Company shall continue to make, until December 31, 1998, payments at a rate equal to the Base Salary in effect on the date of death. The Executive shall have no liability to the Company as a result of a termination of employment pursuant to Sections 5.1 or 5.2 hereof. In the event of termination pursuant to Sections 5.1 or 5.2 the Executive shall also be entitled to receive a pro rata share of any bonus which otherwise would have been payable with respect to the year in which termination occurs, but shall not be entitled to any bonus for any subsequent year.

               (b) In the event of the Executive's employment terminates or is terminated pursuant to Sections 5.4 or 5.5, all of the Executive's rights to receive compensation under Section 2 (other than Base Salary for services rendered prior to the date of termination and other amounts earned but unpaid) and other benefits (excluding any benefits which by their terms have vested) shall cease upon the date of termination. The Executive shall have no liability to the Company as a result of a termination of employment pursuant to Sections 5.3 or
                    5.4 hereof.

               (c)  If the  Executive  terminates  his  employment  pursuant  to
                    Section 5.3 or if the Company terminates the Executive's employment pursuant to Section 5.5A, the Company shall, until December 31, 1998, continue to pay and provide to the Executive the Base Salary, Bonus and fringe benefits which the Executive would otherwise have received under Sections 2 and 3 during that period. Such payments and benefits shall be liquidated damages for termination of employment, and the Executive shall not be entitled to receive any further payment or benefit.

     6. Restrictive Covenants. In consideration of his employment hereunder, the Executive agrees that he will observe the following covenants. For the purposes

                                                                       FORM 10-K


of this Section, the term "Company" shall include any of the Company's current or future direct or indirect subsidiaries.

     6.1 Non-disclosure. The Executive acknowledges that the technology, research, know-how, trade secrets, marketing techniques, business plan and other confidential information used or to be used by the Company in pursuit of its business (collectively, the "Proprietary Information") are of value to the Company and provide the Company with substantial competitive advantage in its business. By virtue of his relationship to the Company, the Executive has knowledge of and will be given access to Proprietary Information. The Executive agrees that he will not, during the Term or at any time thereafter, directly or indirectly divulge, transmit or otherwise disclose or cause to be divulged, other than in the ordinary course of his employment hereunder, any Proprietary Information. Any Proprietary Information which comes into the public domain through no fault of the Executive's shall cease to be Proprietary Information for purposes of this Agreement.

     6.2 Non-Competition.

     (a) The Executive agrees that upon any termination of his employment pursuant to any one of Sections 5.3, 5.5, or 5.5A, he will, during the Non-Competition Period (as defined in Section 6.2(d)) observe the non-competition covenant set forth in Section 6.2(c).

     (b) The Executive agrees that upon any termination of his employment pursuant to any one of Sections 5.2, or 5.4, or upon expiration of the Term on December 31, 1998, he will, during the Non-Competition Period, observe the noncompetition covenant set forth in Section 6.2 (c) provided that within thirty days after termination pursuant to Section
          5.2 or 5.4, or in the event of termination upon expiration of the Term, at least thirty days prior to such expiration, the Company shall have given written notice to the Executive of its election to require the Executive to be bound by the non-competition covenant set forth in
          Section  6.2(c) in exchange  for the  payments to be made  pursuant to
          Section 6.2(e).

     (c) If the Executive is required under Section 6.2 (a) or (b) to observe a non-competition covenant, he shall not engage in any business or render services to any business in the United States, as an officer, director, employee, agent, stockholder (excluding ownership of not more than one (1%) percent of the outstanding shares of a publicly held corporation if such ownership does not involve managerial or operational responsibility), manager partner or consultant, if such business is competitive with any product or service then being developed, produced or marketed by the Company. The parties agree that the current business of the Company consists of the origination, purchasing, servicing, packaging or disposing of loans, obligations, receivables, notes or mortgages or the acquisition of or investment in any company which engages in such services.

     (d)  The term  "Non-Competition  Period"  shall mean:  (i) for  purposes of
          Section 6.2(a), the first to occur of (x) the date 12 months after termination of employment and (y) December 31, 1998; and (ii) for purposes of Section 6.2(b), the date 18 months after termination of employment or expiration of the Term, as the case may be.

     (e) If the Company wishes to require that the Executive be bound by the non-competition covenant in Section 6.2(c) following a termination of

                                                                       FORM 10-K

          employment pursuant to Sections 5.2 or 5.4 or upon expiration of the Term on December 31, 1998, it shall give the Executive written notice of such effect as set forth in Section 6.2(b). In such event, the Company shall pay the Executive (i) compensation at a monthly rate equal to the annual Base Salary in effect as of the date of the termination of employment divided by 12, to be paid monthly in advance, during the continuation of the Non-Competition Period, and
          (ii) an amount equal to one-half of the Bonus paid to the Executive under Section 2 for the year immediately preceding the year in which termination occurs, which payment shall be made in equal monthly payments on the first day of each month during the Non-Competition Period.

     7. [Intentionally Omitted]

     8. Payments Upon Change of Control. In the event of a Change of Control Transaction (as herein defined), the provisions of this Section 8 shall apply:

     (a) If within one year following consummation of a Change of Control Transaction, the Company shall seek to (x) relocate the principal office of the Company more than 25 miles from its current location or
          (y) materially alter the Executive's authority or responsibility within the Company, and such alteration continues for 20 days after notice thereof from the Executive to the Company, the Executive may terminate his employment pursuant to Section 5.3. In such event, the Executive shall receive the payments and benefits provided under
          Section 5.6(c) unless he elects, by written notice to the Company within 30 days of such termination, to receive, in a lump sum payment, an amount equal to 150% of the Base Salary then in effect. If the Executive elects such lump sum payment, it shall be paid within 30 days of such election, he shall have no further obligations hereunder, except to observe the covenants set forth in Section 6.1, and the Company shall have no further obligations hereunder, other than to pay such lump sum payment.

     (b) A "Change of Control Transaction" shall mean (i) a sale, conveyance, lease or other transfer of all or substantially all of the assets of the Company, (ii) a consolidation or merger of the Company with or into another corporation in which the Company is not the surviving or resulting corporation or after which more than 50% of the issued and outstanding shares of voting capital stock of the surviving or resulting corporation is thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, (iii) a sale or transfer in a single transaction of shares of the voting capital stock of the Company, which results in more than 50% of the issued and outstanding shares of the voting capital stock of the Company being thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, (iv) any other transaction or series of transactions involving the issuance, sale or transfer of shares of the capital stock of the Company, which results in more than fifty percent (50%) of the issued and outstanding shares of the voting capital stock of the Company being thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, or (v) a majority of the Board of Directors of the Company ceasing to consist of individuals
          (A) who are currently members of the Board or (B) for whose nomination for such membership a majority of such current members voted in favor.

     (c)  "Group of  affiliated  Persons"  shall mean a group of tow (2) or more

                                                                       FORM 10-K

          persons (i) in which one (1) or more of such Persons controls, is controlled by, or is under common control with, another of such Persons, or (ii) which is associated by agreement for the purpose of controlling the Company or any successor corporation thereof. The term "Group of affiliated Persons" shall not include any such group which consists entirely of Persons who are current stockholders and/or directors of the Company which any currently be deemed to control the Company. "Person" shall mean an individual, partnership, corporation, trust, or other business entity.

     9. Termination of this Agreement. This Agreement shall remain in full force and effect, notwithstanding any termination of the Term, until all of the parties' obligations hereunder have been fully performed.

     10. Notices. All notices hereunder, to be effective, shall be in writing and shall be delivered by hand or by certified mail, postage and fees prepaid, as follows:

     (i)  If to the  Company:   Litchfield  Financial  Corporation
                                789 Main Road
                                Stamford, VT 05352

                With a Copy to: James Westra, Esq.
                                Hutchins,  Wheeler & Dittmar
                                101 Federal Street
                                Boston, MA 02110

     (ii) If  to   Executive:   Richard   A.   Stratton
                                Three   Hawthorne   Court
                                Williamstown, MA 01267

              With a Copy to:   John M. Cornish, Esq.
                                Choate, Hall & Stewart
                                Exchange Place
                                Boston, MA  02109

unless and until notice of another or different address shall be given as provided herein.

     11. Modification. This Agreement constitutes the entire Agreement between the parties hereto with regard to the subject matter hereof, superseding all prior understandings and agreements, whether written or oral. This Agreement may not be amended or revised except by a writing signed by the parties.

     12. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of both parties and their respective successors and assigns, including any corporation with which or into which the Company or its successor may be merged or which may succeed to its assets or business, although the obligations of the Executive are personal and may be performed only by him.

     13. Captions. Captions herein have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

     14. Severability. The provisions of this Agreement are severable, and invalidity of any provision shall not affect the validity of any other provision. In the event that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable because of the duration or scope thereof, the parties hereto agree that said court in making such determinations shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that the Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

     15. Governing Law. This Agreement shall be construed under and governed by the laws of the Commonwealth of Massachusetts.


     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as a sealed instrument as of the day and year first above written.

                    LITCHFIELD FINANCIAL CORPORATION


                    By: /s/ Heather A. Sica
                       ---------------------------------
                       Title:  Executive Vice President




                      /s/ Richard A. Stratton
                      ----------------------------------
                      Richard A. Stratton

                                                                       FORM 10-K

                                  Schedule 1

                          Terms of Management Bonus

     1. The Company shall pay to the Executive a bonus with respect to the year ending December 31, 1996 equal to two and nine tenths percent (2.9%) of the Company's Pre-Tax Income (as hereinafter defined) for such year if, and only if, the Earnings per Share (as hereinafter defined) of the Company for such year equal at least 115% of the Earnings per Share of the Company for the immediately preceding year.

     2. The Company shall pay to the Executive a bonus with respect to the year ending December 31, 1997 equal to the Base Salary in effect for such year if, and only if, the Earnings per Share of the Company for such year equal at least 118% of the Earnings per Share of the Company for the immediately preceding year.

     3. The Company shall pay to the Executive a bonus with respect to the year ending December 31, 1998 equal to the Base Salary in effect for such year if, and only if, the Earnings per Share of the Company for such year equal at least 118% of the Earnings per Share of the Company for the immediately preceding year.

     4. Pre-Tax Income of the Company shall mean the consolidated income of the Company and its subsidiaries, as determined by the Company's independent public accountants in accordance with generally accepted accounting principles ("GAAP"), prior to the payment of taxes, and prior to taking into account the effect of any extraordinary gains or losses. Earnings per Share of the Company shall mean the consolidated net income per share of the Company and its subsidiaries, as determined by the Company's independent accountants in accordance with GAAP, prior to taking into account the effect of any extraordinary gains or losses.

     5. Any bonus payable shall be paid within 30 days after release by the Company's independent public accountants of audited financial statements for the year with respect to which such bonus is payable. Failure to earn a bonus with respect to any one year shall not affect the Executive's right to earn a bonus for any other year.

                                                                       FORM 10-K

                                                                Exhibit 10.138

                  AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     AGREEMENT entered into as of the 19th day of July, 1996, by and between Litchfield Financial Corporation, a Massachusetts corporation (the "Company"), and Heather A. Sica, an individual residing in Brunswick, New York (the "Executive").

     WHEREAS, the Compensation Committee of the Board of Directors determined that it is in the best interest of the Company to enter into an Employment Agreement with the Executive

     NOW, THEREFORE, for good and valuable consideration , the receipt and sufficiency of which are hereby acknowledged, the undersigned hereby enter into this Employment Agreement as follows:

     1. Nature of Employment; Term of Employment. The Company shall employ the Executive as its Chief Financial Officer and the Executive shall serve the Company in such capacity, upon the terms and conditions contained herein. The Executive's employment shall commence on the date first written above and shall continue until December 31, 1998. The term of the Executive's employment hereunder, subject to termination as herein provided, is referred to herein as the "Term." The Executive agrees to devote her full working time and energy and best efforts to the business of the Company and the performance of her duties hereunder during the Term; provided that nothing herein shall preclude the Executive from managing her personal business affairs as long as the same do not interfere with her services hereunder.
Notwithstanding the foregoing, the Executive may by written notice to the Company from time to time during the Term (a) reduce her working time to part-time status which may be any percentage (but not less than 50%) of full-time status designated by her in such notice, and (b) if her working time has been reduced under clause (a), increase her working time to any percentage of full-time status designated by her in such notice. Any such change shall be effective at the beginning of the third calendar week which begins after the giving of such notice, unless otherwise mutually agreed.

     2. Compensation. In consideration of the services rendered by the Executive under this Agreement, the Company shall pay the Executive a base salary (the "Base Salary") of (i) One Hundred Fifty Thousand Dollars ($150,000) per year during the period from the date hereof through December 31, 1998. The Executive's Base Salary will be reviewed not less than annually by the Company's Board of Directors, but in no event reduced. In addition, the Executive shall be entitled to receive a bonus (the "Bonus") upon the terms as set forth on
Schedule 1 hereto. Notwithstanding the foregoing, during any period that the Executive is working on part-time status pursuant to Section 1, the Base Salary and Bonus otherwise payable for such period shall be reduced so that it is the same percentage of such Base Salary and Bonus as the percentage of full-time status then being worked by the Executive.

     3. Fringe Benefits. During the Term and thereafter to the extent provided in Section 5.6(c), the Executive shall be entitled to participate in such employee benefit plans as are made available generally to key executive employees of the Company, including four (4) weeks paid vacation per year.

     4. Expenses. The Company shall reimburse the Executive for reasonable expenses incurred in connection with its business affairs, subject to guidelines

                                                                       FORM 10-K

approved  by  the  Board  of  Directors  and  to  the  receipt  of   appropriate
documentation therefor.

     5. Termination.

     5.1 Death. In the event of the death of the Executive during her employment hereunder, her employment by the Company shall be deemed to terminate at the end of the calendar month in which her death occurs.

     5.2 Disability. In the event of the physical or mental disability of the Executive for a period in excess of ninety (90) consecutive days as determined by a qualified physician, such that the Executive is unable to discharge her responsibilities hereunder, then the Board of Directors may vote to terminate the Executive's employment effective as of the end of the calendar month which includes the last day of such ninety (90) day period.

     5.3 By the Executive for Cause. In the event the Company shall fail to make any payment of salary owed to the Executive under Section 2 hereof when due or pay any expenses for which the Executive is entitled to reimbursement under
Section 4 hereof, or breach any of the other material covenants of the Company hereunder, and such non-payment, non-reimbursement or breach shall continue for a period of twenty (20) days after the Executive gives written notice hereof to the Company, the Executive shall be entitled to terminate this Agreement on the expiration of such twenty (20) day period.

     5.4 By the Executive Without Cause. The Executive may terminate her employment at any time without cause upon 30 days' prior written notice to the Company.

     5.5 By the Company for Cause. The Company may terminate the Executive's employment for "reasonable cause," by which phrase is meant only one or more of the following:

     (a) If the Executive has been convicted of, or pleads guilty or nolo contendere to a felony, the Company may terminate the Executive's employment immediately upon the occurrence of such conviction or plea.

     (b) If the Executive shall commit any embezzlement against the Company, the Company may terminate the Executive's employment at any time after the commission of such act.

     (c) If the Executive has (i) engaged in willful misconduct with respect to the Company other than that covered by subparagraph (b), or (ii) grossly neglected her duties to the Company, and after written notice of the same, specifying in reasonable detail the alleged misconduct or neglect, the Executive fails to cease such misconduct or neglect within a reasonable period of time not exceeding thirty (30) days following the date of such notice, the Company may terminate the Executive's employment at any time after expiration of such thirty
          (30) day period; provided that the Company has complied with the following terms and conditions:

          (A) the Executive is provided with written notice of the proposed termination;

                                                                       FORM 10-K


          (B) the Executive is given the opportunity to appear with her counsel, and to present evidence and a defense to the alleged misconduct or neglect, at a duly called and held meeting of the Board of Directors of the Company, the purpose of which shall be to determine whether the Executive engaged in such willful misconduct or grossly neglected her duties and should be terminated; and

          (C) if the Executive avails himself of the opportunity set forth in clause (B), following such meeting not less than two-thirds of the members of the Board of Directors determine that the Executive engaged in such willful misconduct or grossly neglected her duties and should be terminated.

     5.5A  By  the  Company  Without  Cause.   The  Company  may  terminate  the
Executive's employment other than for "reasonable cause" upon 60 days' prior written notice to the Executive.

     5.6  Rights  and   Obligations  of  the  Executive  and  the  Company  upon
Termination.

          (a)  In the event the Executive's  employment  terminates  pursuant to
               Section 5.1, the Company shall continue to make, until December 31, 1998, payments at a rate equal to the Base Salary in effect on the date of death. The Executive shall have no liability to the Company as a result of a termination of employment pursuant to Sections 5.1 or 5.2 hereof. In the event of termination pursuant to Sections 5.1 or 5.2 the Executive shall also be entitled to receive a pro rata share of any bonus which otherwise would have been payable with respect to the year in which termination occurs, but shall not be entitled to any bonus for any subsequent year.

          (b) In the event of the Executive's employment terminates or is terminated pursuant to Sections 5.4 or 5.5, all of the Executive's rights to receive compensation under Section 2 (other than Base Salary for services rendered prior to the date of termination and other amounts earned but unpaid) and other benefits (excluding any benefits which by their terms have vested) shall cease upon the date of termination. The Executive shall have no liability to the Company as a result of a termination of employment pursuant to Sections 5.3 or 5.4 hereof.

          (c)  If the Executive  terminates her  employment  pursuant to Section
               5.3 or if the Company terminates the Executive's employment pursuant to Section 5.5A, the Company shall, until December 31, 1998, continue to pay and provide to the Executive the Base Salary, Bonus and fringe benefits which the Executive would otherwise have received under Sections 2 and 3 during that period. Such payments and benefits shall be liquidated damages for termination of employment, and the Executive shall not be entitled to receive any further payment.

          6. Restrictive Covenants. In consideration of her employment hereunder, the Executive agrees that she will observe the following covenants. For the purposes of this Section, the term "Company" shall include any of the Company's current or future direct or indirect subsidiaries.

                                                                       FORM 10-K


          6.1 Non-disclosure. The Executive acknowledges that the technology, research, know-how, trade secrets, marketing techniques, business plan and other confidential information used or to be used by the Company in pursuit of its business (collectively, the
               "Proprietary Information") are of value to the Company and provide the Company with substantial competitive advantage in its business. By virtue of her relationship to the Company, the Executive has knowledge of and will be given access to Proprietary Information. The Executive agrees that she will not, during the Term or at any time thereafter, directly or indirectly divulge, transmit or otherwise disclose or cause to be divulged, other than in the ordinary course of her employment hereunder, any Proprietary Information. Any Proprietary Information which comes into the public domain through no fault of the Executive's shall cease to be Proprietary Information for purposes of this Agreement.

     6.2 Non-Competition.

          (a) The Executive agrees that upon any termination of her employment pursuant to any one of Sections 5.3, 5.5, or 5.5A, she will, during the Non-Competition Period (as defined in Section 6.2(d)) observe the non-competition covenant set forth in Section 6.2(c).

          (b) The Executive agrees that upon any termination of her employment pursuant to any one of Sections 5.2, or 5.4, or upon expiration of the Term on December 31, 1998, she will, during the Non-Competition Period, observe the noncompetition covenant set forth in Section 6.2 (c) provided that within thirty days after termination pursuant to Section 5.2 or 5.4, or in the event of termination upon expiration of the Term, at least thirty days prior to such expiration, the Company shall have given written notice to the Executive of its election to require the Executive to be bound by the non-competition covenant set forth in Section 6.2(c) in exchange for the payments to be made pursuant to
               Section 6.2(e).

          (c) If the Executive is required under Section 6.2 (a) or (b) to observe a non-competition covenant, she shall not engage in any business or render services to any business in the United States, as an officer, director, employee, agent, stockholder (excluding ownership of not more than one (1%) percent of the outstanding shares of a publicly held corporation if such ownership does not involve managerial or operational responsibility), manager partner or consultant, if such business is competitive with any product or service then being developed, produced or marketed by the Company. The parties agree that the current business of the Company consists of the origination, purchasing, servicing, packaging or disposing of loans, obligations, receivables, notes or mortgages or the acquisition of or investment in any company which engages in such services.

          (d)  The term "Non-Competition Period" shall mean: (i) for purposes of
               Section 6.2(a), the first to occur of (x) the date 12 months after termination of employment and (y) December 31, 1998; and
               (ii) for purposes of Section 6.2(b), the date 18 months after termination of employment or expiration of the Term, as the case may be.

          (e) If the Company wishes to require that the Executive be bound by the non-competition covenant in Section 6.2(c) following a termination of employment pursuant to Sections 5.2 or 5.4 or upon expiration of the Term on December 31, 1998, it shall give the Executive written notice of such effect as set forth in Section 6.2(b). In such event, the Company shall pay the Executive (i)

                                                                       FORM 10-K

               compensation at a monthly rate equal to the annual Base Salary in effect as of the date of the termination of employment divided by 12, to be paid monthly in advance, during the continuation of the Non-Competition Period, and (ii) an amount equal to one-half of the Bonus paid to the Executive under Section 2 for the year immediately preceding the year in which termination occurs, which payment shall be made in equal monthly payments on the first day of each month during the Non-Competition Period.

     7. [Intentionally Omitted]

     8. Payments Upon Change of Control. In the event of a Change of Control Transaction (as herein defined), the provisions of this Section 8 shall apply:

          (a) If within one year following consummation of a Change of Control Transaction, the Company shall seek to (x) relocate the principal office of the Company more than 25 miles from its current location or (y) materially alter the Executive's authority or responsibility within the Company, and such alteration continues for 20 days after notice thereof from the Executive to the Company, the Executive may terminate her employment pursuant to
               Section 5.3. In such event, the Executive shall receive the payments and benefits provided under Section 5.6(c) unless she elects, by written notice to the Company within 30 days of such termination, to receive, in a lump sum payment, an amount equal to 150% of the Base Salary then in effect. If the Executive elects such lump sum payment, it shall be paid within 30 days of such election, she shall have no further obligations hereunder, except to observe the covenants set forth in Section 6.1, and the Company shall have no further obligations hereunder, other than to pay such lump sum payment.

          (b) A "Change of Control Transaction" shall mean (i) a sale, conveyance, lease or other transfer of all or substantially all of the assets of the Company, (ii) a consolidation or merger of the Company with or into another corporation in which the Company is not the surviving or resulting corporation or after which more than 50% of the issued and outstanding shares of voting capital stock of the surviving or resulting corporation is thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, (iii) a sale or transfer in a single transaction of shares of the voting capital stock of the Company, which results in more than 50% of the issued and outstanding shares of the voting capital stock of the Company being thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, (iv) any other transaction or series of transactions involving the issuance, sale or transfer of shares of the capital stock of the Company, which results in more than fifty percent (50%) of the issued and outstanding shares of the voting capital stock of the Company being thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, or (v) a majority of the Board of Directors of the Company ceasing to consist of individuals (A) who are currently members of the Board or (B) for whose nomination for such membership a majority of such current members voted in favor.

          (c) "Group of affiliated Persons" shall mean a group of tow (2) or more persons (i) in which one (1) or more of such Persons controls, is controlled by, or is under common control with, another of such Persons, or (ii) which is associated by agreement for the purpose of controlling the Company or any successor corporation thereof. The term "Group of affiliated Persons" shall not include any such group which consists entirely of Persons who are current stockholders and/or directors of the Company which

                                                                       FORM 10-K

               any currently be deemed to control the Company. "Person" shall mean an individual, partnership, corporation, trust, or other business entity.

          9. Termination of this Agreement. This Agreement shall remain in full force and effect, notwithstanding any termination of the Term, until all of the parties' obligations hereunder have been fully performed.

          10. Notices. All notices hereunder, to be effective, shall be in writing and shall be delivered by hand or by certified mail, postage and fees prepaid, as follows:

           (i)   If to the Company:  Litchfield Financial Corporation
                                     789 Main Road
                                     Stamford, VT  05352

                 With a Copy to:     James Westra, Esq.
                                     Hutchins, Wheeler & Dittmar
                                     101 Federal Street
                                     Boston, MA  02110

           (ii)  If to Executive:Heather A. Sica
                                 [Include Address]

                  With a Copy to:    John M. Cornish, Esq.
                                     Choate, Hall & Stewart
                                     Exchange Place
                                     Boston, MA  02109

unless and until notice of another or different address shall be given as provided herein.

11. Modification. This Agreement constitutes the entire Agreement between the parties hereto with regard to the subject matter hereof, superseding all prior understandings and agreements, whether written or oral. This Agreement may not be amended or revised except by a writing signed by the parties.

12. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of both parties and their respective successors and assigns, including any corporation with which or into which the Company or its successor may be merged or which may succeed to its assets or business, although the obligations of the Executive are personal and may be performed only by her

13. Captions. Captions herein have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

14. Severability. The provisions of this Agreement are severable, and invalidity of any provision shall not affect the validity of any other provision. In the

                                                                       FORM 10-K

event that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable because of the duration or scope thereof, the parties hereto agree that said court in making such determinations shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that the Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

15. Governing Law. This Agreement shall be construed under and governed by the laws of the Commonwealth of Massachusetts.

          IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as a sealed instrument as of the day and year first above written.

                    LITCHFIELD FINANCIAL CORPORATION



                    By: /s/ Richard A. Stratton
                        ----------------------------
                         Title:  President



                        /s/ Heather A. Sica
                        --------------------------------
                        Heather A. Sica

                                                                       FORM 10-K

                                  Schedule 1

                          Terms of Management Bonus
                          -------------------------

1. The Company shall pay to the Executive a bonus with respect to the each of the years ending December 31, 1996, 1997 and 1998 equal to one half of the aggregate Base Salary and Bonus paid or payable to Richard A. Stratton for such year reduced by the Executive's Base Salary paid for such year.

2. Any bonus payable shall be paid within 30 days after release by the Company's independent public accountants of audited financial statements for the year with respect to which such bonus is payable. Failure to earn a bonus with respect to any one year shall not affect the Executive's right to earn a bonus for any other year.

                                                                       FORM 10-K

                                                                Exhibit 10.139
                                  AGREEMENT

This AGREEMENT dated as of July 19, 1996, is made by and between Litchfield Financial Corporation, a Massachusetts corporation ("Litchfield") and Ronald E. Rabidou (the "Executive").

WHEREAS, Litchfield considers it essential to the best interest of Litchfield and its current stockholders (hereinafter known as "Shareholders", which term shall include Affiliates of the current stockholders to foster the continuous employment of key management personnel; and

WHEREAS, Litchfield has determined that appr opriate steps should be taken to reinforce and encourage the continued attention and dedication of members of Litchfield's management, including the Executive, to their assigned duties with Litchfield, without distraction in the face of circumstances arising from the possibility of a Transaction;

NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained, and for other valuable consideration, Litchfield and the Executive hereby agree as follows:

1. Defined Terms. The definition of capitalized terms used in this Agreement are provided in the last Section hereof

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect through December 31, 1997, provided that commencing on January 1, 1998, and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31 of the previous year, either Litchfield or the Executive shall have given notice to the other not to extend this Agreement. Notwithstanding the foregoing, if a Transaction shall have occurred during the term of this Agreement, this Agreement shall continue in effect for a period of one (1) year beyond the date on which the closing for such Transaction occurred, provided, however, that if a notice not to extend this Agreement was given before closing of the Transaction, this Agreement shall not continue unless the executive consents in writing.

3. Litchfield's Covenants Summarized. In order to induce the Executive to remain in the employ of Litchfield and in consideration of the Executive's covenants set forth in Sections 4 and 7 hereof, Litchfield agrees, under the conditions described herein, to pay the Executive the Severance Payments described in Section 6 hereof and the other payments and benefits described in Section 5 hereof in the event (i) that during the term of this Agreement following a Transaction either (x) the employment of the Executive is terminated by Litchfield for reasons other than Cause, death or disability, or (y) the Executive terminates his employment by Litchfield for Good Reason, and (ii) the Executive has fulfilled his covenants set forth in Section 4. No amount or benefit shall be payable under this Agreement unless there shall have been a termination of the Executive's employment by Litchfield for reasons other than Cause or the death or disability of the Executive or by the Executive for Good Reason within one year following a Transaction. This Agreement shall not be construed as creating an express or implied contract of employment, and except as otherwise agreed in writing between the Executive and Litchfield, the Executive shall not have any right to be retained in the employ of Litchfield. No benefits shall be payable hereunder in the event of termination of Executive's employment prior to a Potential Transaction.

                                                                       FORM 10-K


4. Executive's Covenants . The Executive agrees that, subject to the terms and conditions of this Agreement, in the event of a Potential Transaction during the term of this Agreement, the Executive will in good faith use all reasonable efforts, consistent with his duties and authority a an employee of Litchfield to consummate a Transaction which has been approved by the Board of Directors of Litchfield. Notwithstanding the foregoing, the Executive shall in all events be entitled to terminate his employment with or without Good Reason, and shall have no liability to Litchfield as a result of such termination.

5.   Compensation Other than Severance Payments.

               5.1 Payment of Salary upon Termination. If the Executive's employment shall be terminated for any reason following a Transaction and during the term of this Agreement, Litchfield shall pay the Executive's full salary to the Executive through the Date of
          Termination at the rate in effect at the time the Notice of Termination is given.

               5.2 Payment of Benefits upon Termination. IF the Executive's employment shall be terminated for any reason following a Transaction and during the term of this agreement, Litchfield shall pay or make available to the Executive any rights, compensation, and benefits which are vested in the Executive or which the Executive has or is otherwise entitled to receive under any plan or program of Litchfield as such rights, compensation or benefits become due. Such rights, compensation, and benefits shall be determined under, and paid or made available in accordance with, Litchfield's applicable insurance and other compensation or benefit plans, programs, and arrangements.

6.    Severance Payments.

               6.1 Determination of Severance Payments. In addition to the payments and benefits under Section 5, Litchfield shall pay the Executive the payments described in this Section 6.1 (the "Severance Payments") upon the termination of the Executive's employment, during the term of this Agreement, following a Transaction in the event (i) the employment of the Executive is terminated by Litchfield for reasons other than Cause, death or disability or the Executive terminates his employment by Litchfield for Good Reason, and (ii) the Executive has fulfilled his covenants set forth in Section 4. In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination and in lieu of any severance benefits otherwise payable to the Executive under any then existing broad-based employee severance plan, Litchfield shall pay to the Executive a lump-sum severance payment, in cash, equal to the higher of the Executive's annual base salary in effect immediately prior to the occurrence of the event or circumstance upon which the Notice of Termination is based or in effect immediately prior the Transaction.

               6.2 Gross-up Payments. In the event that the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any penalty or excise tax subsequently imposed by law applies to any payment or benefit received or to be received by the Executive in connection with a Transaction or the termination of the Executive's employment (whether pursuant to the terms of this
          Agreement or any other plan, arrangement, or agreement with Litchfield, any Person whose actions result in the Transaction or any Person affiliated with Litchfield or such Person) (all such payments and benefits, including the Severance Payments, being hereinafter called "Total Payments"), an additional amount shall be paid by Litchfield to the Executive such that the aggregate after-tax amount that he shall receive with respect to the Total Payments, including this Section, shall have a present value equal to the aggregate

                                                                       FORM 10-K

          after-tax amount that he would have received and retained had such excise or penalty tax (and any interest or penalties in respect thereof) not applied to him. For this purpose, the Executive shall be assumed to be subject to tax in each year relevant to the computation at the then maximum applicable combined Federal and Massachusetts income tax rate, and the present value of payments to him shall be made consistent with the principles of Section 280G of the Code.

               6.3 Timing of Payments. The payments provided for in Section 6.1 hereof shall be made not later that the tenth business day following the Date Termination. The payment provided for be Section 6.2 shall be paid not later than the tenth business day following the date the gross-up amount is computed, but in no event later than the date any excise tax is due and payable.

7.   Termination Procedures and Agreement Not to Compete.

               7.1 Notice of Termination. After a Transaction and during the term of this Agreement, any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written Notice of Termination fro one party hereto to the other party hereto in accordance will Section 10 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances, if any, claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

               7.2 Date of Termination. "Date of Termination," with respect to any purported termination of the Executive's employment after a Transaction and during the term of this Agreement, shall mean the date specified in the Notice of Termination (which, in the case of a termination by Litchfield, shall not be less than thirty (30) days (except in the case of a termination for Cause) and, in any case of at termination by the Executive, shall not be less than fifteen (15) days or more than sixty (60) days, respectively, from the date such Notice of Termination is given).

     8. No Mitigation. If the Executive's employment by Litchfield is terminated during the term of this Agreement, the executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by Litchfield pursuant to Section 6 hereof. Further, the amount of any payment or benefit provided for in Section 6 hereof shall not be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to Litchfield, or otherwise.

9. Successors; Binding Agreement.

     9.1 Successors of Litchfield. The provision of this Agreement shall be binding upon, and shall inure to the benefit of the successors and assigns of Litchfield.

     9.2 Successors of the Executive. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If the Executive shall die while any amount would still be payable to the Executive hereunder (other than amounts which, by their terms, terminate upon the death of the Executive) if the Executive had continued to live, all such amounts,

                                                                       FORM 10-K

          unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the executors, personal representatives, or administrators of the Executive's estate.

     10. Notices. For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon actual receipt:

        To Litchfield:                          To the Executive:
        Litchfield Financial Corporation        Apt 207, 1 Berkshire Square
        P.O. Box 488                           Adams, MA  01220
        Williamstown, MA  01267
        Attn:

     11. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by both the Executive and by Litchfield. Except as expressly provided herein, no waiver by either party hereto at any time of any breach by the other party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly se forth in this Agreement. The validity, interpretation construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Massachusetts, and this Agreement shall be an instrument under seal. All references to sections of the Code shall be deemed also to refer to any successor provisions to such sections. An payments provided for hereunder shall be paid net of any applicable withholding required under federal, state , or local law and any additional withholding to which the Executive has agreed. The obligations of Litchfield and Executive under Sections 6, 7, 8 and 14 hereof shall survive the expiration of the term of this Agreement.

     12. Validity. The invalidity or unenforceability of any provision of this Agreemen t shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     13. Counterparts. This Agreement may have executed in several counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

     14. Settlement of Disputes; Arbitration. All claims by the Executive for benefits under this Agreement shall be in writing. Any denial by the Litchfield of a claim for benefits under this Agreement shall be delivered to the Executive in writing and shall set forth the specific reasons for the denial and specified provisions of this Agreement relied upon. Any further dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The Executive shall , however, be entitled to seek specific performance of the Executive's right to be paid until the Date Termination during the pendency of any dispute or controversy arising under or in connections with this Agreement.

                                                                       FORM 10-K


     15. Definitions. For purposes of this Agreement, the following terms shall have the meanings indicated below:

     (A) "Affiliate" with respect to any person shall mean one who controls, is controlled by, or in under common control with, such Person.

     (B) "Cause" for termination by Litchfield of the Executive's employment, after any Transaction, shall mean (i) the willful and continued failure by the Executive to substantially perform the Executive's duties with Litchfield (other than any such failure resulting from the Executive's incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to the Executive by Litchfield, which demand identifies with reasonable specificity the manner in which Litchfield believes that the Executive has not substantially performed the Executive's duties, ,or (ii) the willful engaging by the Executive in misconduct which is materially and adversely injurious to Litchfield or its parent company or any subsidiaries or affiliates thereof, monetarily or otherwise, or (iii) the conviction of the Executive of, or the plea by the Executive of guilty or nolo contendere to, a felony; provided, however, that "Cause" shall not exist under clauses (i) and (ii) unless Litchfield has complied with the following terms and conditions:

               (A) the Executive is provided with written notice of the proposed termination;

               (B) the Executive is given the opportunity to appear with his counsel, and to present evidence and a defense to the alleged acts or omissions constituting "Cause", at a duly called and held meeting of the Board of Directors of Litchfield, the purpose of which shall be to determine whether "Cause" exists under clause (i) or (ii) and the Executive should be terminated; and

               (C) if the Executive avails himself of the opportunity set forth in clause (B), following such meeting not less than two-thirds of the members of the Board of Directors determine that "Cause" exists under clause (1) and (ii) and the Executive should be terminated. For purposes of clauses
                    (i) and (ii) of this definition, no act, or failure to act, n the Executive's part shall be deemed "willful" unless done, or omitted to be done, b the executive not in good faith and without reasonable belief that the Executive's act or failure to act, was in the best interest of Litchfield.

     (C) "Code" shall mean the Internal Revenue code o f1986, as amended from time to time.


     (D) "Date of Termination" shall have the meaning stated in Section 7.2 hereof.

     (E) "Litchfield" shall mean Litchfield Financial Corporation and any successor to its business and/or assets. Payments or benefits from Litchfield shall include those from any of its stockholders.

                                                                       FORM 10-K


     (F) "Good Reason" shall mean termination by the Executive of his employment following a Transaction for any one or more of the following reasons: (i) the responsibility and authority of the Executive shall be materially altered following the Transaction; (ii) the compensation of the Executive (taking into account only base salary and bonus) shall be diminished following the Transaction; or
          (iii) following a Transaction Litchfield shall require the Executive to relocate to a location more than 25 miles distant.

     (G) "Notice of Termination" shall have the meaning stated in Section 7.1 hereof.

     (H) "Person" shall mean a natural person or company; however, a Person shall not include any shareholder or any company owned, directly or indirectly, by any shareholder.

     (I) "Potential Transaction" shall be deemed to have occurred if the conditions asset forth in any one of the following paragraphs shall have been satisfied:

          (i)  Litchfield  enters into an agreement,  the  consummation of which would  result  in  the  occurrence  of  a  Transaction;  or
          (ii) Litchfield  or any  Person  (with  the  approval  of  Litchfield)
               publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Transaction.

     (J)  "Severance  Payments"  shall mean those payments  described in Section
          6.1 hereof.

     (K) "Total Payments" shall mean those payments described in Section 6.2 hereof.

     (L) A "Transaction" shall be deemed to have occurred upon (i) a sale, conveyance, lease or other transfer of all or substantially all of the assets of Litchfield, (ii) a consolidation or merger of Litchfield with or into another corporation in which Litchfield is not the surviving or resulting corporation or after which more than 50% of the issued and outstanding shares of voting capital stock of the surviving or resulting corporation is thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, (iii) a sale or transfer in a single transaction of shares of the voting capital stock of Litchfield, which results in more than 50% of the issued and outstanding shares of the voting capital stock of Litchfield being thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, (iv) any other transaction or series of transactions involving the issuance, sale or transfer of shares of the capital stock of Litchfield, which results in more than fifty percent (50%) of the issued and outstanding shares of the voting capital stock of Litchfield being thereafter owned of record or beneficially by any single Person or Group of affiliated Persons, or (v) a majority of the Board of Directors of Litchfield ceasing to consist of individuals (A) who are currently members of the Board or (B) for whose nomination for such membership a majority of such current members voted in favor.

     (M) "Group of affiliated Persons" shall mean a group of two (2) or more Persons (i) in which one (1) or more of such Persons controls, is controlled by, or is under common control with, another of such Persons, or (ii) which is associated by agreement for the purpose of controlling Litchfield or any successor corporation thereof. The term

                                                                       FORM 10-K

          "Group of affiliated Persons" shall not include any such group which consists entirely of Persons who are current stockholders and/or directors of Litchfield and which may currently be deemed to control Litchfield. "Person" shall mean an individual, partnership, corporation, trust or other business entity.

Executed as of the date first above written.

                          LITCHFIELD FINANCIAL CORPORATION


                          By: /s/ Richard A. Stratton
                              -----------------------------
                               Name:  Richard A. Stratton
                                Title:  President

                           /s/ Ronald E. Rabidou
                           --------------------------------
                           (Executive)

                                                                       FORM 10-K

                                                                  Exhibit 10.140
                        COMMERCIAL SECURITY AGREEMENT

Borrower: LITCHFIELD FINANCIAL CORPORATION   Lender:  BSB BANK & TRUST COMPANY
          789 MAIN ROAD                               Commercial Loan Department
          STAMFORD, VT 05352                          58-68 Exchange Street,
                                                      (P.O. Box 1056)
                                                      Binghamton, NY 13902

THIS COMMERCIAL SECURITY AGREEMENT is entered into between LITCHFIELD FINANCIAL CORPORATION (referred to below as "Grantor"); and BSB BANK & TRUST COMPANY (referred to below as "Lender). For valuable consideration, Grantor grants to Lender a security interest in the Collateral to secure the indebtedness and agrees that Lender shall have the rights stated in this Agreement with respect to the Collateral, in addition to all other rights which Lender may have by law.

DEFINITIONS. The following words shall have the following meanings when used in this Agreement. Terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code. All references to dollar amounts shall mean amounts in lawful money of the United States of America.

     Agreement. The word "Agreement" means this Commercial Security Agreement, as this Commercial Security Agreement may be amended or modified from time to time, together with all exhibits and schedules attached to this Commercial Security Agreement from time to time.

     Collateral. The word "Collateral" means the following described property of Grantor, whether now owned or hereafter acquired, whether now existing or hereafter arising, and wherever located:

     (a) All accounts, general intangibles, instruments, rents, moneys, payments, and all other rights, arising out of a sale, lease or other disposition of any of the property described in this Collateral section.
     (b) All proceeds (including insurance proceeds) from the sale, destruction, loss, or other disposition of any of the property described in this Collateral section.

     (c) Those certain loans made by Grantor and assigned to Lender (the "Pledged Loans") along with the original promissory notes, endorsed to Lender and if applicable , the recorded Mortgage, Deed of Trust or comparable Security Instrument (or copy of Mortgage, Deed of Trust or comparable Security Instrument, accompanied by evidence of recordation in the appropriate public recording office), an original executed
          Assignment of Mortgage, Deed of Trust or comparable Security Instrument in favor of Lender in recordable form. All such collateral must be satisfactory to Lender prior to assignment of Grantor's interest.

                                                                       FORM 10-K


                          Commercial Security Agreement
                                   (continued)

     (d) All records and data relating to any of the property described in this Collateral section, whether in the form of a writing, photograph, microfilm, microfiche, or electronic media, together with all of Grantor's right, title, and interest in and to all computer software required to utilize, create, maintain, and process any such records or data on electronic media.

     Event of Default. The words "Events of Default " mean and include without limitation any of the Events of Default set forth below in the section filled "Event of Default."

     Grantor. The word "Grantor " means Litchfield Financial Corporation, its successors and assigns

     Guarantor.  The word "Guarantor" means and includes without limitation each
     and  all  of  the  guarantors,   sureties,  and  accommodation  parties  in
     connection with the indebtedness.

     Indebtedness. The word "Indebtedness" means the indebtedness evidenced by the Note, including all principal and interest, together with all other indebtedness and costs and expenses for which Grantor is responsible under this Agreement or under any of the Related Documents. In addition, the word "Indebtedness" includes all other obligations, debts and liabilities, plus interest thereon, of Grantor, or any one or more of them, to lender, as well as all claims by Lender against Grantor, or any one or more or them, whether existing now or later; whether they are voluntary or involuntary, due or not due, direct or indirect, absolute or contingent, liquidated or unliquidated; whether Grantor may be liable individually or jointly with others; whether Grantor may be obligated as guarantor, surety, accommodation party or otherwise; whether recovery upon such Indebtedness may be hereafter may become barred by any statute of limitations and whether such indebtedness may be or hereafter may become otherwise unenforceable.

     Lender. The word "Lender" means BSB BANK & TRUST COMPANY, its successors and assigns.

     Note. The word "Note" means the Revolving Line of Credit Promissory Note dated July 23, 1996, in the principal amount of $5,000,000.00 from Litchfield Financial Corporation to Lender, together with all renewals of, extensions of, modifications of, refinancing of, consolidations of and substitutions for the note or credit agreement.

     Related Documents. The words "Related Documents" mean and include without limitation all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

                                                                       FORM 10-K

     RIGHT OF SETOFF. In addition to Lender's right of setoff arising by operation of law, Grantor hereby grants Lender a contractual possessory security interest in and hereby assigns, conveys, delivers, pledges, and transfers all of Grantor's right. title and interest in and to Grantor's accounts with Lender (whether checking, savings, or some other account and whether evidenced by a certificate of deposit), including all accounts held jointly with someone else and all accounts Grantor may open in the future, excluding, however, all IRA and Keogh accounts, and all trust accounts for which the grant of security interest would be prohibited by law. Grantor's authorizes Lender, to the extent permitted by applicable law, to charge or setoff all Indebtedness against any and all such accounts. OBLIGATIONS OF GRANTOR. Grantor warrants and covenants to Lender as follows:

     Organization: Grantor is a corporation which is duly organized, validly existing, and in good standing under the laws of the State of Massachusetts. Grantor has its chief executive office at 789 Main Road, Stamford, Vermont 05352. Grantor will notify Lender of any changes in the location of Grantor's chief executive office.

     Authorization. The execution, delivery, and performance of this Agreement by Grantor have been duly authorized by all necessary action by Grantor and do not conflict wit, result in a violation of, or constitute a default under (a) any provision of its articles of incorporation or organization, or bylaws, or any agreement or other instrument binding upon Grantor or (b) any law, governmental regulation, court decree, or order applicable to Grantor.

     Perfection of Security Interest. Grantor agrees to execute such financing statements and to take whatever other actions are requested by Lender to perfect and continue Lender's security interest in the Collateral. Upon request of Lender, Grantor may deliver to Lender any and all of the documents evidencing or constituting the Collateral, and Grantor will note Lender's interest upon any and all chattel paper if not delivered to Lender for possession by Lender. Grantor hereby appoints Lender as its irrevocable attorney-in-fact for the purpose of executing any documents necessary to perfect or to continue the security interest granted in this Agreement. Lender may at any time, and without further authorization from Grantor, file a carbon, photographic or other reproduction of any financing statement or of this Agreement for use as a financing statement. Grantor will reimburse Lender for all expenses for the perfection and the continuation of the perfection of Lender's security interest in the Collateral. Grantor authorizes Lender to file a financing statement covering the Collateral without Grantor's signature pursuant to Uniform Commercial Code Section 9-402(2)(e). Grantor promptly will notify Lender before any change in Grantor's name including any change to the assumed business names of Grantor. This is a continuing Security Agreement and will continue in effect even though all or any part of the Indebtedness is paid in full and even though for a period of time Grantor may not be Indebted to Lender.

                                                                       FORM 10-K

                        COMMERCIAL SECURITY AGREEMENT
                                 (continued)

     No Violation. The execution and delivery of this Agreement will not violate any law or agreement governing Grantor or to which Grantor is a party, and its certificate or articles of incorporation and bylaws do not prohibit any term or condition of this Agreement.

     Enforceability of Collateral. To the extent the Collateral consists of accounts, chattel paper, or general intangibles, the Collateral is enforceable in accordance with its terms, is genuine, and complies with applicable laws concerning form, content and manner of preparation and execution, and all persons appearing to be obligated on the Collateral have authority and capacity to contract and are in fact obligated as they appear to be on the Collateral. At the time any account becomes subject to a security interest in favor of Lender, the account shall be a good and valid account representing an undisputed, bona fide indebtedness incurred by the account debtor, for merchandise held subject to delivery instructions and theretofore shipped or delivered pursuant to a contract of sale, or for services theretofore performed by Grantor with or for the account debtor; there shall be no setoffs or counterclaims against any such account; and no agreement under which any deductions or discounts may be claimed shall have been made with the account debtor except those disclosed to Lender in writing.

     Location of the Collateral. Grantor, upon request of Lender, will deliver to Lender in form satisfactory to Lender a schedule of real properties and Collateral locations relating to Grantor's operations, including without limitation the following (a) all real property owned or being purchased by Grantor; (b) all real property being rented or leased by Grantor; (c) all storage facilities owned, rented, leased, or being used by Grantor; (d) all other properties where Collateral is or may be located; and (e) any other collateral described above. Except in the ordinary course of business, Grantor shall not remove the Collateral from its existing locations without the prior written consent of Lender.

     Removal of Collateral. Grantor shall keep the Collateral (or to the extent the Collateral consists of intangible property such as accounts, the records concerning the Collateral) at Grantor's address shown above , or at such other locations as are acceptable to Lender. Except in the ordinary course of its business, including the sales of inventory, Grantor shall not remove the Collateral from its existing locations without the prior written consent of Lender. To the extent that the Collateral consists of vehicles, or other titled property, Grantor shall not take or permit any action which would require application for certificates of title for the vehicles outside the State of New York, without the prior written consent of Lender. Notwithstanding the above Lender acknowledges that some of the collateral consists of mobile homes which will be located outside of the State of New York.

                                                                       FORM 10-K



                          COMMERCIAL SECURITY AGREEMENT
                                   (continued)


     Transaction Involving Collateral. Except for inventory sold or accounts collected in the ordinary course of Grantor's business, Grantor shall not sell, offer to sell, or otherwise transfer of dispose of the Collateral. While Grantor is not in default under this Agreement, Grantor may sell inventory, but only in the ordinary course of its business and only to buyers who qualify as a buyer in the ordinary course of business. A sale in the ordinary course of Grantor's business does not include a transfer in partial or total satisfaction of a debt or any bulk sale. Grantor shall not pledge, mortgage, encumber or otherwise permit the Collateral to be subject to any lien, security interest, encumbrances or charge, other than the security interest provided for in this Agreement, without the prior written consent of Lender. This includes security interests even if junior in right to security interests granted under this Agreement. Unless waived by Lender, all proceeds from any disposition of the Collateral (for whatever reason) shall be held in trust for Lender and shall not be commingled with any other funds; provided however, this requirement shall not constitute consent by Lender to any sale or other disposition. Upon receipt, Grantor shall immediately deliver any such proceeds to Lender. At Borrower's request, and in the absence of any default as defined herein by Grantor in making any payment of principal or interest when the same shall become due under the $5,000,000.00 Note, Lender shall release collateral in Lender's possession from time to time in the manner instructed by Grantor, but only if after such release the outstanding principal balance of the Note shall not exceed the Borrowing Base. Grantor and its agents shall continue to service and administer the loans constituting Collateral in the ordinary course of business. Grantor shall collect all amounts due to Grantor with respect to the Collateral, and, in the absence of a Default, may use the same to carry on Grantor's business.

     Title. Grantor represents and warrants to Lender that it holds good and marketable title to the Collateral, free and clear of all liens and encumbrances except for the lien of this Agreement. No financing statement covering any of the Collateral is on file in any public office other than those which reflect the security interest created by this Agreement or to which Lender has specifically consented. Grantor shall defend Lender's rights in the Collateral against the claims and demands of all other persons.

                                                                       FORM 10-K



                        COMMERCIAL SECURITY AGREEMENT
                                 (continued)

     Collateral Schedules and Locations. As often as Lender shall require , and insofar as the Collateral consists of accounts and general intangibles, Grantor shall deliver to Lender schedules of such Collateral, including such information as Lender may require, including without limitation names and addresses of account debtors and agings of accounts and general intangibles. Insofar as the Collateral consists of inventory and equipment, Grantor shall deliver to Lender, as often as Lender shall require, such lists, descriptions, and designations of such Collateral as Lender may require to identify the nature, extent, and location of such Collateral. Such information shall be submitted for Grantor and each of its subsidiaries or related companies.

     Maintenance and Inspection of Collateral. Grantor shall maintain all tangible Collateral in good condition and repair. Grantor will not commit or permit damage to or destruction the Collateral or any part of the Collateral. Lender and Its designated representatives and agents shall have the right at all reasonable times to examine, inspect, and audit the Collateral wherever located. Grantor shall immediately notify Lender of all cases involving the return, rejection, repossession, loss or damage of or to any Collateral; of any request for credit or adjustment or of any other dispute arising with respect to the Collateral; and generally of all happenings and events affecting the Collateral or the value or the amount of the Collateral.

     Taxes, Assessments and Liens. Grantor will pay when due all taxes, assessments and liens upon the Collateral, its use or operations, upon this Agreement, upon any promissory note or notes evidencing the Indebtedness, or upon any of the other Related Documents. Grantor may withhold any such payment or may elect to contest any lien in Grantor is in good faith conducting an appropriate proceeding to contest the obligation to pay and so long as Lender's interest in the Collateral is not jeopardized in Lender's sole opinion. If the Collateral si subjected to a lien which is not discharged within fifteen (15) days, Grantor shall deposit with Lender cash, a sufficient corporate surety bond or other security satisfactory to Lender in an amount adequate to provide for the discharge of the lien plus any interest, costs, reasonable attorney's fees or other charges that could accrue as a result of foreclosure or sale of the Collateral. In any contest Grantor shall defend itself and Lender and shall satisfy any final adverse judgment before enforcement against the Collateral. Grantor shall name Lender as an additional obligee under any surety bond furnished in the contest proceedings.

     Compliance With Governmental Requirements. Grantor shall comply promptly with all laws, ordinances, rules and regulations of all governmental authorities, now or hereafter in effect, applicable to the ownership, production, disposition, or use of the Collateral. Grantor may contest in good faith any such law, ordinance or regulation and withhold compliance during any proceeding, including appropriate appeals, so long as Lender's interest in the Collateral, in Lender's opinion, is not jeopardized.

                                                                       FORM 10-K


                        COMMERCIAL SECURITY AGREEMENT
                                 (continued)



     Hazardous Substances. Grantor represents and warrants that to the best of Grantor's knowledge, the Collateral never has been, and never will be as long as this Agreement remains a lien on the Collateral, used for the generation, manufacture, storage, transportation, treatment, disposal, release or threatened release of any hazardous waste or substance, as those terms are defined in the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, 42, U.S.C. Section 9601,et seq. ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986, Pub. L. No. 99-499 ("SARA"), the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., or other applicable state or Federal laws, rules, or regulations adopted pursuant to any of the foregoing. The terms "hazardous waste" and "hazardous substance" shall also include, without limitation, petroleum and petroleum by-products or any fraction thereof and asbestos. The representations and warranties contained herein are based on Grantor's due diligence in investigating the Collateral for hazardous wastes and substances. Grantor hereby (a) releases and waives any future claims against Lender for indemnity or contribution in the event Grantor becomes liable for cleanup or other costs under any such laws, and (b) agrees to indemnity and hold harmless Lender against any and all claims and losses resulting from a breach of this provision of this Agreement. This obligation to indemnity shall survive the payment of the Indebtedness and the satisfaction of this Agreement.

     Maintenance of Casualty Insurance. Grantor shall procure and maintain all risks insurance, including without limitation fire, theft, and liability coverage together with such other insurance as Lender may require with respect to the Collateral, in form, amounts, coverage's and basis reasonably acceptable to Lender and issued by a company or companies reasonably acceptable to Lender .Grantor, upon request of Lender, will deliver to Lender from time to item the policies or certificates of insurance in form satisfactory to Lender, including stipulations that coverages will not be canceled or diminished without at least ten (10) days' prior written notice to Lender and not including any disclaimer of the insurer's liability for failure to give such a notice. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act, omission or default of Grantor or any other person. In connection with all policies covering assets in which Lender holds or is offered a security Interest. Grantor will provide Lender with such loss payable or other endorsements as Lender may require. If Grantor at any time fails to obtain or maintain any insurance as required under this Agreement, Lender may (but shall not be obligated to) obtain such insurance as Lender deems appropriate, including if it so chooses "single interest insurance", which will cover only Lender's interest in the Collateral.

                                                                       FORM 10-K



                        COMMERCIAL SECURITY AGREEMENT
                                 (continued)


     Application of Insurance Proceeds. Grantor shall promptly notify Lender of any loss or damage to the Collateral. Lender may make proof of loss if Grantor fails to do so within fifteen (15) days of the casualty. All proceeds of any insurance on the Collateral, including accrued proceeds thereon, shall be held by Lender as part of the Collateral. If Lender consents to repair or replacement of the damaged or destroyed Collateral, Lender shall, upon satisfactory proof of expenditure, pay or reimburse Grantor from the proceeds for the reasonable cost of repair or restoration. If Lender does not consent to repair or replacement of the Collateral, Lender shall retain a sufficient amount of the proceeds to pay all of the Indebtedness, and shall pay the balance to Grantor. Any proceeds which have not been disbursed within six (6) months after their receipt and which Grantor has not committed to the repair or restoration of the Collateral shall be used to repay the Indebtedness. Grantor hereby appoints Lender as Its attorney-in-fact- with full power and authority to endorse in Grantor's name any check or draft representing the proceeds of any insurance on the Collateral and to settle or compromise in Grantor's name any claims with respect to such insurance.

     Insurance Reserves. Lender may require Grantor to maintain with Lender reserves for payment of insurance premiums, which reserves shall be created by monthly payments from Grantor of a sum estimated by Lender to be sufficient to produce, at least fifteen (15) days before the premium due date, amounts at least equal to the insurance premiums to be paid. If fifteen (15) days before payment is due, the reserve funds are insufficient, Grantor shall upon demand pay any deficiency to Lender The reserve funds shall be held by Lender as a general deposit and shall constitute a non-interest-bearing account which Lender may satisfy by payment if the insurance premiums required to be paid by Grantor, and Lender is not the agent of Grantor for payment of the insurance premiums required to be paid by Grantor. The responsibility for the payment of premiums shall remain Grantor's sole responsibility.

     Insurance Reports. Grantor, upon request of Lender, shall furnish to Lender reports on each existing policy of insurance showing such information as Lender may reasonably request including the following: (a) the name of the insurer; (b) the risk insured; (c) the amount of the Policy; (d) the property insured; (e) the then current value on the basis of which insurance has been obtained and the manner of determining that value; and
     (f) the  expiration  date of the policy.  In addition,  Grantor  shall upon request by Lender (however not more often than annually) have an independent appraiser satisfactory to Lender determine, as applicable, the cash value or replacement cost of the Collateral.

                                                                       FORM 10-K



                        COMMERCIAL SECURITY AGREEMENT
                                 (continued)


     GRANTOR'S RIGHT TO POSSESSION AND TO COLLECT ACCOUNTS. Until default and except as otherwise provided below with respect to accounts, Grantor may have possession of the tangible personal property and beneficial use of all the Collateral and may use it in any lawful manner not inconsistent with this Agreement or the Related Documents, provided that Grantor's right to possession and beneficial use shall not apply to any Collateral where possession of the Collateral by Lender is required by law to perfect Lender's security interest in such Collateral. Until otherwise notified by Lender, Grantor may collect any of the Collateral consisting of accounts. Upon the occurrence of an Event of Default, and Grantor's failure to cure same as provided herein, Lender may exercise its rights to collect the accounts and to notify account debtors to make payments directly to Lender for application to the Indebtedness. If Lender at any time has possession of any Collateral, whether before or after an Event of Default, Lender shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral if Lender takes such action for that purpose as Grantor shall request or as Lender, in Lender's sole discretion, shall deem appropriate under the circumstances, but failure to honor any request by Grantor shall not of itself be deemed to be a failure to exercise reasonable care. Lender shall not be required to take any steps necessary to preserve any rights in the Collateral against prior parties, nor to protect, preserve or maintain any security interest given to secure the Indebtedness.

     EXPENDITURES BY LENDER. If not discharged or paid when due, Lender may (but shall not be obligated) discharge or pay any amounts required to be discharge or paid by Grantor under this Agreement, including without limitation all taxes, liens, security interests, encumbrances, and other claims, at any time levied or placed on the Collateral. Lender also may (but shall not be obligated to) pay all costs for insuring, maintaining and preserving the Collateral. All such expenditures incurred or paid by Lender for such purposes, with the exception of insurance premiums paid by Lender with incurred or paid by Lender to the date of repayment by Grantor. All such expenses shall become a balance of the Note and be apportioned among and by payable with any installment payments to become due during either
     (i) the term of any applicable insurance policy or (ii) the remaining term of the Note; or (c) be treated as a balloon payment which will be due and payable at the Note's maturity. This Agreement also will secure payment of these amounts. Such right shall be in addition to all other rights and remedies to which Lender may be entitled upon the occurrence of an Event of Default.

     EVENTS OF DEFAULT. Each of the following shall constitute an Event of Default under this Agreement:

     Default of Indebtedness. Failure of Grantor to make any payment when due on the Indebtedness.

     Other Defaults. Failure of Grantor to comply with or perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or in any other agreement between Lender and Grantor.

                                                                       FORM 10-K

                          COMMERCIAL SECURITY AGREEMENT
                                   (continued)

     False Statements. Any warranty, representation or statement made or furnished to Lender by or on behalf of Grantor under this Agreement, the Note or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished.

     Defective Collateralization. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any collateral documents to create a valid and perfected security interest or lien) at any time and for any reason.

     Insolvency. The dissolution or termination of Grantor's existence as a going business, the insolvency or Grantor, the appointment of a receiver for any part of Grantor's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Grantor.


     Creditors or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceedings, self-help, repossession or any other method, by any creditor of Grantor or by any governmental agency against the Collateral or any other collateral securing the Indebtedness. This includes a garnishment of any of Grantor's deposit accounts with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Grantor as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and If Grantor gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender moneys or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

     Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the Indebtedness or such Guarantor dies or becomes incompetent. Lender, at its option, may, but shall not by required to, permit the Guarantor estate or assume unconditionally the obligations arising under the guaranty in a manner satisfactory to Lender, and, in doing so, cure the Event of Default.

     Adverse Change. A material adverse change occurs in Grantor's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

     Right to Cure. If any default, other than a Default on Indebtedness, is curable and if Grantor has not been given a prior notice of a breach of the same provision of this Agreement, it may be cured (and no Event of Default will have occurred) If Grantor. after Lender sends written notice demanding cure of such default, (a) cures the default within fifteen (15) days; or
     (b), if the cure requires more than fifteen (15) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to produce compliance as soon as reasonably practical.

                                                                       FORM 10-K


                          COMMERCIAL SECURITY AGREEMENT
                                   (continued)



     RIGHTS AND REMEDIES ON DEFAULT. If an Event of Default occurs under this Agreement, at any time thereafter, Lender shall have all the rights of a secured party under the New York Uniform Commercial Code. In addition and without limitation, Lender may exercise any one or more of the following rights and remedies:

     Accelerate Indebtedness. Lender may declare the entire Indebtedness, including any prepayment penalty which Grantor would be required to pay, immediately due and payable, without notice.

     Assemble Collateral. Lender may require Grantor to deliver to Lender all or any portion of the Collateral and any and all certificates of title and other documents relating to the Collateral. Lender may require Grantor to assemble the Collateral and make it available to Lender at a place to be designated by Lender. Lender also shall have full power to enter upon the property of Grantor to take possession of and remove the Collateral. If the Collateral contains other goods not covered by this Agreement at the time of repossession, Grantor agrees Lender may take such other goods, provided that Lender makes reasonable efforts to return them to Grantor after repossession.

     Sell the Collateral. Lender shall have full power to sell, lease, transfer, or otherwise deal with the Collateral or proceeds thereof in its own name or that of Grantor. Lender may sell the Collateral at public auction or private sale. Unless the Collateral threatens to decline speedily in value or is of a type customarily sold on a recognized market, Lender will give Grantor reasonable notice of the time after which any private sale or any other intended disposition of the Collateral is to be made. The requirements of reasonable notice shall be met if such notice is given at least ten (10) days before the time of the sale or disposition. Any expenses relating to the disposition of the Collateral, including without limitation the expenses of retaking, holding, insuring, preparing for sale and selling the Collateral (including legal fees and costs), shall become a part of the Indebtedness secured by this Agreement and payable from the proceeds of the disposition of the Collateral, and shall be payable on demand, with interest at the Note rate from date of expenditure until repaid.

     Appoint Receiver. To the extent permitted by applicable law, Lender shall have the following rights and remedies regarding the appointment of a receiver: (a) Lender may have a receiver appointed as a matter of right; (b) the receiver may be an employee of

                                                                       FORM 10-K


                         COMMERCIAL SECURITY AGREEMENT
                                 (continued)



     Lender and may serve without bond; and (c) all fees of the receiver and his or her attorney shall become part of the Indebtedness secured by this Agreement and payable from the proceeds of the disposition of the Collateral, and shall be payable on demand, with interest at the Note rate from date of expenditure until repaid.

     Collect Revenues, Apply Accounts. Lender, either itself or through a receiver, may collect the payments, rents, income, and revenues from the Collateral. Lender may at any time in its discretion transfer any Collateral into its own name or that of its nominee and receive the payments, rents, income, and revenues therefrom and hold the same as security for the indebtedness or apply it to payment of the indebtedness in such order of preference as Lender may determine, Insofar as the Collateral consists of accounts, general intangibles, insurance policies, instruments, chattel paper, chooses in action, or similar property, Lender may demand, collect, receipt for, settle, compromise, adjust, sue for, foreclosure, or realize on the Collateral as Lender may determine, whether or not indebtedness or Collateral is then due. For these purposes, Lender may, on behalf of and in the name of Grantor, receive, open and dispose of mail addressed to Grantor; change any address to which mail and payments are to be sent; and endorse notes, checks, draft, money orders, documents of title, instruments and items pertaining to payment, shipment, or storage of any Collateral. To facilitate collection, Lender may notify account debtors and obligators on any Collateral to make payments directly to Lender.

     Obtain Deficiency. If Lender chooses to sell any or all of the Collateral, Lender may obtain a judgment against Grantor for any deficiency remaining on the Indebtedness due to Lender after application of all amounts received from the exercise of the rights provided in this Agreement. Grantor shall be liable for a deficiency even if the transaction described in this subsection is a sale of accounts or chattel paper.

     Other Rights and Remedies. Lender shall have all the rights and remedies of a secured creditor under the provisions of the Uniform Commercial Code, as may be amended from time to time, In addition, Lender shall have and may exercise any or all rights and remedies it may have available by law, in equity, or otherwise.

                                                                       FORM 10-K




                        COMMERCIAL SECURITY AGREEMENT
                                 (continued)



     Cumulative Remedies. All of Lender's rights and remedies, whether evidenced by this Agreement or the Related Documents or by any other writing, shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Grantor under this Agreement, after Grantor's failure to perform, shall not affect Lender's right to declare a default and to exercise its remedies.

     MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

     Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged of bound by the alteration or amendment.

     Applicable Law. This Agreement has been delivered to Lender and accepted by Lender in the State of New York. If there is a lawsuit. Grantor agrees upon Lender's request to submit to the jurisdiction of the courts of Broome County, State of New York. Lender and Grantor hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Grantor against the other. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

     Attorney's Fees; Expenses. Grantor agrees to pay upon demand all of Lender's costs and expenses, including reasonable attorneys' fees and Lender's legal expenses, incurred in connection with the enforcement of this Agreement. Lender may pay someone else to help enforce this Agreement, and Grantor shall pay the costs and expenses of such enforcement. Costs and expenses include Lender's reasonable attorneys' fees and legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and legal expenses for bankruptcy proceedings (and including efforts to modify or vacate any automatic stay or injunction), appeals , and any anticipated post-judgment collection services. Grantor also shall pay all court costs and such additional fees as may be directed by the court.

                                                                       FORM 10-K


                          COMMERCIAL SECURITY AGREEMENT
                                   (continued)

     Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

     Multiple Parties; Corporate Authority. All obligations of Grantor under this Agreement shall be joint and several, and all references to Grantor shall mean each and every Grantor. This means that each of the Borrowers signing below is responsible for all obligations in this Agreement.

     Notices. Any notices required to be given under this Agreement shall be given in writing, may be sent by telefacsimile, and shall be effective when actually delivered or when deposited with a nationally recognized overnight courier or deposited in the United States mail, first class, postage prepaid, addressed to the party to whom the notice is to be given at the address shown above. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. The the extent permitted by applicable law, if there is more than one Grantor, notice to any Grantor will constitute notice to all Grantors. For notice purposes, Grantor will keep Lender informed at all times of Grantor's current addressees.

     Power of Attorney. Grantor hereby appoints Lender as its true and lawful attorney-in-fact, irrevocably, with full power of substitution to do the following: (a) to demand, collect, receive, receipt for, sue and recover all sums of money or other property which may now or hereafter become due, owing or payable from the Collateral; (b) to execute, sign and endorse any and all claims, instruments, receipts, checks, draft or warrants issued in payment for the Collateral; (c) to settle or compromise any and all claims arising under the Collateral, and in the place and stead of Grantor, to execute and deliver its release and settlement for the claim; and (d) to file any claim or claims or to take any action or institute or take part in any proceedings, either in its own name or in the name of Grantor, or otherwise, which in the discretion of Lender may seem necessary or advisable. This power is given as security for the Indebtedness, and the authority hereby conferred is and shall be irrevocable and shall remain in full force and effect as long as there is any amount due and owing under the Note.

     Severability. If a court of competent jurisdiction finds any provision of this Agreement to be invalid or unenforceable as to any person or circumstance, such finding shall not render that provision invalid or unenforceable as to any person or circumstance, such finding shall not render that such offending provision shall be deemed to be modified to be within the limits of enforceability or validity; however, if the offending provision cannot be so modified, it shall be stricken and all other provisions of this Agreement in all other respects shall remain valid and enforceable.

                                                                       FORM 10-K


                        COMMERCIAL SECURITY AGREEMENT
                                 (continued)


     Successor Interests. Subject to the limitations set forth above on transfer of the Collateral, this Agreement shall be binding upon and insure to the benefit of the parties, their successors and assigns.

     Waiver. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of the Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Grantor, shall constitute a waiver of any of Lender's rights or of any of Grantor's obligations as to any further transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

                                                                       FORM 10-K



                          COMMERCIAL SECURITY AGREEMENT
                                   (continued)


     GRANTOR ACKNOWLEDGES HAVING READ ALL PROVISIONS OF THIS COMMERCIAL SECURITY AGREEMENT, AND GRANTOR AGREES TO ITS TERMS. THIS AGREEMENT IS DATED JULY 23, 1996

     GRANTOR:
     LITCHFIELD FINANCIAL CORPORATION


      By:
     _______________________________


     LENDER:

     BSB BANK & TRUST COMPANY


     By: _____________________________
                  Authorized Officer

                                                                       FORM 10-K

                                                                Exhibit 10.141

                               PROMISSORY NOTE


Principal         Loan Date      Maturity   Loan #   Call  Collateral  Account  Officer   Initials
$5,000,000.00     07-23-96       07-15-97   11077    032   NOTES       2958     LK576    ---------


Borrower:   Litchfield Financial Corporation        Lender:BSB  BANK & TRUST
              Box 544                                Commercial Loan Dept.
              Williamstown, MA 01267                 58-68Exchange St.
                                                     (P.O. Box 1056
                                                     Binghamton, NY 13902

Principal Amount: $5,000,000  Initial Rate: 9.500%   Date of Note: July 23, 1996

     PROMISE TO PAY. Litchfield Financial Corporation ("Borrower") promises to pay to BSB Bank and Trust Co. ("Lender"), or order, in lawful money of the United States of America, the principal amount of Five Million & 00/100 Dollars (5,000,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

     PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on July 15, 1997. In addition, Borrower will pay regular monthly payments of accrued unpaid interest beginning August 15, 1996, and all subsequent interest payments are due on the same day of each month after that. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

     VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is Lender's Prime Rate (the "Index"). This is the rate Lender charges, or would charge, on 90-day unsecured loans to the most creditworthy corporate customers. This rate may or may not be the lowest rate available from Lender ate any given time. Lender will tell Borrower the current index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The Index currently is 8.250% per annum. The interest rate to be applied to unpaid principal balance of this Note will be at a rate of 1.250 percentage points over the Index, resulting in an initial rate of 9.500% per annum.
     NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

     PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

                                                                       FORM 10-K

     LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 4.000% of the unpaid portion of the regularly scheduled payment or $10.00, whichever is greater.

     DEFAULT.  Borrower will be in default if any of the following happens:  (a)
     Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Any representation or statement made or furnished to Lender or Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (g) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

     If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default: (a) cures the default within
     (15) days; or (b) if the cure requires more than fifteen (15) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

     LENDER RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, amy also, if permitted under applicable law, increase the variable interest rate on this Note to 2.250 percentage points over the Index. The interest rate will not exceed the maximum rate permitted by applicable law. Borrower agrees to pay all costs and expenses incurred by Lender to collect this Note. This includes, subject to any limits under applicable law, Lender's reasonable attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of New York. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of BROOME County, the State of New York. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding. or counterclaim brought by either Lender or Borrower against the other. This Note shall be governed by and construed in accordance with the laws of the State of New York.

     RIGHT OF SETOFF. In addition to Lender's right of setoff arising by operation of law, Borrower grants to Lender a contractual possessory security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account and whether evidenced by a certificate of deposit), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and

                                                                       FORM 10-K

     Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

     COLLATERAL. This Note is secured by INDIVIDUAL NOTES ORIGINATED OR PURCHASED BY LITCHFIELD, TOGETHER WITH ALL PROCEEDS OF COLLATERAL. If there is any inconsistency between the terms and conditions of this Note and the terms and conditions of the collateral documents, the terms and conditions of this Note shall prevail.

     LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note may be requested only in writing by Borrower or by an authorized person. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: RICHARD A. STRATTON, PRESIDENT; HEATHER A. SICA, EXECUTIVE VICE PRESIDENT; RONALD RABIDOU, CHIEF FINANCIAL OFFICER; NORAH BRESETT, CONTROLLER; and JENNIFER FIELD, SENIOR ACCOUNTANT. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instruction of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligations to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any Guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; or (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender.

     GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

     PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

                                                                       FORM 10-K


     Borrower:
     LITCHFIELD FINANCIAL CORPORATION

     By:  ________________________________________
          Richard A. Stratton, President

     By:  ________________________________________
          Heather A. Sica, Exec Vice Pres/Treas.

     By:  ________________________________________
          Ronald E. Rabidou, Chief Financial Officer

     By:  _________________________________________
          Norah K. Bresett, Controller

                                                                  Exhibit 10.142


                                LOAN AGREEMENT


     LOAN AGREEMENT dated as of September 13, 1996 between LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Borrower") and BANK OF SCOTLAND (the "Bank").

                            W I T N E S S E T H :

     WHEREAS, the Borrower is a finance company principally engaged in the business of providing financing for the purchase of rural land, vacation properties and timeshare interests, and has requested that the Bank establish in its favor a $15,000,000 revolving credit facility for general corporate purposes;

     WHEREAS, upon the terms and conditions set forth in this Agreement, the Bank is amenable to establishing such a facility;

     NOW, THEREFORE, it is agreed:

     Section 1. DEFINITIONS.

     (a) Terms used in this Agreement which are defined in Annex I hereto shall have the meanings specified in such Annex I (unless otherwise defined herein) and shall include in the singular number the plural and in the plural number the singular.
     (b) Unless otherwise specified, each reference in this Agreement or in any other Loan Document to a Loan Document shall mean such Loan Document as the same may from time to time be amended, restated, supplemented or otherwise modified.
     (c) All references to Sections in this Agreement or in Annex I hereto shall be deemed references to Sections in this Agreement unless otherwise specified.

     Section 2. THE LOAN FACILITIES.

     2.1 The Loans. (a) Subject to the terms and conditions set forth herein, the Bank agrees at any time and from time to time during the Commitment Period (but excluding the last day thereof) to make loans to the Borrower (each a "Revolving Credit Loan" and collectively, the "Revolving Credit Loans") up to its Commitment, provided that in no event shall the aggregate principal amount of Revolving Credit Loans outstanding at any time exceed the lesser of (x) the Commitment then in effect and (y) the then current Borrowing Base. During the Commitment Period, the Borrower may utilize the Commitment by borrowing, prepaying the Revolving Credit Loans in whole or in part without premium or penalty, and reborrowing, all in accordance with the terms and conditions hereof.

     (b) The Bank shall not be required to make any Loans hereunder unless an initial Revolving Credit Loan is made, in accordance with the provisions of this Agreement, on or prior to October 30, 1996.

     2.2 Notice of Borrowing. (a) Whenever the Borrower desires to utilize the Commitment hereunder, the Borrower shall give at least one Business Day's (or such shorter period of time as the Bank agrees to) prior telephonic notice to the Bank (confirmed on the same day by telecopier); provided that any such notice given on the Business Day preceding the requested date of such loan shall (unless the Bank agrees otherwise) be given prior to 11:00 A.M. (New York time) on that Business Day. Such notice shall specify (x) the date of the proposed borrowing, which shall be a Business Day during the Commitment Period (each, a "Borrowing Date") and (y) the total amount of such borrowing (which shall be in a minimum amount of $500,000 and, if greater, in an integral multiple of $100,000 in excess thereof (or, if less, equal to the Unutilized Commitment).

     (b) Subject to the terms and conditions hereof (including without limitation Section 6 hereof), the Bank will make the amount of its Loan available to the Borrower in same day funds at the Closing Office on the date specified in the notice for the proposed borrowing against delivery to the Bank of such instruments, documents and papers as are provided for herein.

     2.3 The Note. (a) The Borrower's obligation to pay the principal of, and interest on, the Revolving Credit Loans shall be evidenced by the Revolving Credit Note.

     (b) (i) The Revolving Credit Note shall: (1) be dated the Closing Date; (2) be in an original principal amount equal to $15,000,000; (3) be payable in an amount equal to the outstanding principal amount of the Loans evidenced thereby on the last day of the Commitment Period; (4) bear interest as provided in
Section 3; and (5) be entitled to the benefits of this Agreement and shall be secured by the Security Documents.

     (c) The principal amount of all Loans outstanding from time to time, and interest accrued thereon, shall be recorded on the records of the Bank and, prior to any transfer of, or any action to collect, any Note, the unpaid principal amount of the Loans evidenced by such Note shall be endorsed on the reverse side of such Note, together with the date of such endorsement and the date to which the interest has been paid; any failure to make such endorsement and provide such other information, however, shall not affect Borrower's obligations hereunder or under the Revolving Credit Note.

     2.4 Mandatory Prepayments of Revolving Credit Loans. (a) The Borrower shall immediately prepay the Revolving Credit Loans to the extent that the aggregate outstanding principal amount thereof on any day shall exceed the amount of the Commitment in effect on such day.

     (b) The Borrower shall immediately prepay the Revolving Credit Loans to the extent that the aggregate outstanding principal amount thereof on any day shall exceed the amount of the Borrowing Base on such day.

     (c) In the event that (A)(1) any Assignment Asset is sold, assigned, transferred or otherwise conveyed (any such sale, assignment, transfer or other conveyance, a "Transfer") by the Borrower to any Person or (2) the Borrower or any other Person receives any payment or proceeds in respect of any Assignment Asset and (B) at the time of such Transfer or receipt of payment or proceeds, a Default or Event of Default has occurred and is continuing or would result from such Transfer, payment or receipt of proceeds, the Borrower shall prepay the Revolving Credit Loans in an amount equal to the full consideration received or receivable in respect of such Transfer (in the case of a Transfer) or the full amount of payments or proceeds received (if other than in respect of a Transfer) on (x) in the case of a Transfer, the date of such Transfer or, if earlier, when any such consideration is paid and (y) in the case of any other payment or proceed, on the date when any such payment or proceed is received.

     (d) Subject to the terms and conditions of this Agreement, amounts prepaid under subsections 2.4(b) and 2.4(c) of this Section 2.4 may be reborrowed.

     2.5 Voluntary Repayment of Revolving Credit Loans. The Borrower shall have the right, at any time and from time to time, upon at least one Business Day's prior notice to the Bank in writing or by telephone (confirmed as soon as possible thereafter in writing) to prepay the Revolving Credit Loans, in whole, or in part in amounts equal to $500,000 or, if greater, integral multiples of $100,000 in excess thereof, or, if less, the aggregate outstanding principal amount of the Revolving Credit Loan, and without premium or penalty, provided that at the time of any such prepayment of the Revolving Credit Loans in full, the Borrower shall pay all interest accrued on the amount of such prepayment. Subject to the terms and conditions of this Agreement, amounts prepaid under this Section 2.5 may be reborrowed.

     2.6 Reduction of Commitments. (a) The Borrower shall have the right at any time and from time to time upon at least 3 Business Days' prior written notice to the Bank to reduce permanently in amounts equal to $1,000,000 or integral multiples thereof or terminate the Unutilized Commitment (after giving effect to all pending requests for Revolving Credit Loans).

     (b) Subject to Sections 2.6(c) and 2.6(d), the Bank shall have the right upon written notice to the Borrower at any time or from time to time whenever the aggregate Book Value of the Assignment Assets (without giving effect to any subsequent increase in the Assignment Assets pursuant to Section 11 hereof other than increases consented to by the Bank in accordance with Section 11 hereof) is less than $10,000,000 (a "Section 2.6(b) Commitment Reduction Event") to reduce the Commitment (x) with respect to the first $500,000 by which such Book Value is less than $10,000,000, by an amount equal to the difference between

$10,000,000 and the aggregate Book Value of the Assignment Assets, and (y) with respect to the amount by which $9,500,000 exceeds the aggregate Book Value of the Assignment Assets, by 150% of the difference between $9,500,000 and such aggregate Book Value. As to each such reduction, the amount by which the Commitment is then reduced pursuant to this Section 2.6(b) is sometimes referred to as the "Commitment Reduction Amount".

     (c) (i) Notwithstanding the p rovisions of Section 2.6(b), the Bank shall not have the right to reduce the Commitment pursuant thereto upon the occurrence of a Section 2.6(b) Commitment Reduction Event for so long as:

               (A) the sum of (1) the Security Value of the Borrowing Base Collateral, and (2) the aggregate Book Value of the Assignment Assets equals or exceeds $30,000,000; (B) the aggregate Book Value of the Assignment Assets equals or exceeds $5,000,000; and (C) the Security Value of the Borrowing Base Collateral equals or exceeds $20,000,000; and

     (ii)  Notwithstanding  the provisions of Section  2.6(b),  if at the time a
Section 2.6(b) Commitment Reduction Event occurs the Security Value of the Borrowing Base Collateral equals or exceeds $20,000,000 and the aggregate Book Value of the Assignment Assets equals or exceeds $5,000,000, the amount of the Commitment Reduction Amount shall not exceed the amount determined by the following formula:

                  1.5X + $500,000,

     where X= $30,000,000 minus the sum of (i) the Security Value of the Borrowing Base Collateral, plus (ii) the aggregate Book Value of the Assignment Assets, plus (iii) $500,000.

     (d) If, within 15 days after the occurrence of a Section 2.6(b) Commitment Reduction Event:
     (1) the Bank shall have reduced the Commitment in accordance with Section 2.6(b), and

     (2) either

     (x) the aggregate Book Value of the Assignment Assets shall have increased from its then-current amount as a result of the designation of (and the Bank's acceptance of) new Assignment Assets pursuant to Section 11.2 hereof (such increase, a "Book Value Increase"), or

     (y) the Security Value of the Borrowing Base Collateral shall exceed $20,000,000 (the amount, if any, by which the Security Value of the Borrowing Base Collateral exceeds $20,000,000 being sometimes referred to as the "Security Value Excess"), and

     (3) the Borrower shall have given written notice to the Bank stating:
     (x) that such Book Value Increase has occurred or a Security Value Excess exists, in each case (i) specifying the relevant amount and (ii) together with such supporting and supplemental information as the Bank shall request, and
     (y) that the Borrower wants all or a portion of the Commitment Reduction Amount restored, and
     (z) the amount of the Commitment Reduction Amount that the Borrower wants restored, which amount (i) shall not be less than (A) $500,000 or an integral multiple of $100,000 in excess thereof or (B) if the Commitment Reduction Amount was less than $500,000, the Commitment Reduction Amount and (ii) shall in no event exceed the amount described below, then, if the Bank concurs that such Book Value Increase has occurred or a Security Value Excess exists (as the case may be), the Bank shall promptly thereafter by written notice to the Borrower confirm that the Commitment has been increased by an amount equal to the lesser of

     (A) the related Commitment Reduction Amount minus any such amount that has been restored pursuant to this Section 2.6 (d) (or such lesser amount requested by the Borrower), or

     (B) (i) if the increase is being granted because a Book Value Increase has occurred, the amount of such Book Value Increase, or
     (ii) if the increase is being granted because a Security Value Excess exists, the amount of such excess, or
     (iii) if the increase is being granted because both a Book Value Increase has occurred and a Security Value Excess exists, the sum of the amounts computed in accordance with clauses (i) and (ii) immediately preceding; provided that if the aggregate Book Value of the Assignment Assets is less than $9,500,000, the amount of the increase or excess (as the case may be) resulting from the operation of clauses B(i) and B(ii) above shall be 150% of the amount of the Book Value Increase or the Security Value Excess, as the case may be, for that portion of such Book Value Increase which brings the aggregate Book Value of the Assignment Assets to $9,500,000 or (without duplication) that portion of the

Security Value Excess which, if the amount thereof was the amount of a Book Value Increase, would bring the aggregate Book Value of the Assignment Assets to $9,500,000.

provided however, that, notwithstanding the foregoing,

     (x) if during such 15-day period the Commitment has been terminated or reduced for any reason other than a Section 2.6(b) Commitment Reduction Event, the Commitment shall not be restored pursuant to this Section 2.6(d); and
     (y) in no event shall any increase pursuant to this Section 2.6(d) occur if the amount of such increase would be less than the lesser of:

     (i) such Commitment Reduction Amount (net of any such amount that has been restored pursuant to this Section 2.6(d)), and
     (ii) $500,000 (or, if greater, an integral multiple of $100,000 in excess thereof), all such increases being rounded down to the nearest $100,000.

     Section 3. INTEREST.
     3.1 Rate of Interest. The Borrower agrees to pay interest in respect of the unpaid principal amount of the Revolving Credit Loans from time to time outstanding from the date the proceeds thereof are made available to the Borrower hereunder (whether by acceleration or otherwise) at a rate per annum equal (subject to the provisions of Section 3.3) to the sum of (x) the Base Rate, which interest rate shall change as and when the Base Rate changes, plus
(y) 1% per annum.

     3.2 Interest Payment Dates. Accrued interest in respect of each Loan, on and prior to maturity, shall be payable in arrears on each Quarterly Payment Date, commencing with the quarter ending December 31, 1996, on the date of each prepayment, at maturity (whether by acceleration or otherwise) and, after maturity, upon demand.

     3.3 Overdue Payment of Principal and Interest. Each Loan and each other amount due under this Agreement or any other Loan Document shall bear interest for each day on which an Event of Default exists under Section 9.1 or Section
9.7 hereof (after as well as before judgment), payable on demand, at a rate per annum (the "Past-Due Rate") equal to the sum of (x) the rate of interest otherwise payable on such date, plus (y) 2% per annum.

     3.4 Capital Adequacy. If the Bank shall have determined that the applicability after the date hereof of any law, rule, regulation or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards", or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the enforcement or interpretation or administration of any of the foregoing by any court, Government Authority, central bank or comparable agency charged with the enforcement or interpretation or administration thereof, or compliance by the Bank (or any lending office of the Bank) or any holding company of the Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Bank's capital or on the capital of the Bank's holding company, if any, as a consequence of its Loans, Commitments or other obligations hereunder to a level below that which the Bank or the Bank's holding company could have achieved but for such applicability, adoption, change or compliance (taking into consideration the Bank's policies and the policies of the Bank's holding company with respect to capital adequacy) by an amount deemed by the Bank to be material, then, upon demand by the Bank, the Borrower shall pay to the Bank from time to time such additional amount or amounts as will compensate the Bank or the Bank's holding company for any such reduction suffered, together with interest on each such amount from the date demanded until payment in full thereof (after as well as before judgment) at the Base Rate. A certificate of the Bank to the Borrower as to any such additional amount or amounts (including calculations thereof in reasonable detail) shall be submitted by the Bank to the Borrower, which certificate, in the absence of manifest error, shall be conclusive and binding on the Borrower. In determining such amount or amounts, the Bank may use any method of averaging and attribution as it (in its sole and absolute discretion) shall deem applicable.

     Section 4. FEES

     4.1 Facility Fee. The Borrower agrees to pay to the Bank a facility fee with respect to this Agreement for the period commencing on the Closing Date to and including the Revolving Credit Maturity Date, computed at a rate per annum equal to 3/8 of 1% of the average daily Commitment during the period for which payment is made; provided, that for the purposes of this Section 4.1 only, any reduction of the Commitment pursuant to Section 2.6(b) shall be disregarded until 15 days after the related Section 2.6(b) Commitment Reduction Event and, to the extent that any portion of such Commitment reduction is restored pursuant to Section 2.6(d), shall not be deemed to have reduced the Commitment at any time. Such facility fee shall be payable quarterly in arrears on each Quarterly Payment Date commencing on the last day of the quarter ending December 31, 1996, on each date that the Commitment is reduced or terminated, and on the Revolving Credit Maturity Date.

     4.2 Arrangement Fee. The Borrower agrees to pay to the Bank an arrangement fee for establishing its Commitment, as follows: $25,000 on the Closing Date; $25,000 on the first anniversary of the Closing Date; and $25,000 on the second anniversary of the Closing Date; provided that if prior to either anniversary date specified above the Commitment shall have been terminated and no Loans are outstanding and all other obligations of the Borrower under this Assignment and the other Loan Documents have been paid in full, the Borrower's obligation to pay the arrangement fee on such anniversary date (and the succeeding anniversary date, if any) shall be terminated.

     Section 5. PAYMENTS, ETC.

     5.1 Payments on Non-Business Days; Calculations. Whenever any payment to be made hereunder or under the Note shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day and interest shall be payable at the applicable rate during such extension. Interest and the facility fee hereunder and under the other Loan Documents shall be calculated on the basis of actual number of days elapsed in a year of 365 days; if for any reason a Loan is repaid on the same day on which it is made, one day's interest (subject to the other provisions of this Agreement) shall be paid on that Loan. The Borrower hereby authorizes and directs the Bank to charge any account of the Borrower maintained at any office of the Bank with the amount of any principal, interest or fee when the same becomes due and payable under the terms hereof or of the Notes; provided, however, that the Bank shall not be under any obligation to charge any such account.

     5.2 Net Payments; Application. (a) All payments hereunder and under the other Loan Documents shall be made by the Borrower to the Bank in freely transferable U.S. dollars and in same day funds at the Closing Office without setoff or counterclaim and in such amounts as may be necessary in order that all such payments (after (i) withholding for or on account of any present or future taxes, levies, imposts, duties or other similar charges of whatsoever nature imposed on the amounts described above by any government or political subdivision or taxing authority thereof or therein, other than any tax (other than such taxes referred to in clause (ii) below) imposed on the Bank pursuant to the income tax laws of the jurisdiction where the Bank's principal or lending office or offices are located, and (ii) deduction of an amount equal to any taxes on or measured by the net income payable to the Bank with respect to the amount by which the payments required to be made by this Section 5.2 exceed the amount otherwise specified to be paid under this Agreement and the Note) shall not be less than the amounts otherwise specified to be paid under this Agreement and the Note. With respect to each such deduction or withholding, the Borrower shall promptly (and in no event later than 30 days thereafter) furnish to the Bank such certificates, receipts and other documents as may be required to establish any tax credit, exemption or reduction in rate to which the Bank or holder of the Note may be entitled. The Bank agrees to furnish the Borrower, as soon as practicable after any written request of the Borrower to such effect, any executed form reasonably requested by the Borrower such as Internal Revenue Service Form 4224 or 1001, and any other applicable form as to the Bank's entitlement, if any, to exemption from, or a reduced rate of, or its subjection to, United States withholding tax on amounts payable to it hereunder or under the Note and the Bank undertakes to use its best efforts promptly to notify the Borrower of any material change in any information, statement or form so furnished to the Borrower; provided, however, that any failure on the part of the Bank to furnish any such information, statements or forms shall in no way affect the obligations of the Borrower or the rights of the Bank under the terms of this Agreement or of the Note.

     (b) Unless otherwise specifically provided herein, all payments under or pursuant to, or in satisfaction of, any of the Borrower's obligations under this Agreement or under the Note (including any received in connection with the foreclosure upon or other realization on any Collateral) will be applied in the following order of priority: (i) to any amounts not otherwise listed in this
Section  5.2(b)  then due and  payable  under  this  Agreement,  the Note or the

Security  Documents,  (ii) to any fees then due and payable  pursuant to Section
4.1 or 4.2 of this Agreement (in such order as the Bank may elect), (iii) to any interest on the Note then due and payable, (iv) to any principal amount of the Revolving Credit Loans then due, and (v) to reduce the unpaid principal amount of the Revolving Credit Loans.

     Section 6. CONDITIONS PRECEDENT TO INITIAL LOAN.

     The Bank shall not be obligated to make the initial Revolving Credit Loan hereunder unless on the date of such Loan (unless otherwise specifically indicated) the following conditions have been fulfilled to the satisfaction of the Bank or waived:

     6.1 Default, etc. On the date of such Loan (and after giving effect to all Loans requested to be made on such date), there shall exist no Default or Event of Default and all representations and warranties made by the Borrower herein or in the other Loan Documents or otherwise made by the Borrower in writing in connection herewith or therewith shall be true and correct in all material respects with the same effect as though such representations and warranties have been made at and as of such time.

     6.2 Note. On the date of such Loan, the Bank shall have received the Revolving Credit Note, duly executed and completed by the Borrower.

     6.3 [intentionally deleted]

     6.4 Supporting Documents of the Borrower. There shall have been delivered to the Bank, such information and copies of documents, approvals (if any) and records (certified where appropriate) of corporate and legal proceedings as the Bank may have reasonably requested relating to the Borrower's entering into and performance of the Loan Documents or the transactions contemplated by this Agreement. Such documents shall, in any event, include:

     (a) certified copies of the Charter Documents of each of the Borrower, LMSC and LTSC;

     (b) certificates of authorized officers of the Borrower, certifying the corporate resolutions of the Borrower relating to the entering into and performance of the Loan Documents by the Borrower and the transactions contemplated thereby;

     (c) certificates of authorized officers of the Borrower, with respect to the incumbency and specimen signatures of its officers or representatives authorized to execute such documents and any other documents and papers, and to take any other action, in connection therewith; and

     (d) a certificate of an authorized officer of the Borrower certifying, as of the Closing Date, compliance with the conditions of Section 6.1, 6.10, 6.12(b) and 6.18 and also the absence of any material adverse changes of the type referred to in Section 6.8.

     6.5 Security Documents. There shall have been delivered to the Bank:

     (a) A Security Agreement executed by the Borrower, substantially in the form of Exhibit B hereto (as amended, supplemented or otherwise modified from time to time, the "Security Agreement"), covering all of the Borrowing Base Collateral.
     (b) A pledge agreement executed by the Borrower, substantially in the form of Exhibit C hereto (as the same may from time to time be amended, restated, supplemented or otherwise modified, the "Pledge Agreement") covering (1) all of the present and future shares of LMSC, together with (x) certificates representing such pledged shares and (y) undated stock powers for such certificates, duly executed in blank by the Borrower, and (2) the Class B Certificate, together with undated power of transfer, duly executed in blank.
     (c) Copies of such consents of third parties as are required or as the Bank may reasonably request, including, without limitation, with respect to the conveyance to the Borrower of Certificate B.

     6.6 UCC. The Borrower shall have delivered to the Bank evidence satisfactory to the Bank of all filings of financing statements under the applicable Uniform Commercial Code, satisfactory Lien search requests on Form UCC-11 confirming the absence of any Liens (except those in favor of or consented to by the Bank) on any Collateral or any Assignment Assets and evidence satisfactory to the Bank of all other action with respect to the Liens created by the Security Documents necessary or appropriate to perfect such Liens.

     6.7 Financial Statements. (a) The Borrower shall have delivered to the Bank a copy of its consolidated audited financial statements for the year ending December 31, 1995, and a copy of its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, in each case satisfactory in form and substance to the Bank and, with respect to the quarterly report on Form 10-Q, certified by the CFO of the Borrower as having been prepared in accordance with GAAP, consistently applied and as fairly presenting the financial condition and results of operation as at the dates and for the periods indicated.

     (b) The computations of the ratios required by Sections 8.18-8.22 for the most recent applicable period shall have been delivered to the Bank, certified by the Borrower's chief financial officer.

     6.8 Adverse Change. There shall have been, in the Bank's opinion, no Material Adverse Change since December31, 1995 with respect to the Consolidated Group taken as a whole or the Borrower, LMSC or LTSC.

     6.9 Insurance. There shall have been delivered to the Bank a certificate of an authorized officer of the Borrower that all insurance policies referred to in
Section 7.4 are in full force and effect and that all premiums required to be paid thereon have been paid in full.

     6.10 Approvals and Consents. All orders, permissions, consents, approvals, licenses, authorizations and validations of, and filings, recordings and registrations with, and exemptions by, any Government Authority, or any other Person, required to authorize or required in connection with the execution, delivery and performance of this Agreement or the other Loan Documents and the transactions contemplated hereby and thereby by the Borrower, LTSC and LMSC shall have been obtained (and, if so requested, furnished to the Bank).

     6.11 Legal Opinions. The Bank shall have received legal opinions in form and substance satisfactory to it, addressed to the Bank and dated the Closing Date, of Battle Fowler LLP, counsel to the Borrower, and other counsel to the Borrower acceptable to the Bank.

     6.12 Change in Law. (a) On the date of such Loan, no change shall have occurred in applicable law, or in applicable regulations thereunder or in interpretations thereof by any Government Authority which, in the opinion of the Bank, would make it illegal for the Bank to effect the Loan required to be made on such date.
     (b) No suit, action or proceeding shall be pending or threatened by or before any Governmental Authority seeking to restrain or prohibit the consummation of the transactions contemplated by this Agreement.

     6.13 All  Proceedings to be  Satisfactory.  All corporate,  partnership (if any) and legal proceedings and all instruments in connection with the transactions contemplated by this Agreement and the other documents referred to herein shall be satisfactory in form and substance to the Bank, and the Bank shall have received all information and copies of all documents which the Bank may reasonably have requested in connection herewith, such documents where appropriate to be certified by proper corporate officials or governmental authorities.

     6.14 Fees and Expenses.  The Bank's  arrangement fee referred to in Section
4.2 and the legal fees and expenses (through the Closing Date) of the Bank's New York counsel and (if any) local or special counsel in connection with the transactions contemplated by this Agreement shall (to the extent demand for payment thereof shall have been made) have been paid in full.

     6.15 Other Agreements. The Borrower shall have delivered to the Bank copies of the Receivables Purchase Agreement, Receivables Loan Agreement, the Class B Certificate Agreements and such agreements and instruments ancillary thereto as the Bank may request, certified by the Borrower as true, correct, complete and in full force and effect.

     6.16 Borrowing Base. The Bank shall have received (i) the most recent Borrowing Base Certificate and other documentation required by Section 7.16, and

(ii) a Borrowing Base Certificate dated the date of the Loans, in each case together with such supplemental or supporting documentation as the Bank may reasonably request, showing, in each case, that the aggregate amount of Loans requested does not exceed the Borrowing Base as of August 31, 1996.

     6.17 Assignment Assets. The Bank shall have received an Assignment Asset Certificate dated the date of such Loans showing that the Book Value of the Assignment Assets is at least $10,000,000.

     6.18 Transfer of Class B Certificate. The Borrower shall have delivered to the Bank evidence satisfactory to the Bank of the irrevocable and unconditional sale to the Borrower by LTSC of the Class B Certificate in consideration of an unsecured promissory note not in excess of $10,557,005.19, which note shall be absolutely and fully subordinated to the Obligations and shall be satisfactory to the Bank in all respects.

     6.19 Borrowing Base Collateral. The terms of the Borrowing Base Collateral shall be satisfactory to the Bank.

     6.20 Troubled Loan Certificate. The Bank shall have received a Troubled Loan Certificate as of August 31, 1996 evidencing compliance with Section 8.21.

      6.21 Extraordinary Assets. The Bank shall have received an Extraordinary Asset Certificate as of August 31, 1996 evidencing compliance with Section 8.22.

     All documents and papers required by this Section 6 shall be in form and substance satisfactory to the Bank and delivered to the Bank at its Closing Office or as the Bank may otherwise direct.

     Section 6A. CONDITIONS PRECEDENT TO SUBSEQUENT LOANS

     The Bank shall not be obligated to make any Loan after the Closing Date unless, at the time of such Loan (except as hereinafter indicated) the following conditions (unless waived in writing by the Bank) have been satisfied:

     6A.1 Certain Conditions. At the time of such Loan, and immediately after giving effect thereto, (a) all deficiencies, if any, with respect to conditions precedent to any prior Loan or to the effectiveness of this Agreement shall have been corrected, (b) all of the conditions specified in Sections 6.1, 6.12, 6.13, 6.14, 6.15 and 6.19 shall be satisfied in full (with any reference in any of such Sections to Loans effected on the Closing Date to be deemed a reference to the Loans then requested), (c) each of the documents specified in Section 6.2, 6.4, 6.5, 6.6, 6.9, 6.10 or 6.18 of this Agreement shall be in full force and effect and no party thereto shall have failed to perform in any material respect any of its obligations thereunder, (d) no issuer thereof shall have rescinded or qualified any of the statements, certificates, letters, reports or opinions referred to in Section 6 hereof, and (e) there shall have been, in the Bank's opinion, no Material Adverse Change since the Closing Date in respect of the Consolidated Group or the Borrower, LTSC or LMSC.

     6A.2 Subsequent Opinions of Counsel. If reasonably requested by the Bank, the Bank shall have received from counsel referred to in Section 6.11 or other counsel satisfactory to the Bank such favorable supplemental legal opinions addressed to the Bank and dated the date of such Loan and covering such matters incidental to the transactions contemplated by this Agreement as the Bank in its reasonable judgment believes required to confirm, as of such Borrowing Date (and after giving effect to the events occurring, and the passing of time since, the Closing Date), any opinions given on the Closing Date, each of which opinions shall be in form and substance satisfactory to the Bank.

     6A.3 Officer's Certificate. (a) If requested by the Bank, the Bank shall have received a certificate of authorized officers of the Borrower certifying, as of the date of the Loan then being requested, compliance with the provisions of Section 6.1 (with the reference therein to Loans being deemed a reference to the Loans then being requested on the date of said certificate) and further to the effect that the conditions specified in Section 6A.1 are satisfied at such time.

     (b) The making of each Loan subsequent to the Closing Date shall constitute a representation and warranty by the Borrower to the Bank that, at the time of said subsequent Loan (and after giving effect thereto), (i) all representations and warranties contained herein or in the other Loan Documents or otherwise made by the Borrower in connection herewith or therewith are true and correct in all material respects with the same effect as though such representations and warranties were being made at and as of such time, (ii) no Default or Event of Default exists and (iii) the conditions specified in Section 6A.1 are satisfied at such time.

     6A.4 Borrowing Base. On the date of such Loan (and after giving effect thereto), the Bank shall have received the Borrowing Base Certificate dated the date of such Loan, together with such supplemental and supporting documentation as the Bank may reasonably request, which Borrowing Base Certificate shall show that (x) the aggregate amount of the Loans does not exceed the Borrowing Base as of the date of the most recent certificate delivered (or required to have been delivered) pursuant to Section 7.16 hereto (after giving effect to distributions made with respect thereto through the date such certificate is delivered or was required to have been delivered).

     6A.5 Assignment Assets. On the date of such Loan, (i) the Bank shall have received an Assignment Asset Certificate dated the date of such Loans, which Assignment Asset Certificate shows that the Book Value of the Assignment Assets is at least $5,000,000 as of the Current Date, and (ii) the outstanding principal amount of Loans (after giving effect to such Loan) does not exceed the Permitted Reduction Commitment.

     6A.6 Fees and Expenses. To the extent demand therefor shall have been made, all legal fees and expenses of the Bank's New York counsel and (if any) local or special counsel in connection with the transactions contemplated by this Agreement shall have been paid in full.

     All of the documents, agreements, certificates, financial statements, legal opinions, analyses, reports and other papers referred to in this Section 6A shall be in form and substance satisfactory to the Bank and shall be delivered to the Bank at its Closing Office, or at such other office as the Bank may from time to time specify to the Borrower.

      Section 7.  AFFIRMATIVE COVENANTS.

     The Borrower covenants and agrees hereby that, so long as this Agreement is in effect and until the Commitment is terminated and all of the Loans, together with interest, commissions, fees and all other obligations incurred hereunder are paid in full, it will perform, and will cause each of its Subsidiaries to perform, the obligations set forth in this Section 7.

     7.1 Financial Statements. Borrower will furnish to the Bank:

          (a) As soon as practicable and in any event within 45 days after the close of each quarter of each Fiscal Year, as at the end of and for the period commencing at the end of the previous Fiscal Year and ending with the end of such quarter, as the case may be, an unaudited consolidated balance sheet of the Consolidated Group and a consolidated statement of income and change in retained earnings of the Consolidated Group, together with a quarterly cash flow statement, such statements to be accompanied by separate balance sheets and income statements for each of LTSC and LMSC all in reasonable detail and certified by the CFO subject to normal year-end audit and adjustments and setting forth in comparative form the corresponding figures as of one year prior thereto or for the appropriate periods of the preceding fiscal year, as the case may be (which balance sheet and statements may, if the Borrower wishes, be provided on quarterly reporting Form 10-Q), each such delivery of financial statements to be accompanied by a certificate of the CFO, in form and substance satisfactory to the Bank, setting forth calculations (together with appropriate supporting information) with respect to compliance with each of Sections 8.18-8.22;

          (b) As soon as practicable and in any event within ninety (90) days after the close of each Fiscal Year, as at the end of and for the Fiscal Year just closed, a consolidated balance sheet of the Consolidated Group, and a consolidated statement of income and retained earnings of the Consolidated Group for such Fiscal Year, setting forth the corresponding figures of the previous annual audit in comparative form, all in reasonable detail and accompanied by the Auditors' opinion (without any qualification unacceptable to the Bank) that such financial statements have been prepared in accordance with GAAP consistently applied and fairly present the financial condition and results of operations of the Consolidated Group at Fiscal Year-End and for the Fiscal Year indicated, such financial statements to be accompanied by separate balance sheets and income statements for each of LTSC and LMSC, and further accompanied by a certificate of the CFO or CEO that no Event of Default or Default exists or, if in the opinion of the CFO or CEO, any Event of Default or Default exists, specifying the nature thereof and the period of existence thereof, and further accompanied by a certificate of the CFO, in form and substance satisfactory to the Bank, setting forth the calculations (together with appropriate supporting information) with respect to compliance with each of Sections 8.18-8.22;

          (c) As soon as practicable and in any event within 25 days after the end of each month, a certificate in form and substance satisfactory to the Bank signed by the CEO or the CFO stating (i) that a review of the activities of the Consolidated Group during such month has been made under their supervision with a view to determining whether the Borrower has observed, performed and fulfilled all of its obligations under this Agreement and the other Loan Documents, and (ii) that there exists no Event of Default or Default, or if any Event of Default or Default exists, specifying the nature thereof, the period of existence thereof and what action the Borrower proposes to take with respect thereto;

          (d) Promptly upon receipt thereof, copies of all detailed financial reports and management letters, if any, submitted to any member of the Consolidated Group by the Auditors, in connection with each annual or interim audit of their respective books by such Auditors;

          (e) As soon as possible and in any event (A) within 30 days after the Borrower or any of its ERISA Affiliates knows that any Termination Event described in clause (i) of the definition of Termination Event with respect to any Pension Plan has occurred or is expected to occur and (B) within 10 days after the Borrower or any of its ERISA Affiliates knows that any other Termination Event with respect to any Pension Plan has occurred or is expected to occur, a statement of the CFO describing such Termination Event and the action, if any, which the Borrower or such ERISA Affiliate proposes to take with respect thereto;

          (f) Promptly and in any event within five Business Days after receipt thereof by the Borrower or any of its ERISA Affiliates from the PBGC, copies of each notice received by the Borrower or any such ERISA Affiliate of the PBGC's intention to terminate any Pension Plan or to have a trustee appointed to administer any Pension Plan, any notice of noncompliance issued by the PBGC with respect to a proposed standard termination of a Pension Plan, and any notice issued by the PBGC with respect to a proposed distress termination of a Pension Plan;

          (g) Promptly and in any event within 30 days after the filing thereof with the Internal Revenue Service, copies of each Schedule B (Actuarial Information) to the annual report (Form 5500 Series) with respect to each Pension Plan;

          (h) Promptly and in any event within five Business Days after receipt thereof by the Borrower or any of its ERISA Affiliates from a Multiemployer

     Plan sponsor, a copy of each notice received by the Borrower or any of its ERISA Affiliates concerning (x) the imposition or amount of withdrawal liability under Subtitle E of Title IV of ERISA or (y) any determination by a Multiemployer Plan sponsor that such Multiemployer Plan is, or is expected to be, in "reorganization" (within the meaning of Section 4241 of ERISA) or "insolvent" (within the meaning of Section 4245 of ERISA), or has incurred or is expected to incur an "accumulated funding deficiency" (within the meaning of Section 302 of ERISA or Section 412 of the Code); and
          (i) With reasonable promptness, such other information respecting the business, properties, operations, prospects or condition (financial or otherwise) of the Consolidated Group or any member thereof as the Bank may from time to time reasonably request.

          7.2 Notice of Litigation. Borrower will promptly give written notice to the Bank of (i) any action or proceeding or, to the extent it may have any notice thereof, any claim which may reasonably be expected to be commenced or asserted against the Borrower or any Subsidiary, in which the amount involved is $150,000 or more, or (ii) any dispute which may exist between the Borrower or any Subsidiary and any Government Authority (including, without limitation, any audit by the IRS) or (iii) any dispute which may exist between the Borrower or any Subsidiary and any employees of the Borrower or such Subsidiary or any union representing, claiming to represent or seeking to represent any such employees, which dispute may substantially affect the normal business operations of the Consolidated Group or any member thereof, or any of their respective properties and assets.

          7.3 Payment of Charges. The Borrower will duly pay and discharge, and will cause each of its Subsidiaries to duly pay and discharge (i) all taxes, assessments and governmental charges or levies imposed upon or against it or its property or assets, or upon any property leased by it, prior to the date on which penalties attach thereto, unless and to the extent only that such taxes, assessments and governmental charges or levies are being contested in good faith and by appropriate proceedings diligently conducted and the Borrower or such Subsidiary has set aside on its books adequate reserves therefor in accordance with GAAP, and (ii) all lawful claims, whether for labor, materials, supplies, services or anything else, which might or could, if unpaid, become a lien or charge upon such property or assets, unless and to the extent only that the validity thereof is being contested in good faith and by appropriate proceedings diligently conducted, and (iii) all its trade bills when due in accordance with their original terms, including any applicable grace periods, unless and to the extent only that such trade bills are being contested in good faith and by appropriate proceedings diligently conducted.

          7.4 Insurance. The Borrower will keep, and will cause each of its Subsidiaries to keep, (i) its insurable property insured at all times with financially sound and responsible insurance carriers against loss or damage by fire and other risks, casualties and contingencies in such manner and to the extent that like properties are customarily so insured by other corporations engaged in the same or similar business similarly situated, and (ii) adequate insurance at all times with financially sound and responsible insurance carriers against liability on account of damage to persons and properties and under all applicable workmen's compensation laws, in such manner and to the extent that like properties are customarily so insured by other corporations engaged in the same or similar business similarly situated.

          7.5 Maintenance of Records. The Borrower will keep, and will cause each of its Subsidiaries to keep, at all times books of record and account in which full, true and correct entries will be made of all dealings or transactions in relation to its business and affairs, and the Borrower will provide, and will cause each of its Subsidiaries to provide, adequate protection against loss or damage to such books of record and account.

          7.6 Preservation of Corporate Existence. The Borrower will maintain and preserve its corporate existence and right to carry on its business and duly procure all necessary renewals and extensions thereof, and maintain, preserve and renew all rights, powers, privileges and franchises which in the opinion of the Board of Directors of the Borrower continue to be advantageous to it and comply in all material respects with all applicable Legal Requirements, and, in each such case, cause each of its Subsidiaries so to do. Without limiting the generality of the foregoing, the Borrower agrees to (and to cause each Subsidiary to) qualify to do business as a foreign corporation in each jurisdiction where the nature of its business and the operations conducted by it therein require it to be so qualified.

          7.7 Preservation of Assets. The Borrower will keep and will cause each of its Subsidiaries so to keep, its property in good repair, working order and condition and from time to time make all needful and proper repairs, renewals, replacements, extensions, additions, betterments and improvements thereto, so that the business carried on by it may be properly and advantageously conducted at all times in accordance with prudent business management.

          7.8 Inspection of Books and Assets. (a) Upon three Business Days' notice, the Borrower will allow any representative, officer or accountant of the Bank, during normal business hours, to visit and inspect any of its property, to examine its books of record and account, and to discuss its affairs, finances and accounts with its officers, and at such reasonable time and as often as the Bank may request and, in each such case, cause each of its Subsidiaries so to do.

          (b) Upon three Business Days' notice and the prior submission by the Bank to the Borrower of its proposed agenda therefor, the Borrower will allow any representative, officer or accountant of the Bank from time to time to discuss the Financial Statements, the other financial information from time to time delivered hereunder and the financial condition of members of the Consolidated Group (collectively, the "Financial Information") with the Auditors; provided, however, that if no Default or Event of Default then exists the Bank shall not have the right to require such discussions more than once per year. The Borrower hereby irrevocably authorizes the Auditors to discuss all of the foregoing with all such Persons. The Borrower shall have the right to have one or more of its officers present at any such discussions.

          7.9 Payment of Indebtedness. The Borrower will duly and punctually pay, or cause to be paid, the principal of and the interest on all

     Indebtedness for Borrowed Money heretofore or hereafter incurred or assumed by the Borrower or any of its Subsidiaries, or in respect of which the Borrower or any of its Subsidiaries shall otherwise be liable, when and as the same shall become due and payable, unless such Indebtedness for Borrowed Money shall be renewed or extended, and will (and will cause each Subsidiary to) faithfully observe, perform and discharge all the covenants, conditions and obligations which are imposed on the Borrower or any of its Subsidiaries by any and all indentures and other agreements securing, relating to, or evidencing such Indebtedness for Borrowed Money or pursuant to which such Indebtedness for Borrowed Money is incurred, and the Borrower will not permit (and will ensure that none of its Subsidiaries permit) any act or omission to occur or exist which is or may be declared to be a default thereunder.

          7.10 Further Assurances. The Borrower will, and will cause each of its Subsidiaries to, make, execute or endorse, and acknowledge and deliver or file, all such vouchers, invoices, notices, and certifications and additional agreements, undertakings, conveyances, transfers, assignments, or further assurances, and take any and all such other action, as the Bank may from time to time deem necessary or proper in connection with this Agreement, the obligations of the Borrower hereunder or under the Note or any of the other Loan Documents, or for the better assuring and confirming unto the Bank all or any part of the security for the Loans.

          7.11 Notice of Default. Forthwith upon any officer of the Borrower obtaining knowledge of the existence of an Event of Default, the Borrower will deliver to the Bank a certificate signed by an officer of the Borrower specifying the nature thereof, the period of existence thereof, and what action the Borrower proposes to take with respect thereto.

          7.12 Reserves. The Borrower will set up, and will cause each of its Subsidiaries to set up, on its books from its earnings, reserves for bad debt in accordance with GAAP and in an aggregate amount deemed adequate in the judgment of the Borrower and accepted by the Auditors in their annual audits.

          7.13 Arms-length Transactions. The Borrower will conduct, and cause each of its Subsidiaries to conduct, all transactions with any of its Affiliates on an arms-length basis.

          7.14 Environmental Matters. With respect to any Property for which the Borrower or any Subsidiary may be responsible, the Borrower will promptly notify the Bank (with a description in reasonable detail) of:

                    (i) the  receipt by the  Borrower or any  Subsidiary  of any material Environmental Claim;

                    (ii) the  discovery  of any  Contaminant  or Release on, in, under or emanating from any Properties or operations of the Borrower or any of its Subsidiaries liability for which might have a Material Adverse Effect;

                    (iii) (x) the material  violation of, or any condition which might result in a material violation of, any Environmental Law or
               (y) any change in any Environmental Law or in the administration or interpretation thereof, which in either case might subject any member of the Consolidated Group material Environmental Costs;

                    (iv) the  commencement  of any  judicial  or  administrative
               proceeding   or   investigation   alleging  a  violation  of  any
               Environmental Law; or

                    (v)  any  material   change  in  the   representations   and
               warranties in Section 10.12;

and the Borrower will, and will cause each of its respective Subsidiaries to, commence within 90 days after any such request, and diligently prosecute to completion, such Remedial Action as the Bank may request in respect of any of the matters addressed in such notice. As used in this Section 7.14 in relation to any Environmental Claim or any violation of Environmental Law or any change in the representations and warranties in Section 10.12 hereof, the term "material" shall mean that such Environmental Claim, violation or change (i) involves, or might reasonably be expected to involve Environmental Costs in excess of $250,000, or (ii) occurs outside the ordinary course of business, or
(iii) gives rise, or might reasonably be expected to give rise, to a Default or Event of Default, or (iv) would otherwise be of concern to a prudent lender.

     7.15 Solvency. The Borrower will continue to be Solvent and ensure that each Subsidiary will continue to be Solvent.

     7.16 Borrowing Base Certificate. The Borrower will furnish the Bank (a) within 25 days of the end of each month and, if a Default or Event of Default then exists, from time to time upon the Bank's request, a Borrowing Base Certificate as of the close of business on the last Business Day of such month (or, if a Default or Event of Default exists, as of such date specified by the Bank), (b) on or prior to the twenty-fifth (25th) day of each month (and, if a Default or Event of Default then exists, from time to time upon the Bank's request), computer print-outs as of the end of the immediately preceding month (or, if a Default or Event of Default exists, as of such date specified by the Bank) of all loans and other Receivables which support, underly or are components of the Borrowing Base Collateral, in the same form required by
Section 6.10(a) and Section 6.10(b) of the  Receivables  Purchase  Agreement and
Section 6.10(a) and Section 6.10(b) of the Receivables Loan Agreement (in the case of Borrowing Base Collateral consisting of Uncertificated Residual Rights) and by Section 3.1(b) of the Class B Servicing Agreement (in the case of Borrowing Base Collateral consisting of the Class B Certificate), in each case, without regard to any amendment of any such agreement not consented to by the Bank or any termination of any such agreement, (c) on November 8, 1996 (or such later date (if any) on or prior to November 22, 1996 requested by the Borrower pursuant to the definition of "Transition Date" in Annex I hereto), unless prior thereto the Transition Date has occurred, a Borrowing Base Certificate as of the close of business on the second Business Day prior thereto and (d) within 25 days of the end of each month, a report in form and substance satisfactory to the Bank as to the existence, aging of and payments made on the Assignment Assets.

     7.17 Extraordinary Asset Certificate. The Borrower will furnish to the Bank within 25 days after the end of each month (and, if a Default or Event of Default exists, more frequently if the Bank so requests) an Extraordinary Asset Certificate substantially in the form of Exhibit G hereto setting forth, as of close of business on the last day of such month (or, if a Default or Event of Default exists, as of such date specified by the Bank) (i) the Portfolio Amount; and (ii) all Extraordinary Loans (specifying in reasonable detail each such asset and the principal amount or, as appropriate, book value thereof).

     7.18 Notification of Account Debtors. Upon request of the Bank made at any time when a Default or Event of Default exists, promptly notify (in manner, form and substance satisfactory to the Bank) all Persons who are at any time obligated with respect to the Assignment Assets and, if any Receivables are distributed to the Bank, all Persons who are obligated thereunder, that the Bank possesses a security interest in (or assignment of the proceeds of) such Assignment Assets or Receivables (as the case may be) and that all payments in respect thereof are to be made to such account as the Bank directs.

     7.19 Troubled Loan Certificate. The Borrower will furnish to the Bank (i) within 15 days after the end of each fiscal quarter, (ii) whenever the amount calculated pursuant to clause (A) of Section 8.21 hereof exceeds 9% of the Borrower's consolidated Tangible Net Worth, within 15 days after the end of each month, and (iii) if a Default or Event of Default exists, from time to time upon the Bank's request, a Troubled Loan Certificate substantially in the form of Exhibit H hereto setting forth, as of the last day of such quarter or month, as the case may be (or, if a Default or Event of Default exists, as of such date specified by the Bank), (x) the Borrower's consolidated Tangible Net Worth and
(y) the amount of Receivables specified in Sections 8.21 (A)(i), A(ii), and A(iii), respectively, and the amount of Dealer Recourse and Dealer Reserve specified in Section 8.21(A)(iv).

     7.20 Receivable Delinquencies. The Borrower will furnish to the Bank, within 10 days after the end of each month, a report in the form of Exhibit I hereto showing delinquent Receivables.

     Section 8. NEGATIVE COVENANTS.

     The Borrower covenants and agrees that so long as this Agreement is in effect and until the Commitment is terminated and all of the Loans, together with interest, commissions, fees and all other obligations incurred hereunder, are paid in full, the Borrower will perform, and will cause each of its Subsidiaries to perform, the obligations set forth in this Section 8 (unless it shall first have procured the written consent of the Bank to do otherwise).

     8.1 Engage in Same Type of Business. The Borrower will not (i) enter into, or permit any of its Subsidiaries to enter into, any business which is substantially different from the business of the Borrower and its Subsidiaries as set forth on Schedule 10.19, or (ii) make or acquire loans other than loans of the type and as otherwise described on Schedule 10.19; provided however, that the Borrower and its Subsidiaries shall be permitted to make and acquire loans which are different from those described on Schedule 10.19 (each such loan, a "New Business Loan") so long as the aggregate outstanding principal amount of New Business Loans held by the Borrower and its Subsidiaries does not at any time exceed 25% of the Portfolio Amount.

     8.2 Liens; Springing Liens. (a) The Borrower will not contract, create, incur, assume or suffer to exist any Lien upon or with respect to, or by transfer or otherwise subject to the prior payment of any indebtedness (other than the Loans), any of the Collateral or Assignment Assets (or any proceeds of any of the foregoing) whether now owned or hereafter acquired, or permit any of its Subsidiaries so to do, other than Liens in favor of the Bank.

     (b) In the event that (1) an Event of Default exists under Section 9.1 or 9.3, (2) any other Event of Default has existed for a period of thirty consecutive days or (3) the Bank determines that a Material Adverse Change has occurred (any such event, a "Covenant Springing Lien Event"), then forthwith upon written request of the Bank the Borrower will make effective provision to cause the Obligations to be secured by a first priority, perfected security interest in all of the Assignment Assets, which Lien shall remain in effect until all Loans are repaid, all other Obligations are paid in full and the Commitment is terminated, and the Borrower shall, on demand of the Bank, execute such agreements, financing statements, mortgages and other instruments as the Bank shall reasonably request to give effect to such Lien and the perfection and priority thereof, and deliver such Environmental Audits and appraisals as the Bank shall request. In furtherance (but not in limitation) of the foregoing, the Borrower hereby grants the Bank a lien on all Assignment Assets and proceeds thereof, whether now or hereafter existing, arising or acquired and wherever located, effective upon the occurrence of a Covenant Springing Lien Event. Neither this Section 8.2(b) nor compliance herewith shall modify or waive any provision of Section 9.

     (c) If, notwithstanding the provisions of the foregoing clause (a), the Borrower creates, assumes or suffers to exist any Lien on any Assignment Asset (including any Assignment Asset which is acquired after the date hereof) the Borrower will simultaneously therewith make effective provision (including the execution of all agreements, financing statements, mortgages and other instruments reasonably required by the Bank) to cause all of the Assignment Assets to secure the Obligations equally and ratably with all other indebtedness so secured (but shall not take any steps to secure such other indebtedness equally and ratably with such Obligations), will deliver such Environmental Audits and appraisals as the Bank shall reasonably request and will promptly provide written notice thereof to the Bank and, by executing this Agreement, the Borrower hereby grants an equal and ratable lien on, and security interest in, such Assignment Assets and proceeds thereof, whether now or hereafter existing, arising or acquired and wherever located, effective upon any such other Lien existing upon any Assignment Asset. Nothing in this Section 8.2(c) shall relieve the Borrower from its obligations set forth in said Section 8.2(a), the violation of which shall be an Event of Default.

     8.3 Other Indebtedness; Prepayment of Long Term Debt. (a) The Borrower will not contract, create, incur, assume or suffer to exist any Indebtedness for Borrowed Money or permit any of its Subsidiaries so to do; except

               (i) indebtedness of the Borrower represented by the Loans;

               (ii)  indebtedness  existing on the Closing Date and indicated on
          Schedule 8.3 to this Agreement;

               (iii) trade payables incurred in the ordinary course of business; provided that such trade payables (except to the extent being contested in good faith by appropriate proceedings diligently conducted and for which appropriate reserves have been established in accordance with GAAP) are not more than 60 days past due; and

               (iv) other indebtedness incurred after the Closing Date but only if (x) no Default or Event of Default shall have occurred and is continuing on the date such indebtedness is incurred or would result therefrom and (y) had such indebtedness been incurred as of the first day of any relevant Four Quarter Period and been outstanding for that entire period, Borrower would have been in compliance with Sections 8.18 through 8.20 hereof as at such fiscal quarter end.

               (b) Borrower will not (i) amend the terms of any notes, documents, instruments or agreements related to Long Term Debt that would shorten the maturity date of any portion of principal at any time payable thereunder to a date which is earlier than the date (the "Post-Termination Date") which is 91 days after the Revolving Credit Maturity Date, or (ii) make any payment on account of the principal of or retire (by acquisition, purchase, payment, prepayment, redemption or otherwise) all or any part of any Long Term Debt, other than (a) the amounts specified in Section 10.17 with respect to the Long Term Debt so specified therein on the dates specified therein, (b) in addition to the amounts specified in clause (a) preceding and clause
          (c) following, $4,700,000 in the aggregate of Long Term Debt and (c) with the proceeds of any loan which refinances such Long Term Debt, provided that no such refinancing loan shall require that any amount of principal (other than principal to be repaid thereunder after the Post- Termination Date) be repaid sooner (or in any greater amount) than was required under the Long Term Debt which it refinances.

               8.4 Activity of the Borrower. The Borrower shall remain the primary operating company as among the Borrower, its Subsidiaries and other Affiliates and shall remain the sole primary servicer, purchaser and originator of Receivables owned, directly or indirectly, by the Borrower, any Subsidiary, or any trust, pool or similar entity created or capitalized by the Borrower, any Subsidiary or any Affiliate of the Borrower (it being understood that the Borrower shall be permitted to retain sub-servicers consistent with past practice).

               8.5 Servicing and Originating. The Borrower shall service the Receivables included in the Portfolio Amount in accordance with each agreement relating thereto to which it is a party and in accordance with customary and normal standards of practice for the prudent servicing of assets of such type.

               (b) Without the prior written consent of the Bank (such consent not to be unreasonably withheld), the Borrower will not make or permit any of its Subsidiaries to make any material change in any of its or their credit or lending policies or procedures as in effect on the date hereof.

      8.6   [intentionally deleted]

               8.7 Accounting Changes. (a) The Borrower will not make or permit any of its Subsidiaries to make any significant change in accounting treatment and reporting practices, except as permitted or required by GAAP.

               (b) The Borrower will not change its Fiscal Year or permit any of its Subsidiaries to change its Fiscal Year.

     8.8 Consolidation and Merger. The Borrower will not wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation or permit any of its Subsidiaries so to do (or agree to do any of the foregoing at any future time) except that (i) any wholly-owned Subsidiary of the Borrower may merge into the Borrower if both before and after giving effect thereto no Default or Event of Default has occurred or would result therefrom; provided that the Borrower shall at all times be the continuing corporation, and (ii) any wholly-owned Subsidiary of the Borrower may merge into any other wholly-owned Subsidiary of the Borrower (other than the Borrower); provided that unless the conditions to the release of the Pledged Shares (as defined in the Pledge Agreement) shall have been fulfilled to the Bank's satisfaction, LMSC may not merge with or into any other wholly owned Subsidiary of the Borrower. Written notice of any merger permitted by this Section 8.8, however, shall be given by the Borrower to the Bank before the effective date of such merger or within five Business Days thereafter.

     8.9 Sale of Assets. The Borrower will not convey, sell, lease or otherwise dispose of (or agree to do any of the foregoing at any future time) or permit any of its Subsidiaries so to do, (i) all or a substantial part of its property or assets or any part of such property or assets material to the conduct of its business substantially as now conducted or as conducted after the Closing Date, or (ii) any of its assets (other than equipment which is obsolete or no longer used or useful in the conduct of its business)), except in the ordinary course of business (including, without limitation, in securitization or whole loan sale transactions).

     8.10 [intentionally deleted]

     8.11 Compliance with ERISA. The Borrower will not (i) terminate, or permit any of its Subsidiaries to terminate, any Pension Plan so as to result in any material (in the opinion of the Bank) liability of the Borrower or any such Subsidiary to the PBGC, (ii) permit to exist the occurrence of any Reportable Event (as defined in Section 4043 of ERISA), or any other event or condition, which presents a material (in the opinion of the Bank) risk of such a termination by the PBGC of any Pension Plan, (iii) allow, or permit any such Subsidiary to allow, the aggregate amount of "benefit liabilities" (within the meaning of Section 4001(a)(16) of ERISA) under all Pension Plans of which the Borrower or any ERISA Affiliate is a "contributing sponsor" (within the meaning of Section 4001(a)(13) of ERISA) to exceed $100,000, (iv) allow, or permit any such Subsidiary to allow, any Plan to incur an "accumulated funding deficiency" (within the meaning of Section 302 of ERISA or Section 412 of the Code), whether or not waived, (v) engage, or permit any such Subsidiary or any Plan to engage, in any "prohibited transaction" (within the meaning of Section 406 of ERISA or Section 4975 of the Code) resulting in any material (in the opinion of the Bank and considered by itself or together with all other such liabilities of the Borrower and all ERISA Affiliates) liability to the Borrower or any ERISA Affiliate, (vi) allow, or permit any such Subsidiary to allow, any Plan to fail to comply with the applicable provisions of ERISA and the Code in any material respect, (vii) fail, or permit any such Subsidiary to fail, to make any required contribution to any Multiemployer Plan, or (viii) completely or partially withdraw, or permit any such Subsidiary to completely or partially withdraw, from a Multiemployer Plan, if such complete or partial withdrawal will result in any material (in the opinion of the Bank) withdrawal liability under Title IV of ERISA.

     8.12 Related Transactions. (a) The Borrower will not enter into any transaction with any Subsidiary or other member of the Consolidated Group or any Affiliate of any Subsidiary or other member of the Consolidated Group (or with any relative of such Affiliate) or any Person with which any officer or director of any Subsidiary or other member of the Consolidated Group has a financial interest on more favorable terms than if such Person was totally unrelated, or permit any of its Subsidiaries so to do.

     (b) The Borrower will not make, or cause any of its Subsidiaries to make, any payments, directly or indirectly, to any Subsidiary or Affiliate or any officer, director or principal stockholder of the Borrower or any Affiliate, except as permitted by Sections 8.12(a) and 8.16.

     8.13 Subsidiaries. The Borrower will not sell, assign, transfer or otherwise dispose of, or in any way part with control of, any shares of capital stock of LTSC or LMSC or any indebtedness or obligations of any character of any of its Subsidiaries, or permit LTSC or LMSC so to do with respect to any shares of capital stock of any other Subsidiary or any indebtedness or obligations of any character of the Borrower or any of its other Subsidiaries, or issue, or permit LTSC or LMSC to issue, any additional shares of capital stock.

     8.14 Borrowing Base. The Borrower will not permit the aggregate principal amount of outstanding Loans to exceed the amount of the Borrowing Base at any time.

     8.15 Investments. The Borrower will not invest in (by capital contribution or otherwise), or acquire for investment or purchase or make any commitment to purchase the obligations or stock of, any Person or permit any of its Subsidiaries so to do, if at the time of such investment (both before and after giving effect thereto) a Default or Event of Default has occurred or would have occurred had such investment been made on the last day of the most recently ended fiscal quarter. The Bank hereby acknowledges and agrees that the foregoing provisions of this Section 8.15 shall not legally prohibit the Borrower or any Subsidiary from taking any of the actions required pursuant to a binding agreement relating to a securitization or whole loan transaction of the Borrower or such Subsidiary entered into by the Borrower or such Subsidiary; however, the Borrower acknowledges that, notwithstanding the foregoing provisions of this sentence, if the Borrower or any Subsidiary takes any such action or makes any investment in violation of the first sentence of this Section 8.15, same shall nonetheless be an Event of Default for all purposes of this Agreement and the other Loan Documents.


     8.16 Dividends, Distributions and Purchases of Capital Stock. The Borrower will not declare or pay any dividends (other than dividends payable in shares of its common stock), or return any capital to its stockholders as such or authorize or make any other distribution, payment or delivery of property or cash to its stockholders as such, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for a consideration (otherwise than in exchange for, or from the proceeds of the substantially concurrent sale of, other shares of the same type of capital stock or of common stock of the Borrower), any shares of any class of its capital stock now or hereafter outstanding, or any warrants or other securities (now or hereafter outstanding) convertible into or exercisable for any equity or other securities of the Borrower or a Subsidiary, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for a consideration, any subordinated debt or make any payments on account of the principal thereof, or set aside any funds for any of the foregoing purposes;
provided, however, that the Borrower may (x) pay dividends on its common stock and (y) make payments to repurchase up to an aggregate amount of 5% of its common stock from the date hereof until the Revolving Credit Termination Date if, at the time of each such payment referred to in clause (x) and (y) above (both before and after giving effect thereto), no Default or Event of Default
(i) has occurred and is continuing or (ii) would have occurred had such dividend been paid or such repurchase payment been made (as the case may be) on the last day of the most recently ended fiscal quarter.

     8.17 Leasebacks. The Borrower will not enter into, or permit any of its Subsidiaries to enter into, any arrangement with any bank, insurance company or other lender or investor providing for the leasing to the Borrower or any of its Subsidiaries of real property (i) which at the time has been or is to be sold or transferred by the Borrower or any of its Subsidiaries to such lender or investor, or (ii) which has been or is being acquired from another person by such lender or investor or on which one or more buildings or facilities have been or are to be constructed by such lender or investor for the purpose of leasing such property to the Borrower or any such Subsidiary.


     8.18 Tangible Net Worth. The Borrower will not permit the consolidated Tangible Net Worth of the Borrower, at any time to be less than $30,000,000 plus 50% of the cumulative amount of the Borrower's consolidated positive net income (determined in accordance with GAAP) for each fiscal year commencing with the Fiscal Year ending December 31, 1996.

     8.19 Debt: Net Worth Ratio. The Borrower will not permit the ratio (expressed as a percentage) of (x) the sum of all liabilities of the Consolidated Group (including, without limitation, all Indebtedness for Money Borrowed of the Consolidated Group other than any such indebtedness consisting of recourse made available by the Borrower or any Subsidiary consistent with past practices to Persons to which the Borrower or such Subsidiary conveyed Receivables pursuant to a securitization or whole loan sale transaction) to (y) the Borrower's consolidated Tangible Net Worth at any time to be more than 300% as at the end of any fiscal quarter of the Borrower.

     8.20 Interest Coverage Ratio. (a) The Borrower will not permit the Interest Coverage Ratio of the Consolidated Group for any Four Quarter Period to be less than 1.8:1.0.

     (b) In the event that Borrower does not deliver any financial statement or certificate required to be delivered after the end of any month or fiscal quarter pursuant to Section 7.1(a), 7.1(c), 7.16 or 7.17 within 10 days after the date required therefor pursuant to said clause, the Borrower shall be deemed to be in default of Sections 8.18-8.22 (inclusive) for purposes of Section 9.3 hereof.

     8.21 Limit on Troubled Loans. The Borrower will not permit at any time the sum of (A) (i) the aggregate principal amount of Receivables which are 90 or more days past due from their Due Date in payment of any amount payable with respect thereto plus (without duplication) (ii) the aggregate principal amount of all Receivables which are on non-accrual status or which pursuant to the Servicing Standards should be on non-accrual status plus (without duplication)
(iii) the aggregate book value of all REO Properties minus (iv) the amount at such time of Dealer Recourse and Dealer Reserve in respect of any such Receivables to exceed (B) 10% of the Borrower's consolidated Tangible Net Worth at such time.

     8.22 Exposure to Extraordinary Transactions. The Borrower will not permit, at anytime, (x) the aggregate principal amount of Extraordinary Loans that the Borrower or any Subsidiary holds or services, or in respect of which any Person has recourse (contingent or otherwise) to the Borrower or any Subsidiary to exceed (y) 15% of the Portfolio Amount at such time.

     8.23 Amendments to Documents. The Borrower will not (A) amend, supplement, or otherwise modify, directly or indirectly, (i) any of its Charter Documents
(or permit LMSC to amend, supplement or otherwise modify, directly or indirectly, its Charter Documents) or (ii) any agreement or provision which subordinates any obligation to any of the Obligations or (B) amend, supplement, otherwise modify, waive, or terminate, or agree to, consent to or otherwise permit there to be (or permit LTSC, LMSC or any other Subsidiary of the Borrower to agree to consent to or otherwise permit there to be) any amendment, modification, supplement, waiver or termination of any provision of, the Receivables Purchase Agreement, the Receivables Loan agreement, the Class B

Certificate Agreements, any agreement relating to any Assignment Assets, or any agreement or other instrument relating to any of the foregoing except for, in the case of any such amendment, supplement, modification or waiver, any such amendment, modification, supplement or waiver of any agreement referred to in this clause (B) which does not and will not, directly or indirectly reduce, delay or otherwise have any adverse effect upon (and does not and will not have the direct or indirect effect of reducing, delaying or otherwise adversely affecting) any payment required in respect of the Uncertificated Residual Rights or Class B Certificate or any Assignment Asset or any other right of the Borrower or the Bank with respect to any such agreement, Uncertificated Residual Right, Class B Certificate or Assignment Asset.

          Section 9. EVENTS OF DEFAULT.

          Upon the occurrence of any of the following specified events (each an "Event of Default"):

     9.1 Principal and Interest. The Borrower shall default in the due and punctual payment of (i) any principal due on any Loan; or (ii) any interest on any Loan or in the due and punctual payment of the facility fee, arrangement fee or any other amount due hereunder; provided that failure to duly and punctually make an interest payment shall not be an Event of Default under this Section 9.1 if such interest payment is paid within five days after the date it is due and Borrower has not been late in making an interest payment on the Note more than once in the preceding 12 months; or


     9.2 Representations and Warranties. Any representation, warranty or statement made by the Borrower in any Loan Document or otherwise in writing by the Borrower in connection with any of the foregoing, or in any certificate or other statement furnished pursuant to or in connection with any of the foregoing, shall be breached or shall prove to be untrue in any material respect on the date as of which made; or

     9.3 Certain Covenants - The Borrower or any Subsidiary shall default in the due performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to Section 7.1, Section 7.11, Section 7.16,
Section 7.17, Section 7.18, Section 7.19 or Section 8; or

     9.4 Other Covenants. The Borrower or any Subsidiary shall default in the due performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to any of the provisions of this Agreement (other than those referred to in Sections 9.1, 9.2 or 9.3) and such default (if capable of cure) shall continue unremedied for a period of 30 days after the earlier of the date on which the Bank gives the Borrower notice of such default or the date an officer of the Borrower or any Subsidiary becomes aware thereof; or

     9.5 Other Obligations. (i) Any indebtedness of the Borrower or any Subsidiary in aggregate principal amount in excess of $500,000 shall be duly declared to be or shall become due and payable prior to the stated maturity thereof, or (ii) any obligation of the Borrower or any Subsidiary in respect of indebtedness in excess of $500,000 in aggregate principal amount shall not be paid as and when the same becomes due and payable including any applicable grace period, or there shall occur and be continuing any event which constitutes an event of default under any instrument, agreement or evidence of indebtedness relating to any indebtedness of the Borrower or any Subsidiary in excess of $500,000 in aggregate principal amount, the effect of which is to permit (with or without the giving of notice, the passage of time or both) the holder or holders of such instrument, agreement or evidence of indebtedness, or a trustee, agent or other representative on behalf of such holder or holders, to cause the indebtedness evidenced thereby to become due prior to its stated maturity; or


     9.6 Change of Control.  A Change of Control Event shall occur; or

     9.7 Insolvency. The Borrower or any Subsidiary shall dissolve or suspend or discontinue its business, or shall make an assignment for the benefit of creditors or a composition with creditors, shall be unable or admit in writing its inability to pay its debts as they mature, shall file a petition in bankruptcy, shall become insolvent (howsoever such insolvency may be evidenced), shall be adjudicated insolvent or bankrupt, shall petition or apply to any tribunal for the appointment of (or there shall be appointed pursuant to contract) any administrator, receiver, liquidator or trustee of or for it or any substantial part of its property or assets, shall commence any proceedings relating to it under any bankruptcy, reorganization, arrangement, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or there shall be commenced against the Borrower or any Subsidiary any such proceeding which shall remain undismissed for a period of 60 days or more, or any order, judgment or decree approving the petition in any such proceeding shall be entered; or the Borrower or any Subsidiary shall by any act or failure to act indicate its consent to, approval of or acquiescence in, any such proceeding or in the appointment of any receiver, liquidator or trustee of or for it or any substantial part of its property or assets, or shall suffer any such appointment to continue undischarged or unstayed for a period of 60 days or more; or the Borrower or any Subsidiary shall take any action for the purpose of effecting any of the foregoing; or any court of competent jurisdiction shall assume jurisdiction with respect to any such proceeding or a receiver or trustee or other officer or representative of a court or of creditors, or any court, governmental officer or agency, shall under color of legal authority, take and hold possession of any substantial part of the property or assets of the Borrower or any Subsidiary; or there shall happen or exist under the laws of any applicable jurisdiction, with respect to any member of the Consolidated Group, any event analogous to and having a substantially similar effect to any of the foregoing events; or


     9.8 Security Documents. The breach by the Borrower of any term or provision of any Security Document, which default in the judgment of the Bank is material; or any Security Document is at any time not in full force and effect; or any of the Security Documents shall fail to grant to the Bank the Lien and security interest purported to be created thereby; or

     9.9 Judgments. (a) Any final non-appealable judgment for the payment of money in excess of $500,000 shall be rendered against the Borrower or any Subsidiary; or

     (b) Final judgment for the payment of money in excess of $500,000 shall be rendered against the Borrower or any Subsidiary, and the same shall remain undischarged for a period of 30 days during which execution shall not be effectively stayed or contested in good faith; or

     9.10 Change in Management. Any two of the following individuals shall cease to be senior officers of the Borrower with an active management role: Richard Stratton, Heather Sica, James Shippee, and Ron Rabidou; or

     9.11 Environmental Problems. The Borrower or any Subsidiary incurs or (in the opinion of the Bank) is reasonably likely to incur, Environmental Costs in excess of $500,000 in the aggregate during any 18-month period; then, and in any such event, and at any time thereafter, if any Event of Default shall then be continuing the Bank may by written notice to the Borrower: (i) declare the principal of and accrued interest on the Loans to be, whereupon the same shall forthwith become, due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; and/or (ii) declare the Commitment of the Bank terminated, whereupon the Commitment of the Bank shall forthwith terminate immediately; provided that if any Event of Default described in Section 9.7 shall occur with respect to the Borrower, the result which would otherwise occur only upon the giving of written notice by the Bank to the Borrower as herein described shall occur automatically, without the giving of any such notice.

     Section 10. REPRESENTATIONS AND WARRANTIES.

     In order to induce the Bank to enter into this Agreement and to make the Loans provided for herein, the Borrower makes the following representations, covenants and warranties, both as of the date hereof and (after giving effect to the transactions contemplated hereby to occur on the Closing Date) as of the Closing Date (unless such representation, covenant or warranty is expressly made as of a specified date, in which case the same shall be made as of such date), which representations, covenants and warranties shall survive the execution and delivery of this Agreement and the other documents and instruments referred to herein:

     10.1 Status; Validity. (a) The Borrower is a duly organized and validly existing corporation in good standing under the laws of Massachusetts and has the corporate power and authority to own or hold under lease its property and assets, to transact the business in which it is engaged, to enter into and perform this Agreement and the other Loan Documents and to borrow hereunder. The Borrower is duly qualified or licensed as a foreign corporation in good standing in Vermont and in each other jurisdiction where failure to so qualify would have a Material Adverse Effect. The chief executive office of each of the Borrower, LTSC and LMSC is located in Stamford, Vermont.

     (b) LMSC is a duly organized and validly existing corporation in good standing under the laws of Delaware and has the corporate power and authority to own or hold under lease its property and assets, and to transact the business in which it is engaged, and is duly qualified or licensed as a foreign corporation in good standing in Vermont and in each other jurisdiction where failure so to qualify would have a Material Adverse Effect.

     (c) The execution, delivery and performance by the Borrower of this Agreement and the other Loan Documents and the other documents, agreements or instruments provided for therein, the consummation of the transactions contemplated thereunder and the use of the proceeds of the Loans have been duly authorized by all necessary corporate and stockholder action on the part of the Borrower and each relevant Subsidiary. This Agreement and the other Loan Documents and the other documents, agreements or instruments provided for therein are the legal, valid and binding obligations of the Borrower, enforceable in accordance with their respective terms subject, as to enforceability, to applicable bankruptcy, insolvency, reorganization and similar laws affecting the enforcement of creditors' rights generally and to general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law)
 .
     (d) The Borrower is the primary operating company as among the Borrower, its Subsidiaries and any other Affiliate of the Borrower, and is the sole primary servicer, purchaser and originator of Receivables owned, directly or indirectly, by the Borrower, any Subsidiary, any Affiliate of the Borrower or any trust or pool or similar entity created or capitalized by the Borrower, any Subsidiary or any Affiliate of the Borrower, it being understood that the Borrower shall be permitted to retain subservicers consistent with past practice.


     10.2 Compliance with Other Instruments. Neither the Borrower nor any Subsidiary is in material default under any Material Agreement to which it is a party, and neither the execution, delivery or performance of this Agreement and the other Loan Documents nor the consummation of the transactions herein or therein contemplated, nor compliance with the terms and provisions hereof or thereof, will contravene any provision of any Legal Requirement or will conflict with or will result in any breach of, any of the terms, covenants, conditions or provisions of, or constitute a default under, or, except as provided by the Security Documents, result in the creation or imposition of (or the obligation to create or impose) any Lien upon any of the property or assets of such Person pursuant to the terms of any indenture, mortgage, deed of trust or Material Agreement to which such Person is a signatory or by which such Person is bound or to which such Person may be subject or violate any provision of the Charter Documents of such Person.

     10.3 Litigation. Except as disclosed on Schedule 10.3 to this Agreement, as of the date hereof and as of the Closing Date, there are no actions, suits or proceedings pending or, to the knowledge of the Borrower, threatened, against or affecting the Borrower or any Subsidiary before any Government Authority, which, if adversely determined, would have a Material Adverse Effect on the Borrower or any Subsidiary, or on the Consolidated Group.

     10.4  Compliance  with Law.  Except for matters which could not result in a

Material Adverse Change in respect of the Borrower or any Subsidiary or the Consolidated Group (a) all business and operations of the Borrower and each Subsidiary have been and are being conducted in accordance with all applicable Legal Requirements; (b) the Borrower and each Subsidiary has obtained all permits, licenses and authorizations, or consents which are otherwise necessary, for such Person to conduct its business as it is conducted; and (c) neither the Borrower nor any Subsidiary is a party to, has been threatened with, and there are no facts existing as a basis for any governmental or other proceeding which might result in a suspension, limitation or revocation of any such permit, license or authorization.

     10.5 Capitalization of LMSC. (a) Schedule 10.5 to this Agreement is a true, correct and complete list of LMSC's authorized capital stock, the par value of same, and the number of such shares issued and outstanding. All of the shares of LMSC listed on said schedule as outstanding have been duly and validly issued, are fully paid and nonassessable, are now outstanding, are owned beneficially and of record as indicated on said schedule, and are owned free and clear of all Liens (other than Liens in favor of the Bank).

     (b) Other than as  disclosed  in the  Financial  Statements  referred to in
Section 10.11, no member of the Consolidated Group has outstanding any option, warrant, bonds, debentures or other right, put, call or commitment to issue, or any obligation or commitment to purchase any of its authorized capital stock, or any securities convertible into or exchangeable for any of its authorized capital stock.

     (c) LMSC has no (and so long as shares of LMSC are pledged to the Bank as Collateral, will not have) outstanding any option, warrant, bonds, debentures or other right, put, call or commitment to issue, or any obligation or commitment to purchase any of its authorized capital stock, or any securities convertible into or exchangeable for any of its authorized capital stock.

     10.6 Governmental Approvals. No order, permission, consent, approval, license, authorization, registration or validation of, or filing with, or exemption by, any Government Authority is required to authorize, or is required in connection with the execution, delivery and performance of this Agreement or the other Loan Documents by the Borrower or any Subsidiary, or the taking of any action hereby or thereby contemplated.

     10.7 Federal Reserve Margin Regulations; Proceeds. (a) No member of the Consolidated Group is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System). No part of the proceeds of any Loans will be used to purchase or carry any such margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock.

     (b) The proceeds of the Loans shall be used solely for the Borrower's working capital needs.

     10.8 Taxes. (a) All tax returns of any nature whatsoever, including but not limited to, all US income, payroll, stock transfer, and excise tax returns and all appropriate state and local income, sales, excise, payroll, franchise and real and personal property tax returns, and corresponding returns under the laws of any jurisdiction, which are required to be filed by the Borrower or any Subsidiary have been or will be filed by the due date or extended due date of such returns.

     (b) Except for amounts which in the aggregate do not exceed $100,000, all taxes due and payable with respect to each member of the Consolidated Group have been paid, and there are no liabilities, interest or penalties payable with respect to any taxes which remain unpaid.

     10.9 Investment Company Act. Neither the Borrower nor any Subsidiary nor the entering into of the Loan Documents nor the issuance of the Note, is subject to any of the provisions of the Investment Company Act of 1940, as amended. Neither the Borrower nor any Subsidiary is a "holding company" as defined in the Public Utility Holding Company Act of 1935, as amended, or subject to any other federal or state statute or regulation limiting its ability to incur Indebtedness for Money Borrowed.

     10.10  Properties of the Borrower.   (a) The Borrower and its  Subsidiaries
have good and marketable title to, or valid leasehold interests in, all of their material properties and assets.

     (b) The Borrower has full, valid and exclusive right, title and interest (in fee simple where applicable) to all of the following: the Class B Certificate, the Pledged Shares (as defined in the Pledge Agreement), the Assignment Assets, and (from and after the Transition Date, if the Transition Date occurs) the Uncertificated Residual Rights. The Borrower's ownership rights in and to all of the foregoing are subject to no Liens, burdens or defects.

     (c) The Receivables Purchase Agreement, Receivables Loan Agreement and the Class B Certificate Agreements are in full force and effect; there have been no amendments to, or waivers of any provisions of, any of the foregoing since the date each was originally executed except for the following amendments, true, complete and accurate copies of which have been provided to the Bank: (i) Amendment No. 1 dated as of December 18, 1995 to Receivables Purchase Agreement,
(ii) Amendment No. 1 dated as of December 18, 1995 to Receivables Loan Agreement, (iii) Amendment No. 2 dated as of September 27, 1996 to Receivables Purchase Agreement, (iv) Amendment No. 2 dated as of September 27, 1996 to Receivables Loan Agreement, and (v) Amendment No. One to Trust Agreement dated as of September, 1996 (in the form previously delivered to the Bank).

     10.11 Financial Condition. (a) The audited consolidated Financial Statements of the Consolidated Group for its Fiscal Years ended December 31, 1994 and December 31, 1995, and the financial statements for the six months ended June 30, 1995 and June 30, 1996 contained in the Borrower's quarterly report on Form 10-Q for the quarter ended June 30, 1996 have been delivered to the Bank, have been prepared in accordance with GAAP and fairly present the financial condition and the results of operations of the Consolidated Group as of the dates and for the periods covered thereby (subject, in the case of such unaudited statements, to normal year-end audit and adjustment). There are no contingent obligations, material liabilities or any material unrealized or anticipated losses from unfavorable commitments which are not disclosed in such Financial Statements.

     (b)  There  has  been  no  Material   Adverse  Change  in  respect  of  the
Consolidated Group, or any member thereof, since December 31, 1995.

     (c) At the time of, and after giving  effect to, each Loan,  the  Borrower,
(i) is Solvent, and (ii) possesses, in the opinion of the Borrower, sufficient capital to conduct the business in which it is engaged or presently proposes to engage.

     10.12 Environmental Matters. (a) The Borrower and each Subsidiary (and any predecessor in interest of any of them) has been and continues to be in material compliance with all applicable Environmental Laws;

     (b) The Borrower and each Subsidiary have obtained all material permits and approvals required under Environmental Laws, including all material environmental, health and safety permits, licenses, approvals, authorization, variances, agreements, and waivers of Government Authorities ("Environmental Permits") necessary for the conduct of its business and the operation of its facility, and all such Environmental Permits are in good standing and the Borrower and each Subsidiary is in compliance with all material terms and conditions of such Environmental Permits;

     (c) Neither the Borrower nor any Subsidiary nor any of their respective Properties or operations is subject to any outstanding written order from or agreement with any Government Authority or other Person or is subject to any judicial or docketed administrative proceeding respecting any (x) Environmental Law, (y) Remedial Action or (z) Environmental Claim or Environmental Costs;

     (d) To the Borrower's knowledge, there are no conditions or circumstances now or formerly associated with any Property or operations by the Borrower or any Subsidiary (or any predecessor in interest of any of them) which may prevent or interfere with material compliance by the Borrower or any Subsidiary with any applicable Environmental Laws or form the basis of any material Environmental Claim or give rise to any material Environmental Costs;

     (e) No Environmental Claim (including, without limitation, in respect of any alleged violation of any Environmental Laws) is pending or threatened against, or has been received by, the Borrower or any Subsidiary;

     (f) No Environmental Lien and no unrecorded Environmental Lien has attached to any Property of the Borrower or any Subsidiary and to the Borrower's knowledge, no action has been taken by any Person which could subject any such Property to any Environmental Lien;

     (g) Neither the Borrower nor any Subsidiary (nor any predecessor in interest of any of them) has transported or arranged for the transportation of any Contaminant to any location which is (i) listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (ii) listed for possible inclusion on the National Priorities List by the United States Environmental Protection Agency, or (iii) listed on any similar state list or (iv) to the Borrower's knowledge, the subject of federal, state or local enforcement actions or other investigations which may lead to Environmental Claims against the Borrower or any Subsidiary or the imposition of Environmental Costs on the Borrower or any Subsidiary; and

     (h) Except as complies with all Environmental Laws, no Property is located in, and no operations by the Borrower or any Subsidiary (or any predecessor in interest of any of them) affect, any Environmentally Sensitive Area.

     10.13 Disclosure. Neither this Agreement or any other Loan Document nor any statement, list, certificate or other document or information, or any schedules to this Agreement or any other Loan Document delivered or to be delivered to the Bank contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make statements contained herein or therein, in light of the circumstances in which they are made, not misleading.

     10.14 Compliance with ERISA. The Borrower and each ERISA Affiliate and each Plan and the trusts maintained pursuant to such plans are in compliance in all material respects with the presently applicable provisions of Sections 401 through and including 417 of the Code, and of ERISA and (i) no event which constitutes a Reportable Event as defined in Section 4043 of ERISA has occurred and is continuing with respect to any Plan which is or was covered by Title IV of ERISA, (ii) no Plan which is subject to Part 3 of Subtitle B of Title 1 of ERISA has incurred any "accumulated funding deficiency" (within the meaning of Section 302 of ERISA or Section 412 of the Code) whether or not waived, and
(iii) no written notice of liability has been received with respect to the Borrower or any Subsidiary for any "prohibited transaction" (within the meaning of Section 4975 of the Code or Section 406 of ERISA), nor has any such prohibited transaction resulting in liability to the Borrower or any ERISA Affiliate occurred.

     Neither the Borrower nor any ERISA Affiliate (i) has incurred any liability to the PBGC (or any successor thereto under ERISA), or to any trustee of a trust established under Section 4049 of ERISA, in connection with any Plan (other than liability for premiums under Section 4007 or ERISA), (ii) has incurred any withdrawal liability under Subtitle E of Title IV of ERISA in connection with any Plan which is a Multiemployer Plan, nor (iii) has contributed or has been obligated to contribute on or after September 26, 1980, to any "multiemployer plan" (within the meaning of Section 3(37) of ERISA) which is subject to Title IV of ERISA.

     The consummation of the transactions contemplated by this Agreement (i) will not give rise to any liability on behalf of the Borrower or any of its ERISA Affiliates under Title IV of ERISA to the PBGC (other than ordinary and usual PBGC premium liability), to the trustee of a trust established pursuant to
Section 4049 of ERISA, or to any Multiemployer Plan, and (ii) will not constitute a "prohibited transaction" under Section 406 of ERISA or Section 4975 of the Code.

     10.15 The Security Documents. (a) Each Security Document when delivered will grant a Lien in the properties or rights intended to be covered thereby (the "Collateral") which (i) will constitute a valid and enforceable security interest under the Uniform Commercial Code of the State (x) in which the Collateral is located and (y) by which any Security Document is governed (as applicable, the "UCC"), (ii) will be entitled to all of the rights, benefits and priorities provided by the UCC, and (iii) when such Security Documents or financing statements with respect thereto are filed and recorded as required by the UCC, will be superior and prior to the rights of all third Persons now existing or hereafter arising whether by way of mortgage, pledge, lien, security interest, encumbrance or otherwise, except for Permitted Liens. All such action as is necessary in law has been taken, or prior to the Closing Date (or, in the case of Liens to be granted subsequent to the Closing Date, prior to the date required therefor in accordance with the terms hereof) will have been taken, to establish and perfect the security interest of the Bank in the Collateral and to entitle the Bank to exercise the rights and remedies provided in each of the Security Documents and the UCC, and no filing, recording, registration or giving of notice or other action is required in connection therewith except such as has been made or given or will have been made or given prior to such date(s). All filing and other fees and all recording or other tax payable with respect to the recording of any of the Security Documents and UCC financing statements have been paid or provided for.

     10.16 The Assignment Asset s. (i) All information provided and that will be provided to the Bank with respect to the Assignment Assets and the Book Value of Assignment Assets is and will be true and correct in all respects, (ii) the Borrower has good and marketable title to each Assignment Asset set forth on
Schedule 11.1 on date hereof and will have good and marketable title to each asset which subsequently becomes an Assignment Asset, in each case free and clear of Liens; and (iii) no Assignment Asset is or will constitute "chattel paper" or an "instrument" (in each case, as defined in the UCC).

     10.17 Long Term Debt. No principal amount of any Long Term Debt is payable on or prior to the Revolving Credit Maturity Date other than:

     (a) On April 1 of each year, up to $920,000 in respect of the Borrower's 10% Notes due 2004;

     (b) On June 1 of each year, up to $878,000 in respect of Borrower's 8 7/8% Notes due 2003;

     (c) On November 1 of each year, up to $753,253 in respect of the Borrower's 10% Notes due 2002; and

     (d) regularly scheduled amortization payments in respect of the four notes (in the original principal amounts of $3,173,076.92, $3,173,076.92, $3,076,923.08 and $3,076,923.08, respectively), each dated January 9, 1995, issued by Litchfield Residual Securities Corp., a Massachusetts corporation ("LRSC"), in favor of CIG & CO. pursuant to an Indenture dated as of January 9, 1995 between LRSC and The Chase Manhattan Bank, N.A., as Trustee (true, correct and complete copies of which notes and Indenture have been delivered by the Borrower to the Bank).

     10.18 Qualification. (a) Solely by reason of (and without regard to any other activities of the Bank in any state in which Collateral is located) the entering into, performance and enforcement of this Agreement, the Note, the Security Documents and the other Loan Documents by the Bank will not constitute doing business by the Bank in Vermont or any such other state or result in any liability of the Bank for taxes or other governmental charges in any such state; and qualification by the Bank to do business in such jurisdiction is not necessary in connection with, and the failure to so qualify will not affect, the enforcement of, or exercise of any rights or remedies under, any of such documents.

     (b) No "business activity," "doing business" or similar report or notice is required to be filed by the Bank in any such jurisdiction in connection with the Loans or the transactions contemplated by this Agreement, and the failure to file any such report or notice will not affect the enforcement of, or the exercise of any rights or remedies under, this Agreement, the Security Documents or any of the other Loan Documents.

     10.19 Business of Consolidated Group. Schedule 10.19 hereto sets forth a complete and accurate description of the business of the Borrower and its Subsidiaries as of the date hereof including a full description of the types of loans made and acquired by the Borrower and its Subsidiaries.

     10.20 Dealer Recourse. Schedule 10.20 sets forth a complete and accurate description of the Borrower's policies for determining when Dealer Recourse should no longer be treated as available to the Borrower or its Subsidiaries and when the amount of Dealer Recourse which the Borrower treats as available from a Dealer should be reduced. The Borrower has treated and will treat Dealer Recourse as described in Schedule 10.20 in each statement, report and calculation furnished and which will be furnished to the Bank.

     10.21 Identity of Spread Account; Excess Servicing Assets. The "Custody Receivables Account" specified in each Borrowing Base Certificate is the "Spread Account" (as defined in each of the Receivables Purchase Agreement and the Receivables Loan Agreement). The only Persons other than the Borrower, the Bank (on and after the Transition Date) and, until the Transition Date, LMSC, with an interest in the Spread Account are the Agent and the Lender in their capacity as such under the Receivables Loan Agreement and the Agent and the Purchaser in their capacity as such under the Receivables Loan Agreement. All rights of the

Borrower (and, until the Transition Date, LMSC) to receive remittances from the Spread Account are set forth in Sections 2.06(b) and 2.06(c) of (i) the Receivables Loan Agreement and (ii) the Receivables Purchase Agreement. The rights under Sections 2.06(c)(vii) and 2.05(c)(viii) of (i) the Receivables Loan Agreement and (ii) the Receivables Purchase Agreement constitute the entirety of the "Excess Servicing Asset" specified in the Borrowing Base Certificate. No Person other than the Borrower, the Bank (on and after the Transition Date) and, prior to the Transition Date, LMSC, has any interest in the Excess Servicing Asset.

     Section 11. ASSIGNMENT ASSETS.

     11.1 Initial Assignment Assets. The Assignment Assets and the Book Value thereof on the date hereof are set forth on Schedule 11.1 hereto.

     11.2 Change Assignment Assets. No asset may be designated as an Assignment Asset after the Closing Date unless the Bank shall agree to its designation (and to the book value therefor) in writing. If the Borrower desires to have additional assets so designated as Assignment Assets, it shall so notify the Bank in writing, identifying the additional assets requested for inclusion with particularity satisfactory to the Bank, and setting forth a proposed book value for such assets, and upon request of the Bank, execute any UCC financing statements with respect to such assets as the Bank may request. The Borrower shall provide the Bank with all information requested with respect to such assets. If the Bank agrees (in its reasonable discretion) that such assets should constitute Assignment Assets and that the proposed book values are appropriate, the Bank shall so notify the Borrower and promptly thereafter send to the Borrower a revised Schedule 11.1 which includes such assets as Assignment Assets with the Book Values as have been so agreed.

     11.3 Deletion of Assignment Assets. No Assignment Asset may be redesignated as an asset which is not an Assignment Asset unless the Bank shall agree to such redesignation in writing. If the Borrower desires to so redesignate an Assignment Asset, it shall so notify the Bank, identifying such asset, requesting that such specified asset no longer be designated as an Assignment Asset and certifying the Book Value as of the date of such request of the other Assignment Assets. If no Default or Event of Default exists, and the conditions set forth in the provision to this Section 11.3 are satisfied, such asset shall be removed from Schedule 11.1 and such asset will then cease to constitute an Assignment Asset upon the Bank's sending to the Borrower a revised Schedule 11.1 giving effect to such deletion, which revised schedule the Bank agrees to send promptly following the Borrower's request therefor and the satisfaction of such conditions; provided however that (i) no such deletion shall occur if, after giving effect to such deletion, the Book Value of Assignment Assets would be less than $5,000,000; and (ii) if, as a result of such deletion, the aggregate principal amount of outstanding Loans would exceed the amount (the "Permitted Reduction Commitment") to which, pursuant to Section 2.6(b), the Bank is entitled to reduce the Commitment as a result of such deletion, it shall be a condition precedent to such deletion that the Loans be prepaid in an amount equal to the amount by which the outstanding principal amount of the Loans exceeds the Permitted Reduction Commitment.

     11.4 Notice of Payments. Within five days of any payment of principal being made on any Assignment Asset, or of the Book Value of any Assignment Asset becoming zero pursuant to the proviso to the definition of "Book Value", the Borrower shall give notice thereof to the Bank in writing.


     Section 12. MISCELLANEOUS.

     12.1 Calculations and Financial Data. Calculations hereunder (including, without limitation, calculations used in determining, or in any certificate of the Borrower reflecting, compliance by the Borrower with the provisions of this Agreement) shall be made and financial data required hereby shall be prepared both as to classification of items and as to amount in accordance with GAAP consistent with the audited Financial Statements described in Section 10.11(a); provided that for purposes of Sections 8.18 through 8.22 (inclusive) no effect shall be given to any change in GAAP from those in effect on December 31, 1995.

     12.2 Amendment and Waiver. Except as otherwise provided, no provision of any of the Loan Documents may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the Bank and the
Borrower, except that waivers of provisions relating to the Borrower's performance or non-performance of its obligations hereunder or thereunder need not be signed by the Borrower. Any such change, waiver, discharge or termination shall be effective only in the specific instance and for the specific purposes for which made or given.

     12.3 Expenses; Indemnification. (a) Whether or not the transactions hereby contemplated shall be consummated, the Borrower shall pay all reasonable out-of-pocket costs and expenses of the Bank incurred in connection with (x) the preparation, execution, delivery, administration, filing and recording of, and
(y) the amendment (including any waiver or consent) or modification of (including any amendment, waiver, consent or modification at any time requested by the Borrower, whether or not the same is finalized or executed), and enforcement of or preservation of any rights under, this Agreement and the other Loan Documents, including, without limitation, (A) the reasonable fees and expenses of Sullivan & Worcester LLP, counsel for the Bank and any special or local counsel retained by the Bank, (B) the reasonable fees and expenses of any appraisers retained by the Bank if applicable with respect to any collateral granted to the Bank after the date hereof, and (c) travel, title insurance, mortgage recording and filing costs.

     (b) The Borrower agrees to pay, and to save the Bank harmless from (x) all present and future stamp, filing and other similar taxes, fees or charges (including interest and penalties, if any), which may be payable in connection with the Loan Documents or the issuance of the Note or any modification of any of the foregoing, and (y) all finder's and broker's fees in connection with the transactions contemplated by this Agreement and the other Loan Documents.

     (c) The Borrower agrees to indemnify, pay and hold harmless the Bank, any Bank Assignee and each holder of a Note and their respective present and future officers, directors, employees and agents (collectively, the "Indemnified Parties") from and against all liability, losses, damages and expenses (including, without limitation, legal fees and expenses) arising out of, or in any way connected with, or as a result of (i) the execution and delivery of the Letter Agreement, of this Agreement and the other Loan Documents or the documents or transactions contemplated hereby and thereby or the performance by the parties hereto or thereto of their respective obligations hereunder and thereunder or relating thereto; or (ii) any claim, action, suit, investigation or proceeding (in each case, regardless of whether or not the Indemnified Party is a party thereto or target thereof) in any way relating to any Collateral, the Borrower, any Subsidiary or any Affiliate of any of the foregoing; or (iii) any actual or alleged violation by the Borrower, any Affiliate or Subsidiary (or any predecessor in interest of any of them) of any Environmental Law; provided that the Borrower shall not be liable to any Indemnified Party for any portion of such liabilities, losses, damages and expenses sustained or incurred as a direct result of the gross negligence or willful misconduct of the Bank or such Indemnified Party if such gross negligence or willful misconduct is determined to have occurred by a final and non- appealable decision of a court of competent jurisdiction. No Indemnified Party shall be entitled to any indirect or consequential damages.

     (d) All obligations provided for in this Section 12.3 and Sections 3.4, 4.1, 4.2 and 5.2 shall survive any termination of this Agreement and the Commitment, and the payment in full of the Loans.

     12.4 Benefits of Agreement; Descriptive Headings. (a) This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and assigns, and, in particular, shall inure to the benefit of the holders from time to time of the Note; provided, however, that the Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Bank and any such purported assignment or transfer shall be void. In furtherance of the foregoing, the Bank shall be entitled at any time to grant participations in or assign, sell or otherwise transfer the whole or any part of its rights and/or obligations under this Agreement, the Loan Documents or any Loan or the Note to any Person. No such participation shall relieve the Bank from its obligations hereunder and the Borrower need deal solely with the Bank with respect to waivers, modifications and consents to this Agreement, the Loan Documents or the Note. Any such participant, assignee, purchaser or transferee is referred to in this Agreement as a "Bank Assignee". The Borrower agrees that the provisions of Sections 3.4, 5.2 and 12.3 shall run to the benefit of each Bank Assignee and its participations or interests herein, and the Bank may enforce such provisions on behalf of any such Bank Assignee; provided, however, that if the Bank grants a participation in the whole or any part of its rights and/or obligations pursuant to this Section 12.4, then the amounts that the Borrower is required to pay pursuant to this Agreement (including, without limitation, additional amounts made pursuant to Section 5.2) shall not exceed the amounts that the Borrower would have been required to pay to the Bank pursuant to this Agreement had the Bank not granted such participation. The Borrower hereby further agrees that any such Bank Assignee may, to the fullest extent permitted by applicable law, exercise the right of set off with respect to such participation (and in an amount up to the amount of such participation) as fully as if such Bank Assignee were the direct creditor of the Borrower. Upon a participation, assignment, sale or transfer in accordance with the foregoing, the Borrower shall execute such documents and do such acts as the Bank may reasonably request to effect same. The Bank may furnish any information concerning the Borrower or any Subsidiary in its possession from time to time to Bank Assignees (including prospective Bank Assignees). The Bank shall notify Borrower of any participation, assignment, sale or transfer granted by it pursuant to this Section 12.4 but the Borrower's approval shall not be required for any such participation, assignment, sale or transfer. The Borrower shall not be responsible for any due diligence costs or legal expenses of such Bank Assignees in connection with their entering into such participation, assignment, sale or transfer.

     (b) The descriptive headings of the various provisions of this Agreement and the other Loan Documents are inserted for convenience of reference only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

     (c) Notwithstanding anything to the contrary contained herein or in any of the Loan Documents, unless the Bank or the Borrower otherwise request with respect to any specific exhibit, exhibits to this Agreement shall not be required to be attached to the execution or any other copy of this Agreement, and any references in this Agreement or the other Loan Documents to such exhibits as "Exhibits hereto," "Exhibits to this Agreement" or words of similar effect shall be deemed to refer to such document as executed by the parties thereto and delivered on the Closing Date.

     12.5 Notices, Requests, Demands, etc . Except as otherwise expressly provided herein, all notices, requests, demands or other communications to or upon the respective parties hereto shall be deemed to have been duly given or made when delivered (if sent by Federal Express or other similar overnight delivery service), or three Business Days after mailing (when mailed, postage prepaid, by registered or certified mail, return receipt requested), or (in the case of telex, telegraphic, telecopier or cable notice) when delivered to the telex, telegraph, telecopier or cable company, or (in the case of telex or telecopier notice sent over a telex or telecopier owned or operated by a party hereto) when sent; in each case addressed as follows, except that notices and communications to the Bank pursuant to Sections 2 and 9 shall not be effective until received by the Bank: (i) if to the Bank, at the Closing Office, and (ii) if to the Borrower, at its address specified with its signature below (Attention: President), or to such other addresses as any of the parties hereto may hereafter specify to the others in writing, provided that communications with respect to a change of address shall be deemed to be effective when actually received.

     12.6 Governing Law. THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND UNDER THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS EXECUTED WHOLLY WITHIN THE STATE OF NEW YORK (REGARDLESS OF THE PLACE WHERE THIS AGREEMENT IS EXECUTED); except (as to any other Loan Document) to the extent specifically set forth otherwise in that Loan Document.

     12.7 Counterparts; Telecopies. This Agreement and the other Loan Documents may be executed in any number of counterparts by the different parties hereto and thereto on separate counterparts, each of which when so executed and delivered shall be deemed to be an original, but all the counterparts for each such Loan Document shall together constitute one and the same instrument. Telecopied signatures hereto and to the other Loan Documents shall be of the same force and effect as an original of a manually signed copy.

     12.8 Waivers. No failure or delay on the part of the Bank in exercising any right, power or privilege under this Agreement or any other Loan Document, and no course of dealing between the Borrower or any Subsidiary and the Bank shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein expressly provided are cumulative and not exclusive of any rights or remedies which the Bank would otherwise have pursuant to such documents or at law or equity. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances or constitute a waiver of the right of the Bank to any other or further action in any circumstances without notice or demand.

     12.9 Recoveries. Any Recoveries (after deduction and payment of all expenses and costs permitted by this Agreement, the Security Documents or applicable law), shall be applied against the Loans.

     12.10 Jurisdiction. THE BORROWER HEREBY AGREES THAT ANY LEGAL ACTION OR PROCEEDING AGAINST IT WITH RESPECT TO THIS AGREEMENT, THE NOTE OR ANY OF THE OTHER LOAN DOCUMENTS OR THE DOCUMENTS DELIVERED IN CONNECTION THEREWITH MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES OF AMERICA FOR THE SOUTHERN DISTRICT OF NEW YORK AS THE BANK MAY ELECT, and, by execution and delivery hereof, the Borrower accepts and consents for itself and in respect to its property, generally and unconditionally, the jurisdiction of the aforesaid courts and agrees that such jurisdiction shall be exclusive, unless waived by the Bank in writing, with respect to any action or proceeding brought by it against the Bank and any questions relating to usury. Each of the Bank and the Borrower agrees that Sections 5-1401 and 5-1402 of the General Obligations Law of the State of New York shall apply to the Loan Documents and waives any right to stay or to dismiss any action or proceeding brought before said courts on the basis of forum non conveniens. In furtherance of the foregoing, the Borrower hereby irrevocably designates and appoints Battle Fowler LLP, 75 East 55th Street, New York, New York 10022, as agent of the Borrower to receive service of all process brought against the Borrower with respect to any such proceeding in any such court in New York, such service being hereby acknowledged by the Borrower to be effective and binding service in every respect. The Borrower hereby irrevocably consents that all process served or brought against it or its agent for service of process with respect to any such proceeding in any such court in New York shall be effective and binding service in every respect if sent by registered mail, or (if permitted by law) by Federal Express or other similar overnight delivery service, to the Borrower at its address set forth next to its signature below or to such other address as the Bank is notified of in accordance with the provisions of Section 12.5 or to its agent as aforesaid. Nothing herein shall affect the right of the Bank to serve process in any other manner permitted by law or shall limit the right of the Bank to bring proceedings against the Borrower in the courts of any other court or tribunal otherwise having jurisdiction.

     12.11 Severability. If any provision of this Agreement shall be held or deemed to be or shall, in fact, be illegal, inoperative or unenforceable, the same shall not affect any other provision or provisions herein contained or render the same invalid, inoperative or unenforceable to any extent whatever.

     12.12 Right of Set-off. In addition to any rights now or hereafter granted under applicable law or otherwise and not by way of limitation of any such rights, upon the occurrence of an Event of Default the Bank is hereby authorized at any time or from time to time, without notice to the Borrower or to any other Person, any such notice being hereby expressly waived, to set-off and to appropriate and apply any and all deposits (general or special, time or demand, provisional or final) and any other indebtedness at any time held or owing by the Bank to or for the credit or the account of the Borrower against and on account of the obligations and liabilities of the Borrower now or hereafter existing under any of the Loan Documents irrespective of whether or not any demand shall have been made thereunder and although said obligations, liabilities or claims, or any of them, shall be contingent or unmatured. The Bank, if it exercises any rights granted under this Section 12.12, shall thereafter notify the Borrower of such action; provided that the failure to give such notice shall not affect the validity of such set-off and application.

     12.13 No Third Party Beneficiaries. This Agreement is solely for the benefit of the Bank, the Borrower and their respective successors and assigns (except as otherwise expressly provided herein) and nothing contained herein shall be deemed to confer upon anyone other than the Bank, the Borrower and their respective successors and assigns any right to insist on or to enforce the performance or observance of any of the obligations contained herein. All conditions to the obligations of the Bank to effect the Loans provided for herein are imposed solely and exclusively for the benefit of the Bank and its successors and assigns and no other Person shall have standing to require satisfaction of such conditions in accordance with their terms and no other Person shall under any circumstances be deemed to be beneficiary of such conditions.

     12.14 Effectiveness. This Agreement shall become effective when and as of the date (the "Effective Date") that all of the parties hereto shall have signed a copy hereof (whether the same or different counterparts) and the Borrower shall have delivered it to the Bank at the Closing Office.

     12.15 Survival; Integration. (a) Each of the representations, warranties, terms, covenants, agreements and conditions contained in this Agreement shall specifically survive the execution and delivery of this Agreement and the other Loan Documents and the making of the Loans and shall, unless otherwise expressly provided, continue in full force and effect until the Commitment has been terminated and the Loans together with interest thereon, the Commitment commissions, the fees and compensation of the Bank, and all other sums payable hereunder or thereunder have been indefeasibly paid in full.

     (b) This Agreement, together with the other Loan Documents, comprises the complete and integrated agreement of the parties on the subject matter hereof and thereof and supersedes the Letter Agreement and all other prior agreements, written or oral, on the subject matter hereof and thereof. In the event of any direct conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control and govern; provided that the inclusion of supplemental rights or remedies in favor of the Bank in any other Loan Document shall not be deemed a conflict with this Agreement. Each Loan Document was drafted with the joint participation of the respective parties thereto and shall be construed neither against nor in favor of any party, but rather in accordance with the fair meaning thereof.

     12.16 Domicile of Loans. The Bank may make, maintain or transfer any of its Loans hereunder to, or for the account of, any branch office, subsidiary or affiliate of the Bank.

     12.17 Waiver of Jury Trial. EACH OF THE BORROWER AND THE BANK HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY AND ALL RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT, OR ANY OTHER LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF THE BORROWER OR SUBSIDIARY OR THE BANK. THISPROVISION IS A MATERIAL INDUCEMENT FOR THE BANK ENTERING INTO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective duly authorized officers as of the date first above written.

                                             LITCHFIELD FINANCIAL  CORPORATION
789 Main Road
Stamford, Vermont  05352
fax:  802/694-1552                           By /s/
                                                ------------------------------
                                             Name:  Heather A. Sica
                                             Title:    Executive Vice President


                                              BANK OF SCOTLAND
565 Fifth Avenue
New York, New York 10017
fax: 212/557-9460                             By /s/
                                                 ------------------------------
                                              Name:  Catherine M. Oniffrey
                                              Title: Vice President

                                                                  Exhibit 10.143
                                PLEDGE AGREEMENT

     PLEDGE AGREEMENT dated as of September 13, 1996 between Litchfield Financial Corporation (the "Pledgor"), and BANK OF SCOTLAND (the "Pledgee").

     WHEREAS, the Pledgor and the Pledgee are parties to a Loan Agreement (herein, as at any time amended, extended, restated, renewed or modified, the "Loan Agreement") dated as of the date hereof, pursuant to which the Bank (as defined therein) has agreed, subject to the terms and conditions set forth therein, to extend loans to the Pledgor in accordance with the terms thereof; and

     WHEREAS, it is a condition to the extension of credit by the Bank pursuant to the Loan Agreement that the Pledgor enter into this Agreement and grant to the Pledgee the security interest provided for herein;

     NOW, THEREFORE, it is agreed:

     For good and valuable consideration, the receipt of which is hereby acknowledged, as collateral security for the due and punctual payment and performance of all the Secured Obligations (as defined below), the Pledgor hereby deposits and pledges with Pledgee the shares of stock indicated on Annex 1 hereto (all such shares, together with all other shares of stock required to be deposited hereunder, the "Pledged Shares") and the certificates indicated on Annex 1 hereto under the heading "Pledged Interests" (all such certificates, together with all other securities or other instruments of any kind relating thereto or arising thereunder required to be deposited hereunder, the "Pledged Interests"; the Pledged Shares and the Pledged Interests being sometimes referred to herein as the "Pledged Securities") and hereby grants to the Pledgee a security interest in and a lien upon, and hereby assigns, transfers, pledges and sets over to the Pledgee, all of Pledgor's right, title and interest in and to the following (the "Collateral"):

     (a) the Pledged Securities;

     (b) all dividends, interest and other payments made on or in respect of the Pledged Securities;

     (c) all proceeds of the Pledged Securities and any of the other Collateral;

     (d) all other securities, money and other property required to be pledged hereunder, and all rights related thereto;

     (e) all collateral, liens and security interests securing the obligations of any issuer of any of the Pledged Securities;

     (f) all other rights of the Pledgor with respect to the foregoing Collateral. Unless otherwise specified, all terms used in this Pledge Agreement shall have the meaning specified therefor as used in the Loan Agreement. As used herein, the term "Secured Obligations" shall mean (i) all obligations of the Pledgor under this Pledge Agreement; and (ii) all obligations of the Borrower for principal, interest, fees or otherwise, incurred under or in connection with the Loan Agreement, the Note and the other Loan Documents, all other Obligations under the Loan Agreement, and all other obligations of Pledgor now or hereafter arising (including future advances) under of in connection with any of the foregoing.

     Section 1. Representations. The Pledgor represents, warrants and covenants, which representations, warranties and covenants shall survive the execution and delivery hereof, as follows:

     (a) The Pledged Securities are duly and validly issued, fully paid and non-assessable, and the Pledged Interests are the valid and binding obligations of the issuer thereof, enforceable against such issuer in accordance with their respective terms. No offsets, defenses or counterclaims by any issuer of the Pledged Interests exist against the Pledgor or any Affiliate of the Pledgor.

     (b) When deposited with the Pledgee, the Pledged Securities will be duly and validly pledged hereunder in accordance with applicable law, and the Pledgor warrants and covenants and agrees to defend the Pledgee's rights and title in and to the Pledged Securities against the claims and demands of all persons and entities.

     (c) The Pledgor is the sole legal and equitable owner of, and has good title to, all of the Pledged Securities listed on Annex 1 hereto, free and clear of all claims, security interests, mortgages, pledges, liens and other encumbrances of every nature whatsoever except in favor of the Pledgee. The Pledgor has full power, authority and legal right to pledge the Pledged Securities being pledged by the Pledgor as herein provided.

     (d) Each certificate evidencing the Pledged Shares and the Pledged Interests is issued in the name of the Pledgor as provided in Annex 1 hereto, and each such certificate has been duly executed in blank by the Pledgor or has attached thereto an instrument of transfer or assignment duly executed in blank by the Pledgor, with signatures appropriately guaranteed (if required by the Pledgee) and accompanied in each case by any required transfer tax stamps, all in form and substance satisfactory to the Pledgee.

     (e) The security interest described in this Pledge Agreement represents a valid first lien on and security interest in the Collateral superior and prior to the rights of all third persons or entities.

     (f) No filings or  recordings  (including,  without  limitation,  under the

Uniform Commercial Code) are necessary to be made in order to perfect, protect and preserve the lien on and security interest in the Collateral created by this Pledge Agreement.

     (g) The Pledgor will not (i) sell, assign, transfer or otherwise dispose of any of the Collateral, or any rights pertaining thereto, or (ii) create, or suffer to be created or to exist, any mortgage, pledge, lien, security interest, charge or encumbrance upon the Collateral or any part thereof, or upon the income or profits thereof or any other rights related thereto, other than pursuant to (or as permitted by) this Pledge Agreement, or (iii) subordinate its right to receive any payment in respect of, or any of its other rights in connection with, any Pledged Interests to that of any other Person or obligation, or (iv) directly or indirectly amend, modify, surrender, compromise, accept prepayment of, or waive any of its rights under, any of the Pledged Securities (or agree to any of the foregoing) or take any action to enforce same without the prior written consent of Pledgee. Each of LMSC, as issuer of the Pledged Shares, and LTSC, as Depositor with respect to the Class B Certificate Agreements, by its acknowledgment and consent hereto agrees that such will not be done without such consent. The Pledgor will, from time to time, promptly pay and discharge all taxes, assessments and other governmental charges, the lien of which would or might be prior or equal to the lien of this Pledge Agreement, imposed upon the Collateral or any part thereof or upon the income or profits therefrom, and also all taxes, assessments and other governmental charges imposed upon the lien or interest of the Pledgee under this Pledge Agreement or in respect of the Collateral, and at its expense will take all such other action as from time to time may be necessary or appropriate to preserve the lien of this Pledge Agreement on the Collateral as a first lien thereon.

     (h) This Pledge Agreement has been duly authorized by all necessary action (corporate or otherwise) on the part of the Pledgor and the Pledgor has obtained all consents and approvals (governmental, third party or otherwise) necessary in connection therewith, including without limitation all such consents and approvals necessary for the Pledgee to sell, assign or otherwise transfer any or all of the Pledged Securities to a third party as provided in Section 6 hereof (except to the extent that any such sale may require compliance with the Securities Act of 1933 (the "1933 Act") or comparable provisions of any applicable state securities laws). This Pledge Agreement is the Pledgor's valid and binding obligation, enforceable against the Pledgor in accordance with its terms.

     (i) The Pledged Shares now constitute and shall at all times in the future constitute 100% of the issued and outstanding shares of the issuer thereof.

     (j) The Pledgor hereby agrees to immediately, upon receipt thereof, deliver to the Pledgee all certificates representing any additional shares of stock or other equity securities of the issuer of Pledged Shares that are hereafter acquired by Pledgor and all certificates issued in respect of the Pledged Interests, each such certificate to be duly executed in blank or have attached thereto a stock power (or other appropriate transfer power, in the case of the Pledged Interests) duly signed in blank by the Pledgor.

     (k) There is no shareholders or other agreement which would affect the right or ability of the Pledgee (or any transferee of the Pledgee or any subsequent transferee) to freely transfer the Pledged Securities in accordance with the terms of this Pledge Agreement or subsequently.

     Section 2. Transfer of Shares and Interest. At any time when a Default or Event of Default exists, the Pledgee may cause all or any of the Pledged Securities to be transferred into its name or that of a nominee or nominees (to the extent that any of the Pledged Securities are not already so transferred).

     Section 3. Voting Rights and Rights to Distributions Prior to Event of Default. So long as an Event of Default shall not have occurred and be continuing, the Pledgor shall be entitled, to the extent not inconsistent with this Pledge Agreement and the Loan Agreement:

     (a) To exercise the voting power with respect to the Pledged Securities and for that purpose the Pledgee shall execute or cause to be executed from time to time (at the expense of the Pledgor) such proxies or other instruments in favor of the Pledgor or its nominee, in such form and for such purposes as shall be reasonably required by the Pledgor and as shall be specified in a written request therefor, to enable it to exercise such voting power with respect to the Pledged Securities; provided that such voting power shall not, without the Pledgee's prior written consent, be exercised by the Pledgor to (i) adversely affect the maturity, interest rate, principal amount, any other amount or timing of any distribution on account of, or any other right of the owner or Pledgee with respect to, any of the Pledged Interests, (ii) subordinate or terminate any of the Pledged Interests, (iii) commence any foreclosure action or exercise any other remedy under any of the Pledged Interests, (iv) otherwise adversely affect the interests of the Pledgee in connection with any of the Pledged Securities; or (v) in any manner that is inconsistent with the terms of the Loan Agreement or any other Loan Document;

     (b) To receive and retain for its own account any and all dividends (other than stock dividends and liquidating dividends) paid or declared on the Pledged Shares and, subject to the Pledgor's obligations under Section 2.4(b) of the Loan Agreement, distributions with respect to the Pledged Interests pursuant to the terms of the Class B Certificate Agreements as in effect on the date hereof.

     (c) To exercise any conversion, option or similar right permitted by the terms of any of the Pledged Securities (subject, however, to Section 4 hereof), but only with the prior written consent of the Pledgee.

     Section 4. Dissolution of Issuer; Stock Dividends. If, upon the dissolution or liquidation (in whole or in part) of the issuer of any of the Pledged
Securities, any sum shall be paid upon or with respect to any of the Pledged Securities, such sum shall be promptly paid over to the Pledgee, to be held by the Pledgee as collateral security for the Secured Obligations. In case any stock or similar dividend, debt security or trust or other interest shall be declared on or issued in respect of any of the Pledged Securities, or any shares of stock or other debt or equity securities or trust or other interests shall be issued upon conversion of any of the Pledged Securities (or the exercise of any option or similar right) or otherwise in respect thereof, or any shares of stock or fractions thereof shall be issued pursuant to any stock split or merger involving any of the Pledged Securities, or any distribution of capital or trust or other interests shall be made on any of the Pledged Securities, or any property shall be distributed upon or with respect to the Pledged Securities pursuant to the recapitalization or reclassification of the capital stock or other equity, trust or other instrument of the issuer of any of the Pledged Securities or the merger or reorganization thereof or otherwise (including without limitation as a result of any default by the issuer of any of the Pledged Interests and any resultant realization upon any collateral therefore), the shares or other property so distributed shall be delivered promptly to the Pledgee (accompanied, where applicable, by proper instruments of assignment and/or stock powers executed by Pledgor in accordance with the Pledgee's instructions) to be held by it as collateral security for the Secured Obligations.

     Section 5. Voting Rights and Rights to Distributions After Event of Default. If any Event of Default shall have occurred and be continuing:

     (a) the Pledgee shall thereafter be entitled (i) to exercise the voting power with respect to the Pledged Securities, (ii) to receive and retain, as collateral security for the Secured Obligations, any and all dividends, principal, interest and other payments and distributions at any time and from time to time declared or paid upon any of the Pledged Securities, and (iii) to exercise any conversion, option or similar right permitted by the terms of any of the Pledged Securities; and

     (b) any dividends, principal, interest or other payments, distributions or sums paid to the Pledgor upon or with respect to any of the Pledged Securities shall be received by the Pledgor on behalf of and in trust for the Pledgee and shall be paid over promptly to the Pledgee, to be held by the Pledgee as collateral security for the Secured Obligations.

     Section 6. Certain Rights of Pledgee After Event of Default. (a) If any Event of Default shall have occurred and be continuing, the Pledgee may exercise all rights of a secured party under the Uniform Commercial Code and, without obligation to resort to other security, may at any time and from time to time:

     (i) sell, resell, assign and deliver, in its discretion, all or any of the Pledged Securities, in one or more parcels at the same or different times, and all right, title and interest, claim and demand therein and right of redemption thereof, on any securities exchange on which the Pledged Securities or any of them may then be listed, or at public or private sale, for cash, upon credit or for future delivery, and at such price or prices and on such terms as the Pledgee may determine, the Pledgor hereby agreeing that, upon such sale, any and all equity or right of redemption of the Pledgor shall be automatically waived and released without any further action on the part of the Pledgor, and in connection therewith the Pledgee may grant options, all without either demand, advertisement or notice (except as required by law), all of which (to the extent permitted by law) are hereby expressly waived. In the event of any such sale, the Pledgee shall give the Pledgor ten days prior written notice of its intention to sell except that, if the Pledgee shall determine, in its reasonable discretion, that any of the Pledged Securities threatens to decline speedily in value, any such sale may be made upon three days' prior written notice to the Pledgor. Upon each such sale, the Pledgee may purchase all or any of the Pledged

Securities being sold, free from any equity or right of redemption, which, upon each such sale, shall be waived and released. Any such sale or other disposition shall be made in a commercially reasonable manner. The proceeds of each such sale shall be applied as provided in Section 7 hereof, and the Pledgor will continue to be liable for any deficiency with respect to any of the Secured Obligations remaining unpaid. The balance, if any, remaining after indefeasible cash payment in full of the Secured Obligations shall be paid over to the Pledgor or its designee. For the purposes of this Section 6, an agreement to sell any or all the Pledged Securities entered into after the applicable notice period specified above shall be treated as a sale thereof, and the Pledgee shall be entitled to carry out such sale pursuant to such agreement and the Pledgor shall not be entitled to the return of any of the Pledged Securities subject thereto notwithstanding the fact that after the Pledgee shall have entered into any such agreement the Pledgor or another Affiliate of Pledgor shall have tendered payment in full of the Secured Obligations; and

     (ii) appropriate and apply all money held as part of the Collateral to the Secured Obligations.

     (b) Pledgor recognizes that, by reason of certain prohibitions contained in the 1933 Act and applicable state securities laws, the Pledgee may be compelled, with respect to any sale of all or any part of the Collateral, to limit purchasers to those who will agree, among other things, to acquire the Collateral for their own account, for investment and not with a view to the distribution or resale thereof. Pledgor acknowledges that any such private sale may be at prices and on terms less favorable to the Pledgee than those obtainable through a public sale without such restrictions, and, notwithstanding such circumstances, agrees that any such private sale shall be deemed to have been made in a commercially reasonable manner and that the Pledgee shall have no obligation to engage in public sales and no obligation to delay the sale of any Collateral for the period of time necessary to permit the respective issuer thereof to register it for public sale.

     Section 7. Distribution of Proceeds. Except as otherwise provided herein, all money that the Pledgee shall receive, in accordance with the provisions hereof, whether by sale of the Pledged Securities or otherwise, shall be applied in the following manner: First, to the payment of all costs and expenses incurred in connection with the administration and enforcement of, or the preservation of any rights under, this Pledge Agreement or any of the reasonable expenses and disbursements of the Pledgee (including without limitation the fees and disbursements of its counsel and agents); and Second, to the payment of the Secured Obligations in such order as the Pledgee may determine.

     Section 8. Cumulative Remedies; Standard of Care. The rights, powers and remedies (collectively, the "Rights") provided herein in favor of the Pledgee shall not be deemed exclusive, but shall be cumulative, and shall be in addition to all other Rights in favor of the Pledgee existing at law or in equity, including (without limitation) all of the Rights available to a secured party under the provisions of the Uniform Commercial Code as adopted in any appropriate jurisdiction. The Pledgee shall exercise the same care and diligence in holding the Pledged Securities that the Pledgee would devote to the custody of securities and certificates owned by the Pledgee.

     Section 9. Sale of Pledged Securities. If any Event of Default shall have occurred, the Pledgee shall have the right, for and in the name, place and stead of the Pledgor, to execute endorsements, assignments or other instruments of conveyance or transfer with respect to all or any of the Pledged Securities and the other Collateral.

     Section 10. Delay; Amendment. No delay on the part of the Pledgee in exercising any of its rights, or partial or single exercise thereof, shall constitute a waiver thereof. No provision of this Pledge Agreement shall be waived, amended, supplemented or otherwise modified except by a written instrument executed by the Pledgor and the Pledgee.

     Section 11. Survival of Obligations. The obligations of the Pledgor hereunder shall remain in full force and effect without regard to, and shall not be impaired by: (a) any bankruptcy, insolvency, reorganization, arrangement, readjustment, composition, liquidation or the like of the Pledgor or any issuer of the Pledged Securities; (b) any exercise or non-exercise, or any waiver, by the Pledgee of any Right under or in respect of the Secured Obligations or any security for any of the Secured Obligations (other than this Pledge Agreement); or (c) any amendment to or modification of the Loan Agreement, the Note, the Loan Documents, the Secured Obligations or any security for any of the Secured Obligations (other than this Pledge Agreement), whether or not the Pledgor shall have notice or knowledge of any of the foregoing.

     Section 12. Return of Pledged Securities. After the indefeasible cash payment in full of all of the Secured Obligations, the Pledgor (except to the extent otherwise contemplated by this Pledge Agreement) shall be entitled to the return of all of the Pledged Securities and of all Collateral which have not been used or applied toward the payment in full of the Secured Obligations, without representation or warranty of any kind by the Pledgee.

     (b) The Pledged  Shares shall cease to constitute  Collateral  hereunder if
(i) (x) the Transition Date shall have occurred on or prior to November 8, 1996 or such later date, if any, on or prior to November 22, 1996 requested by Pledgor pursuant to the definition of "Transition Date" in Annex I to the Loan Agreement, and (y) no Default or Event of Default shall exist on such date; or
(ii) on November 22, 1996 (x) the outstanding principal amount of the Loans does not exceed the Borrowing Base determined solely on the basis of the Security Value of the Class B Certificate and (y) no Default or Event of Default exists. In the event that the Pledged Shares cease to constitute Collateral hereunder pursuant to the immediately preceding sentence, the Pledgee shall within a reasonable time after such cessation and following receipt of a written request from Pledgor, return the Pledged Shares to the Pledgor, without representation or warranty of any kind by the Pledgee.

     Section 13. Assignment. This Pledge Agreement is binding upon the Pledgor, the Pledgee and their respective executors, administrators, successors and assigns and shall inure to the benefit of the Pledgee and its successors and assigns. The Pledgor may not assign its rights or obligations hereunder without the prior written consent of the Pledgee.

     Section 14. Governing Law. THIS PLEDGE AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND BE GOVERNED BY THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS EXECUTED WHOLLY WITHIN THE STATE OF NEW YORK (REGARDLESS OF THE PLACE WHERE THIS PLEDGE AGREEMENT IS EXECUTED).

     Section 15. Further Assurances. The Pledgor hereby agrees, at its own expense, to execute and deliver, from time to time, any and all further, or other, instruments, and to perform such acts, as the Pledgee may reasonably request to effect the purposes of this Pledge Agreement and to secure to the Pledgee the benefits of all rights, authorities and remedies conferred upon the Pledgee by the terms of this Pledge Agreement. In the event that at any time hereafter, due to any change in circumstances, including without limitation, any change in any applicable law, or any decision hereafter made by a court construing any applicable law, it is, in the opinion of counsel for the Pledgee, necessary or desirable to file or record this Pledge Agreement or any financing statement or other instrument or document respecting this Pledge Agreement or the pledge made hereunder, the Pledgor agrees to pay all fees, costs and expenses of such recording or filing and to execute and deliver any instruments that may be necessary or appropriate to make such filing or recording effective. The Pledgee shall have the right to file any such financing statements without the signature of the Pledgor to the extent permitted by applicable law.

     Section 16. Attorney-in-Fact. The Pledgee is hereby appointed the attorney-in-fact of the Pledgor for the purpose of carrying out the provisions hereof and taking any action and executing any instruments which the Pledgee may deem necessary or advisable to accomplish the purposes hereof, which appointment as attorney-in-fact is irrevocable and coupled with an interest. Without limiting the generality of the foregoing, if any Event of Default shall have occurred, the Pledgee shall have the right and power to receive, endorse and collect all checks made payable to the order of the Pledgor representing any distribution in respect of the Pledged Securities or the other Collateral or any part thereof and to give full discharge for the same.

     Section 17. Severability. Any provision of this Pledge Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provisions in any other jurisdiction.

     Section 18. Indemnification. (a) The Pledgor agrees to indemnify the Pledgee from and against any and all claims, damages, losses, liabilities and expenses arising out of or in connection with or resulting from this Pledge Agreement (including without limitation, enforcement of this Pledge Agreement), unless and to the extent that such claims, damages, losses, liabilities or expenses are attributable to the Pledgee's gross negligence or willful misconduct as determined by a final, non-appealable judgment of a court of competent jurisdiction.

     (b) The Pledgor will upon demand promptly pay to the Pledgee the amount of any and all costs and expenses incurred in connection with the preparation, administration and enforcement of, or the preservation of any rights under, this Pledge Agreement and the reasonable expenses and disbursements of the Pledgee (including without limitation the fees and disbursements of its counsel and agents).

     (c) The foregoing provisions of this Section 18 are in furtherance and not in limitation of Pledgor's obligations under Section 12.3 of the Loan Agreement.

     Section 19. Waiver of Jury Trial. EACH OF THE PLEDGEE AND THE PLEDGOR HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY AND ALL RIGHTS EITHER MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS PLEDGE AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF THE PLEDGEE, THE PLEDGOR, ANY OTHER PLEDGOR, OR THE BORROWER. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE PLEDGEE ENTERING INTO THIS PLEDGE AGREEMENT, THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS.

     Section 20. Notices; Headings. (a) Any notice or demand upon the Pledgor under this Pledge Agreement shall be deemed to have been sufficiently given or served for all purposes hereof when mailed, postage prepaid, by registered or certified mail, return receipt requested, or when telegraphed, telecopied or telexed or delivered by hand (or by Federal Express or similar courier service), to the Pledgor at its address set forth below or at such other address as the Pledgor may designate in a writing mailed, delivered, telegraphed, telecopied or telexed to the Pledgee, provided that in the case where the Pledgee is required to give only three days' notice of a proposed sale of the Collateral such notice if delivered by mail shall not be deemed given until delivered. All notices to the Pledgee provided for herein shall be deemed to have been given when delivered by mail or by hand, or telegraphed, telecopied or telexed, to the Pledgee at its address set forth below or at such other address as the Pledgee may designate in a writing mailed, delivered, telegraphed, telecopied or telexed to the Pledgor.

     (b) The descriptive headings of the various provisions of this Pledge Agreement are inserted for convenience of reference only and shall not affect the meaning or construction of any of the provisions of this Pledge Agreement.

     (c) As used in this Pledge Agreement, "written," "writing" and variations thereof shall refer to any form of written communication or a communication by means of telex, telecopier, telegraph or cable.

     Section 21. Jurisdiction. The Pledgor hereby agrees that any legal action or proceeding against the Pledgor with respect to this Pledge Agreement or the other documents contemplated hereby or referred to herein may be brought in any court in the State of New York or of the United States of America for the

Southern District of New York, as the Pledgee may elect, and by execution and delivery of this Pledge Agreement the Pledgor generally and unconditionally accepts for itself and in respect to its property, generally and unconditionally, the jurisdiction of the aforesaid courts. The Pledgor waives any right to stay or to dismiss any action or proceeding brought before any of said courts on the basis of forum non conveniens. Pledgor agrees that process against the Pledgor in any such action or proceeding may be served against the Pledgor by registered or certified mail sent to the Pledgor at its address set forth below (or such other address as Pledgee is notified of pursuant to Section 20 hereof), or to Pledgor's agent for service of process as set forth in Section
12.10 of the Loan Agreement, any and each such service being hereby acknowledged by the Pledgor as being effective and binding service in every respect. Nothing herein shall affect the right of the Pledgee to serve process in any other manner permitted by applicable law or shall limit the right of the Pledgee to bring actions and proceedings against the Pledgor in the courts of any other jurisdiction.

     Section 22. Counterparts; Joint and Several Obligations. (a) This Pledge Agreement may be executed in any number of counterparts, and by the different parties hereto on the same or separate counterparts, each of which shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Telecopied signatures hereto shall be of the same force and effect as an original of a manually signed copy.

     (b) If there is more than one Pledgor signing this Pledge Agreement, the obligations of the Pledgors hereunder are joint and several.

     IN WITNESS WHEREOF, the Pledgor and the Pledgee have duly executed and delivered this Pledge Agreement as of the date first above written.

789 Main Road                              LITCHFIELD FINANCIAL
Stamford, Vermont 05352                    CORPORATION, Pledgor
Telecopier No:  802-694-1552
                                           By/s/
                                             --------------------------------
                                           Name:  Heather A. Sica
                                           Title: Executive Vice President



565 Fifth Avenue                          BANK OF SCOTLAND, Pledgee
New York, New York  10017
Telecopier No:  212-682-5720
                                          By /s/
                                             -------------------------------
                                          Name:  Catherine M. Oniffrey
                                          Title: Vice President

Acknowledged and Consented to:

Litchfield Timeshare Securities Corporation 1995-1

By
  ----------------------------------
  Name:  Heather A. Sica
  Title:    Executive Vice President


Litchfield Mortgage Securities Corporation 1994

By
  ---------------------------------
  Name:  Heather A. Sica
  Title:

                                                                    Annex 1 to
                                                              Pledge Agreement


                               Pledged Securities

                                Pledged Shares
                                                      No. of
Pledgor               Issuer                Class     Shares      Cert. No.
----------            -----------           ------    ------      --------
Litchfield            Litchfield            common    100              2
Financial             Mortgage
Corporation           Securities
                      Corporation
                      1994

                            [Borrower to complete]

                              Pledged Interests
                                                       Original
                                        Name of        Certificate
Pledgor               Issuer            Security       Balance        Cert. No.
----------            ----------       ----------      -----------    --------

Litchfield            Litchfield        Class B        $6,719,499.88      B-3
Financial             Timeshare         Certificate
Corporation           Trust 1995-1

Litchfield            Litchfield        Class B        $2,181,992.30      B1-3
Financial             Timeshare         Certificate
Corporation           Trust 1995-1


                            [Borrower to complete]

                                                                  Exhibit 10.144

                               SECURITY AGREEMENT


     SECURITY  AGREEMENT,  dated as of September  13, 1996,  between  Litchfield
Financial   Corporation,   a   corporation   incorporated   under  the  laws  of
Massachusetts (the "Debtor"), and the Bank of Scotland (the "Secured Party");

                              W I T N E S S E T H :

     WHEREAS, the Debtor and the Secured Party are parties to a Loan Agreement (herein, as at any time amended, extended, restated, renewed or modified, the "Loan Agreement") dated as of the date hereof, pursuant to which the Bank (as defined therein) has agreed, subject to the terms and conditions set forth therein, to extend loans to the Debtor in accordance with the terms thereof; and

     WHEREAS, it is a condition to the extension of credit by the Bank pursuant to the Loan Agreement that the Debtor enter into this Agreement and grant to the Secured Party the security interest provided for herein;

     NOW, THEREFORE, FOR VALUE RECEIVED, IT IS AGREED:

     Section 1. Terms. Unless otherwise defined herein, capitalized terms used in this Agreement shall have the meaning specified therefor in the Loan Agreement. As used herein the following terms shall have the meanings specified and shall include in the singular number the plural and in the plural number the singular:

     "Assignment Asset Agreement" shall mean any agreement relating to any Assignment Asset.

     "Class B Certificateholder" means the Debtor in its capacity as the registered holder of the Class B Certificate.

     "Class B Rights" has the meaning specified therefor in clause (i) of the definition of Collateral.

     "Collateral" means all of the Debtor's right, title and interest in and under or arising out of each and all of the following:

     All of the following wherever located, whether now owned or existing or hereafter arising or acquired:

(i) all of the Debtor's present and future rights under the Trust Agreement, as amended, supplemented, restated or otherwise modified from time to time, which arise from Debtor's status as a Class B Certificateholder thereunder (herein sometimes referred to as the "Class B Rights"), including, without limitation, all such rights evidenced by the Class B Certificate and all rights under Sections 8.1 and 4.3 of the Trust Agreement (and any comparable sections in any amendment, supplement, restatement or other modification of the Trust Agreement), including without limitation Section 4.3(a)(x) and (xi), Section 4.3(b)(ix), (x), (xi) and (xii), Section 4.3(c)
     (viii), (ix), (x) and (xi) and Section 4.3(d) thereof, together with

          (a) all claims, rights, powers or privileges and remedies of the Debtor relating thereto or arising in connection with any of the foregoing including, without limitation, all rights of the Debtor in its capacity as a Class B Certificateholder to make determinations, to exercise any election (including, but not limited to, election of remedies) or option or to give or receive any notice, consent, waiver or approval, together with full power and authority to demand, receive, enforce, collect or receipt for any of the foregoing or any property which is the subject of the Class B Rights, to enforce or execute any checks, or other instruments or orders, to file any claims and to take any other action in connection with any of the foregoing,

          (b) all liens, security, guaranties, endorsements, warranties and indemnities and all insurance and claims for insurance relating thereto or arising in connection therewith to which Debtor has right, title or interest as a Class B Certificateholder,

          (c) all other rights to property to which Debtor has right, title or interest as a Class B Certificateholder,

          (d) all writings relating to the Class B Rights or arising in connection therewith including without limitation, all notes, contracts, security agreements, guaranties, chattel paper and other evidence of indebtedness or security, all powers-of-attorney, all books, records, ledger cards and invoices, all credit information, reports or memorandums and all evidence of filings or registrations relating thereto, in each case to which Debtor has right, title or interest as a Class B Certificateholder, and all property from time to time described in any financing statement (UCC-1) signed by the Debtor naming the Secured Party as secured party;

               (e) all accounts, contract rights, general intangibles and other property rights of any nature whatsoever arising out of or in connection with the foregoing, including without limitation, interest, payments and other distributions thereon and rights to interest, payments and other distributions due and to become due, whether as repayments, reimbursements, contractual obligations, indemnities, damages or otherwise; and

(ii) all proceeds of, and other payments made on and rights to amounts payable in respect of, each and every Assignment Asset, and all other proceeds of each and every Assignment Asset; and

     (iii) all additions, accessions, replacements, substitutions or improvements and all products and proceeds including, without limitation, proceeds of insurance, of any and all of the Collateral described in clauses (i) or (ii) above.


     "Secured Obligations" means the principal of, and interest on, the Loans and the Note, all Obligations under the Loan Agreement and all other obligations of the Debtor, now existing or hereafter arising (including future advances) under this Agreement, the Loan Agreement, the other Loan Documents and any other document executed by Debtor in connection with any of the foregoing.

     Section 2. Security Interests. As security for the payment and performance of all Secured Obligations the Debtor does hereby grant and assign to the Secured Party a continuing security interest in all of the Collateral, whether now owned or existing or hereafter arising or acquired and wherever located.

     Section 3. General Representations, Warranties and Covenants. The Debtor represents, warrants and covenants, which representations, warranties and covenants shall survive execution and delivery of this Agreement, as follows:

     (a) This Agreement is made with full recourse to the Debtor and pursuant to and upon all the warranties, representations, covenants, and agreements on the part of the Debtor contained herein, in the Loan Agreement and otherwise made in writing in connection herewith or therewith.

     (b) Except for the security interest of the Secured Party therein, the Debtor is, and as to Collateral acquired from time to time after the date hereof the Debtor will be, the owner of all the Collateral free from any lien, security interest, encumbrance or other right, title or interest of any Person, and the Debtor shall defend the Collateral against all claims and demands of all Persons at any time claiming the same or any interest therein adverse to the Secured Party.

     (c) There is no financing statement (or similar statement or instrument of registration under the law of any jurisdiction) now on file or registered in any public office covering any interest of any kind in the Collateral, or intended so to be, which has not been terminated or released by the secured party named therein and so long as the Loan Agreement remains in effect or any of the Secured Obligations of the Debtor remain unpaid, the Debtor will not execute and there will not be on file in any public office any financing statement (or similar statement or instrument of registration under the law of any jurisdiction) or statements relating to the Collateral, except financing statements filed or to be filed in respect of and covering the security interest of the Secured Party hereby granted and provided for and except with respect to Permitted Liens.

     (d) The chief executive office and chief place of business of the Debtor is located at the address of the Debtor listed on the signature page hereof, and the Debtor will not move its chief executive office and chief place of business except to such new location as the Debtor may establish in accordance with the last sentence of this Section 3(d). The originals of all Class B Certificate Agreements and all documents (as well as all duplicates thereof) evidencing all accounts and all other contract rights and other property of the Debtor and the only original books of account and records of the Debtor relating thereto are, and will continue to be, kept at such chief executive office or at such new location as the Debtor may establish in accordance with the last sentence of this Section 3(d). The Debtor shall establish no such new location until (i) it shall have given to the Secured Party not less than 45 days' prior written notice of its intention so to do, clearly describing such new location and providing such other information in connection therewith as the Secured Party may reasonably request, and (ii) with respect to such new location, it shall have taken such action, satisfactory to the Secured Party (including, without limitation, all action required by Section 7 hereof), to maintain the security interest of the Secured Party in the Collateral intended to be granted at all times fully perfected and in full force and effect.

     (e) The name of the Debtor is as set forth on the signature page hereto and the Debtor shall not change such name, conduct its business in any other name or take title to the Collateral in any other name while this Agreement remains in effect. The Debtor has never had any name, or conducted business under any name in any jurisdiction, other than its name set forth on the signature page hereto, during the past six years other than as set forth in Schedule 1 annexed hereto.

     (f) The Debtor hereby assigns to the Secured Party all of Debtor's right, title and interest in and to any and all moneys which may become due and payable with respect to the Collateral under any policy insuring the Collateral, including return of unearned premium, and, subject to the Loan Agreement, directs any such insurance company to make payment directly to the Secured Party; and authorizes the Secured Party to apply such moneys in payment on account of the indebtedness secured hereby, whether or not due, or toward replacement of the Collateral and to remit any surplus to the Debtor subject however to the terms of the Loan Agreement.

     (g) The Debtor will not use the Collateral in violation of any statute or ordinance or applicable insurance policy and will promptly pay all taxes and assessments levied against the Collateral.

     (h) The Debtor will not sell, transfer, change the registration, if any, dispose of, attempt to dispose of, or abandon the Collateral or any material part thereof without the prior written consent of the Secured Party.

     (i) The Debtor will not assert against the Secured Party any claim or defense which the Debtor may have against any seller of the Collateral or any part thereof or against any other Person with respect to the Collateral or any part thereof.

     (j) The Debtor will indemnify and hold the Secured Party harmless from and against any loss, liability, damage, costs and expenses whatsoever arising from the Debtor's use, operation, ownership or possession of the Collateral or any part thereof.

     (k) The Debtor will not enter into any agreement that is inconsistent with the Debtor's obligations under this Agreement, without the prior written consent of the Secured Party.

     Section 4. Special Provisions Concerning Class B Certificate Agreements and Assignment Asset Agreements. The Debtor represents, warrants and agrees as follows:

     (a) The Debtor will faithfully abide by, perform and discharge each and every obligation, covenant and agreement to be performed by the Debtor under the Class B Certificate Agreements and Assignment Assets Agreements.

     (b) At the request of the Secured Party, and at the sole cost and expense of the Debtor, the Debtor will enforce or secure the performance of each and every obligation, covenant, condition and agreement contained in the Class B Certificate Agreements and Assignment Assets Agreements to be performed by the other parties thereto.

     (c) The Debtor will not modify (and will not permit any Subsidiary to), amend or agree to vary any of the Class B Certificate Agreements or Assignment Asset Agreements in any material respect or otherwise act (or permit any Subsidiary to act) in a manner likely (directly or indirectly) to entitle any party thereto to claim that the Debtor (or any Subsidiary) is in default under the terms thereof or to claim a defense to payment of, or right of set-off against, the Debtor or any Subsidiary of Debtor.

     (d) Without the prior written consent of the Secured Party, the Debtor will not (and will not permit any Subsidiary to) waive or in any manner release or discharge any party to any Class B Certificate Agreement or any Assignment Asset Agreement from any of the material obligations, covenants, conditions and agreements to be performed by it under such Class B Certificate Agreement or any Assignment Asset Agreement including, without limitation, the obligation to make all payments in the manner, at the time, in the amounts and at the places specified.

     (e) Unless an Event of Default shall have occurred and the Secured Party otherwise instructs, the Debtor will (and will cause each applicable Subsidiary to) appear in and defend every action or proceeding arising under, growing out of or in any manner connected with any Class B Certificate Agreement or any Assignment Asset Agreement or the obligations, duties or liabilities of the Debtor (or any Subsidiary) and any assignee thereunder.

     (f) Upon the request of the Secured Party, the Debtor will send to the Secured Party copies of all notices, documents and other papers furnished or received by it with respect to any of the Class B Certificate Agreements or Assignment Asset Agreements.

     (g) The Debtor represents and warrants to the Secured Party that each Class B Certificate represents the interests in and to the Trust Estate created by the Trust Agreement that such Certificate purports to evidence and that upon delivery thereof to the Bank, the Bank will have all rights arising therefrom as are set forth in the Trust Agreement. No portion of the Collateral consists of the GP Interest (as defined in the Trust Agreement) or any part thereof.

     Section 5. Special Provisions Concerning Assignment Assets. (a) As of the time when any asset becomes an Assignment Asset, the Debtor shall be deemed to have warranted as to each such Assignment Asset that: such Assignment Asset and all papers and documents relating thereto are genuine and in all respects what they purport to be; all information provided to the Secured Party with respect to the Book Value thereof is true and accurate and calculated in accordance with Debtor's customary procedures; such asset was not designated as an Assignment Asset pursuant to any adverse selection process; no such asset was or would qualify as a non-qualifying asset under any securitization or similar program of Debtor or its Subsidiaries; and all papers and documents relating thereto:

          (i) were signed by the obligor named therein (or such obligor's duly authorized agent) and are otherwise binding on the obligor;

          (ii) represent the genuine, legal, valid and binding obligation of the obligor evidencing indebtedness unpaid and owed by such obligor;

          (iii) evidence true and undisputed obligations enforceable in accordance with their respective terms and not subject to the fulfillment of any contract or condition whatsoever or to any defenses, set-offs or counterclaims, or stamp or other taxes; and

          (iv) are in compliance and will conform with all applicable federal, state and local laws (including applicable usury laws) and applicable laws of any relevant foreign jurisdiction.

          (b) The Debtor will keep and maintain at the Debtor's own cost and expense satisfactory and complete records of the Assignment Assets, including, but not limited to, records of all payments received, and the Debtor will make the same available to the Secured Party, at the Debtor's own cost and expense, at any and all reasonable times upon demand of the Secured Party. The Debtor shall, at the Debtor's own cost and expense, deliver copies of all Assignment Asset Agreements (including, without limitation, all documents evidencing the Assignment Assets) and such books and records to the Secured Party or to its representatives upon its request. If the Secured Party shall so request, the Debtor shall legend, in form and manner satisfactory to the Secured Party, the Assignment Assets and other books, records and documents of the Debtor evidencing or pertaining to the Assignment Assets with an appropriate reference to the fact that the proceeds thereof have been assigned to the Secured Party and that the Secured Party has a security interest therein, and that Debtor and its Subsidiaries are prohibited from granting a security interest or other lien on or with respect to such assets to any other Person.

          (c) The Debtor will not rescind or cancel any indebtedness evidenced by any Assignment Asset or modify any term thereof or make any adjustment with respect thereto, or extend or renew the same, or compromise or settle any dispute, claim, suit or legal proceeding relating thereto, or sell any Assignment Asset or interest therein, without the prior written consent of the Secured Party.

          (d) The Debtor will duly fulfill all obligations on its part to be fulfilled under or in connection with the Assignment Assets and will do nothing to impair the rights of the Secured Party in the proceeds thereof.

          (e) The Debtor shall endeavor to collect or cause to be collected from the obligor of each Assignment Asset, as and when due (including, without limitation, Assignment Assets which are delinquent, such Assignment Assets to be collected in accordance with generally accepted lawful collection procedures) any and all amounts owing under or on account of such Assignment Asset. The costs and expenses (including attorney's fees) of collection, whether incurred by the Debtor or the Secured Party, shall be borne by the Debtor.

          (f) If any Assignment Asset becomes evidenced by an instrument or chattel paper (in each case, as defined in the UCC), the Debtor will notify the Secured Party thereof, and upon request by the Secured Party legend such instrument or chattel paper to the effect that the Secured Party has a security interest in the proceeds thereof and that the pledge or transfer of such instrument or chattel paper to any other Person is prohibited.

          (g) Upon request of the Secured Party, the Debtor shall promptly notify (in manner, form and substance satisfactory to the Secured Party) all Persons who are at any time obligated under any Assignment Assets that the Secured Party possesses a security interest in the proceeds of such Assignment Asset and that all payments in respect thereof are to be made to such account as the Secured Party directs.

          Section 6. Right to Distributions After Event of Default. In addition to any other rights and remedies now or hereafter granted under applicable law or elsewhere in this Agreement or the other Loan Documents and not by way of limitation of any such rights and remedies, if an Event of Default shall have occurred and be continuing, all principal, interest, other payments, distributions and other sums paid to Debtor upon, with respect to, arising out of or consisting of the Collateral shall be received by Debtor on behalf of and in trust for the Secured Party and shall be paid over promptly to the Secured Party, to be held as collateral security for the Secured Obligations.

          Section 7. Special Provisions Concerning Remedies and Sale. In addition to any rights and remedies now or hereafter granted under applicable law and not by way of limitation of any such rights and remedies, upon the occurrence of an Event of Default the Secured Party shall have all of the rights and remedies of a secured party under the Uniform Commercial Code as enacted in any applicable jurisdiction in addition to the rights and remedies provided herein, in the Loan Agreement and in any other agreement executed in connection with the Loan Agreement whereby the Debtor has granted any lien to the Secured Party. Without in any way limiting the foregoing, upon the giving of notice to the Debtor of Secured Party's intent to pursue any one or all of the following or any other remedies:

          (a) The Secured Party shall have all of the rights and remedies of a secured party under the Uniform Commercial Code as enacted in any applicable jurisdiction in addition to the rights and remedies provided herein, in the Loan Agreement and any other document whereby the Debtor has granted any Lien to the Secured Party. The Secured Party shall have the right, without further notice to, or assent by, the Debtor, in the name of the Debtor or in the name of the Secured Party or otherwise:

          (i)  to  ask  for,  demand,  collect,   receive,   compound  and  give
     acquittance for the Collateral or any part thereof;

          (ii) to extend the time of payment of, compromise or settle for cash, credit or otherwise, and upon any terms and conditions, any of the Collateral;

          (iii) to endorse the name of the Debtor on any checks, drafts or other orders or instruments for the payment of moneys payable to the Debtor which shall be issued in respect of any Account;

          (iv) to file any claims, commence, maintain or discontinue any actions, suits or other proceedings deemed by the Secured Party necessary or advisable for the purpose of collecting or enforcing payment of any Collateral;

          (v) to make test verifications of the Collateral or any portion thereof;

          (vi) to notify any or all account debtors or other obligor under any or all of the Collateral to make payment thereof directly to the Secured Party for the account of the Secured Party and to require the Debtor to forthwith give similar notice to the account debtors;

          (vii) to require the Debtor forthwith to account for and transmit to the Secured Party in the same form as received all proceeds (other than physical property) of collection of Collateral received by the Debtor and, until so transmitted, to hold the same in trust for the Secured Party and not commingle such proceeds with any other funds of the Debtor;

          (viii) to take possession of any or all of the Collateral and, for that purpose, to enter, with the aid and assistance of any Person or Persons and with or without legal process, any premises where the Collateral, or any part thereof, are, or may be, placed or assembled, and to remove any of such Collateral;

          (ix) to execute any instrument and do all other things necessary and proper to protect and preserve and realize upon the Collateral and the other rights contemplated hereby;

          (x) upon notice to such effect, to require the Debtor to deliver, at the Debtor's expense, any or all Collateral to the Secured Party at a place designated by the Secured Party and after delivery thereof the Debtor shall have no further claim to or interest in the Collateral; and

          (xi) without obligation to resort to other security, at any time and from time to time, to sell, re-sell, assign and deliver all or any of the Collateral, in one or more parcels at the same or different times, and all right, title and interest, claim and demand therein and right of redemption thereof, at public or private sale, for cash, upon credit or for future delivery, and at such price or prices and on such terms as the Secured
     Party may determine, with the amounts realized from any such sale to be applied to the Secured Obligations in the manner determined by the Secured Party.

          The Debtor hereby agrees that all of the foregoing may be effected without demand, advertisement or notice (except as otherwise provided herein or as may be required by law), all of which (except as otherwise provided) are hereby expressly waived, to the extent permitted by law. The Secured Party shall not be obligated to do any of the acts hereinabove authorized, but in the event that the Secured Party elects to do any such act, the Secured Party shall not be responsible to the Debtor except for its gross negligence or willful misconduct.

          (b) The Secured Party may take legal proceedings for the appointment of a receiver or receivers (to which the Secured Party shall be entitled as a matter of right) to take possession of the Collateral pending the sale thereof pursuant either to the powers of sale granted by this Agreement or to a judgment, order or decree made in any judicial proceeding for the foreclosure or involving the enforcement of this Agreement. If, after the exercise of any or all of such rights and remedies, any of the Secured Obligations shall remain unpaid, the Debtor shall remain liable for any deficiency. After termination of this Agreement and the Loan Agreement and the indefeasible payment in full of the Secured Obligations, any proceeds of the Collateral received or held by the Secured Party shall be turned over to the Debtor and the Collateral shall be reassigned to the Debtor by the Secured Party without recourse to the Secured Party and without any representations, warranties or agreements of any kind.

          (c) Upon any sale of any of the Collateral, whether made under the power of sale hereby given or under judgment, order or decree in any judicial proceeding for the foreclosure or involving the enforcement of this Agreement:

          (i) the Secured Party may bid for and purchase the property being sold, and upon compliance with the terms of sale may hold, retain and possess and dispose of such property in its own absolute right without further accountability, and may, in paying the purchase money therefor, deliver the Note or claims for interest thereon and any other instruments evidencing the Secured Obligations or agree to the satisfaction of all or a portion of the Secured Obligations in lieu of cash in payment of the amount which shall be payable thereon, and the Note and such instruments, in case the amounts so payable thereon shall be less than the amount due thereon, shall be returned to the Secured Party after being appropriately stamped to show partial payment;

          (ii) the Secured Party may make and deliver to the purchaser or purchasers a good and sufficient deed, bill of sale and instrument of assignment and transfer of the property sold;

          (iii) the Secured Party is hereby irrevocably appointed the true and lawful attorney-in-fact of the Debtor in its name and stead, to make all necessary deeds, bills of sale and instruments of assignment and transfer of the property thus sold and for such other purposes as are necessary or desirable to effectuate the provisions (including, without limitation, this Section 7) of this Agreement, and for that purpose it may execute and deliver all necessary deeds, bills of sale and instruments of assignment and transfer, and may substitute one or more Persons with like power, the Debtor hereby ratifying and confirming all that its said attorney, or such substitute or substitutes, shall lawfully do by virtue hereof; but if so requested by the Secured Party or by any purchaser, the Debtor shall ratify and confirm any such sale or transfer by executing and delivering to the Secured Party or to such purchaser all property, deeds, bills of sale, instruments or assignment and transfer and releases as may be designated in any such request;

          (iv) all right, title, interest, claim and demand whatsoever, either at law or in equity or otherwise, of the Debtor of, in and to the property so sold shall be divested; such sale shall be a perpetual bar both at law and in equity against the Debtor, its successors and assigns, and against any and all Persons claiming or who may claim the property sold or any part thereof from, through or under the Debtor, its successors or assigns;

          (v) the receipt of the Secured Party or of the officer thereof making such sale shall be a sufficient discharge to the purchaser or purchasers at such sale for his or their purchase money, and such purchaser or purchasers, and his or their assigns or personal representatives, shall not, after paying such purchase money and receiving such receipt of the Secured Party or of such officer therefor, be obliged to see to the application of such purchase money or be in any way answerable for any loss, misapplication or nonapplication thereof; and

          (vi) to the extent that it may lawfully do so, and subject to any legal requirement that the Secured Party act in a commercially reasonable manner, the Debtor agrees that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any appraisement, valuation, stay, extension or redemption laws, or any law permitting it to direct the order in which the Collateral or any part thereof shall be sold, now or at any time hereafter in force, which may delay, prevent or otherwise affect the performance or enforcement of this Agreement, the Loan Agreement, the Note, the Loan Documents, or any other agreement executed in connection with the Loan Agreement whereby the Debtor has granted any Lien to the Secured Party, and the Debtor hereby expressly waives all benefit or advantage of any such laws and covenants that it will not hinder, delay or impede the execution of any power granted or delegated to the Secured Party in this Agreement, but will suffer and permit the execution of every such power as though no such laws were in force. In the event of any sale of Collateral pursuant to this Section, the Secured Party shall, at least 10 days before such sale, give the Debtor written, telegraphic or telex notice of its intention to sell, except that, if the Secured Party shall determine in its sole discretion that any of the Collateral threatens to decline speedily in value, any such sale may be made upon 3 days' written, telegraphic or telex notice to the Debtor.

          Section 8. Application of Moneys. (a) Except as otherwise provided herein or in the Loan Agreement, all moneys which the Secured Party shall receive, in accordance with the provisions hereof, shall be applied (to the extent thereof) in the following manner: First, to the payment of all costs and expenses incurred in connection with the administration and enforcement of, or the preservation of any rights under, this Agreement or any of the reasonable expenses and disbursements of the Secured Party (including, without limitation, the fees and disbursements of its counsel and agents); Second, to the payment of all Secured Obligations arising out of the Loan Agreement and the Note and, if not therein provided, in such order as the Secured Party may determine; and Third, to the payment of all other Secured Obligations in such order as the Secured Party may determine.

          (b) If after applying any amounts which the Secured Party has received in respect of the Collateral any of the Secured Obligations remain unpaid, the Debtor shall continue to be liable for any deficiency, together with interest.

          Section 9. Financing Statements; Documentary Stamp Taxes. (a) The Debtor will, at its own expense, make, execute, endorse, acknowledge, file and/or deliver to the Secured Party from time to time such lists, schedules, confirmatory assignments, conveyances, financing statements, transfer endorsements, powers of attorney, certificates, reports and other assurances or instruments and take such further steps relating to the Collateral and other property or rights covered by the security interest hereby granted, which the Secured Party deems appropriate or advisable to perfect, preserve or protect its security interest in the Collateral. The Debtor hereby constitutes the Secured Party its attorney-in-fact to execute and file in the name and on behalf of the Debtor such additional financing statements as the Secured Party may request, such acts of such attorney being hereby ratified and confirmed; such power, being coupled with an interest, is irrevocable until the Secured Obligations are paid in full. Further, to the extent permitted by applicable law, the Debtor authorizes the Secured Party to file any such financing statements without the signature of the Debtor. The Debtor will pay all applicable filing fees and related expenses in connection with any such financing statements.

          (b) The Debtor agrees to procure, pay for, affix to any and all documents and cancel any documentary tax stamps required by and in accordance with, applicable law and the Debtor will indemnify and hold the Secured Party harmless against any liability (including interest and penalties) in respect of such documentary stamp taxes.

          Section 10. Fees and Expenses, etc. Any and all fees, costs and expenses of whatever kind or nature, including but not limited to the reasonable attorneys' fees and legal expenses incurred by the Secured Party in connection with this Agreement, the filing or recording of any documents (including all taxes in connection therewith) in public offices, the payment or discharge of any taxes, counsel fees, maintenance fees, fees and other costs relating to the encumbrances or otherwise protecting, maintaining, preserving the Collateral, or in defending or prosecuting any actions or proceedings arising out of or related to the Collateral, shall be borne and paid by the Debtor on demand by the Secured Party and until so paid shall be added to the principal amount of the Secured Obligations and shall bear interest at the highest pre-maturity fluctuating rate provided for in the Loan Agreement for the Loans. In addition, the Debtor will pay, and indemnify and hold the Secured Party harmless from and against, any and all liabilities, obligations, losses, damages penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever with respect to the Collateral, including (without limitation) claims of patent or trademark infringement and any claim of unfair competition or anti-trust violation.

          Section 11. Miscellaneous. (a) Any notice or demand upon the Debtor shall be deemed to have been sufficiently given or served for all purposes thereof when mailed, postage prepaid, by registered or certified mail, return receipt requested, or when telegraphed, telecopied, telexed or sent by messenger or by Federal Express (or similar overnight express or courier service), to the Debtor at its address set forth below or at such other address as the Debtor may designate in a writing delivered to the Secured Party, provided that in the case where the Secured Party is required to give only three days' notice of a proposed sale of the Collateral such notice shall not be deemed given until delivered to the chief executive office of the Debtor provided for herein. All notices to the Secured Party shall be deemed to have been given when delivered by mail, telegraph, telecopy, telex, messenger or Federal Express (or similar overnight express or courier service) to the Secured Party at its address set forth below or at such other address as the Secured Party may designate in a writing delivered to the Debtor.

     (b) No delay on the part of the Secured Party in exercising any of its rights, remedies, powers and privileges hereunder or partial or single exercise thereof, shall constitute a waiver thereof. None of the terms and conditions of this Agreement may be changed, waived, modified or varied in any manner whatsoever unless in writing duly signed by the Debtor and the Secured Party. No notice to or demand on the Debtor in any case shall entitle the Debtor to any other or further notice or demand in similar or other circumstances or constitute a waiver of any of the rights of the Secured Party to any other or further action in any circumstances without notice or demand.

     (c) The obligations of the Debtor hereunder shall remain in full force and effect without regard to, and shall not be impaired by, (i) any bankruptcy, insolvency, reorganization, arrangement, readjustment, composition, liquidation or the like of the Debtor; (ii) any exercise or non-exercise, or any waiver of, any right, remedy, power or privilege under or in respect of the Loan Agreement, the Note, this Agreement, the other Loan Documents, any other agreement executed in connection with the Loan Agreement whereby the Debtor has granted any Lien to the Secured Party or any other agreement executed in connection with any of the foregoing, the Secured Obligations or any security for any of the Secured Obligations; or (iii) any amendment to or modification of any of the foregoing; whether or not the Debtor shall have notice or knowledge of any of the foregoing. The rights and remedies of the Secured Party herein provided are cumulative and not exclusive of any rights or remedies which the Secured Party would otherwise have.

     (d) This Agreement shall be binding upon the Debtor and its successors and assigns and shall inure to the benefit of the Secured Party and its successors and assigns, except that the Debtor may not transfer or assign any of its obligations, rights or interest hereunder without the prior written consent of the Secured Party and any such purported assignment by the Debtor shall be void. All agreements, representations and warranties made herein shall survive the execution and delivery of this Agreement.

     (e) The descriptive headings of the several sections of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Agreement.

     (f) Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     (g) All rights, remedies and powers provided by this Agreement may be exercised only to the extent that the exercise thereof does not violate any applicable provision of law, and the provisions hereof are intended to be subject to all applicable mandatory provisions of law that may be controlling and to be limited to the extent necessary so that they will not render this

Agreement invalid, unenforceable in whole or in part or not entitled to be recorded, registered or filed under the provisions of any applicable law.

     (h) This Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and be governed by the laws of the State of New York except to the extent that matters of title, or creation, perfection and priority of the security interests created hereby, or procedural issues of foreclosure are required to be governed by the laws of the state in which the Collateral, or part thereof, is located.

     (i) It is expressly agreed, anything herein, in the Loan Documents or in any other agreement or instrument executed in connection with the Loans to the contrary notwithstanding, that the Debtor shall remain liable to perform all of the obligations, if any, assumed by it with respect to the Collateral and the Secured Party shall not have any obligations or liabilities with respect to any Collateral by reason of or arising out of this Agreement, nor shall the Secured Party be required or obligated in any manner to perform or fulfill any of the obligations of the Debtor under or pursuant to any or in respect of any Collateral.

     (j) This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which counterparts taken together shall be deemed to constitute one and the same instrument.

     (k) EACH OF THE SECURED PARTY AND THE DEBTOR HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY AND ALL RIGHTS EITHER MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF THE BANKS, THE SECURED PARTY OR THE DEBTOR. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE SECURED PARTY ENTERING INTO THIS AGREEMENT AND FOR THE BANKS AND THE SECURED PARTY ENTERING INTO THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their duly authorized officers as of the date first above written.

789 Main Road                            LITCHFIELD FINANCIAL
Stamford, Vermont 05352                  CORPORATION, Pledgor
Telecopier No:  802-694-1552
                                         By/s/
                                           --------------------------------
                                         Name:  Heather A. Sica
                                         Title: Executive Vice President

565 Fifth Avenue                         BANK OF SCOTLAND, Pledgee
New York, New York  10017
Telecopier No:  212-682-5720
                                         By/s/
                                           --------------------------------
                                         Name:  Catherine M. Oniffrey
                                         Title:     Vice President

                                                                    Schedule 1



            OTHER NAMES UNDER WHICH DEBTOR HAS CONDUCTED BUSINESS


                                    None

                                                                  Exhibit 10.145

                                 AMENDMENT NO. 1
                          Dated as of December 18, 1995
                                       to
                         Receivables Purchase Agreement
                         Dated as of September 29, 1995

     THIS AMENDMENT NO. 1 dated as of December 18, 1995 ("Amendment") is entered into by and among LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994, a Delaware corporation (the "Seller"), LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield"), HOLLAND LIMITED SECURITIZATION, INC., a Delaware corporation ("HLS") and INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL MARKETS, INC., as agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the "Agreement" referred to below.

                              PRELIMINARY STATEMENT

     A. The Seller, Litchfield, HLS and the Agent are parties to that certain Receivables Purchase Agreement dated as of September 29, 1995 (as amended from time to time prior to the date hereof, the "Agreement"), pursuant to which the HLS has agreed to purchase certain assets and to make certain other financial accommodations to the Seller.

     B. The Seller, Litchfield, HLS and the Agent have agreed to amend the Agreement on the terms and subject to the conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises set forth above, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Seller, Litchfield, HLS and the Agent agree as follows:

     SECTION 1. Amendment of the Agreement. Effective as of the date first above written, subject to the fulfillment of the conditions precedent set forth in
Section 2 below, the Agreement is hereby amended as follows:

     1.1. The defined term "Purchase Limit" contained in Section 1.01 of the Agreement is amended to delete the amount $50,000,000 set forth therein and to substitute $75,000,000 therefor.

     SECTION 2. Conditions Precedent. This Amendment shall become effective and shall be deemed effective as of date first above written upon the satisfaction of the following conditions precedent: (a) no event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; and

(b) the Agent shall have received (i) five (5) copies of this Amendment duly executed by the Seller, Litchfield, HLS and the Agent and (ii) written confirmation from each of S&P and Fitch that this Amendment will not adversely affect the rating of the commercial paper notes issued by HLS to fund its acquisition of "Purchased Assets" (as defined in the Agreement) from the Seller;

     SECTION 3. Representations and Warranties of the Seller and Litchfield.

     3.1 Each of the Seller and Litchfield hereby represents and warrants that this Amendment constitutes a legal, valid and binding obligation of the such Person enforceable against it in accordance with its terms.

     3.2 Upon the effectiveness of this Amendment, each of the Seller and Litchfield reaffirms all covenants, representations and warranties made in the Agreement by such Person to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

     SECTION 4. Reference to and Effect on the Agreement.

     4.1. Upon the effectiveness of this Amendment, each reference in the Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Agreement as amended hereby, and each reference to the Agreement in any other document, instrument or agreement executed and/or delivered in reference to the Agreement as amended hereby.

     4.2. Except as specifically amended hereby, the Agreement and other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

     4.3. The execution,  delivery and effectiveness of this Amendment shall not
(a) operate as a waiver of any right, power or remedy of the Agent or the Seller under the Agreement or any other document, instrument or agreement executed in connection therewith, (b) constitute a waiver of any provision contained therein, nor (c) be deemed to be a consent to any other or further actions or occurrences, except as specifically set forth herein.

     SECTION 5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

     SECTION 6. Paragraph Headings. The paragraph headings contained in this Amendment are and shall be without substance, meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     SECTION 7. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                    LITCHFIELD MORTGAGE SECURITIES
                                    CORPORATION 1994


                                    By_________________________________
                                      Title:



                                    LITCHFIELD FINANCIAL CORPORATION

                                    By_________________________________
                                      Title:



                                    INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL
                                    MARKETS, INC.

                                    By_________________________________
                                      Title:


                                    HOLLAND LIMITED SECURITIZATION, INC.

                                    By    Internationale Nederlanden (U.S.)
                                          Capital Markets, Inc., as
                                          attorney-in-fact

                                    By_________________________________
                                      Title:

                                                               Exhibit 10.146

                                 AMENDMENT NO. 1
                          Dated as of December 18, 1995
                                       to
                     Receivables Loan and Security Agreement
                         Dated as of September 29, 1995


     THIS AMENDMENT NO. 1 dated as of December 18, 1995 ("Amendment") is entered into by and among LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994, a Delaware corporation (the "Borrower"), LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield"), HOLLAND LIMITED SECURITIZATION, INC., a Delaware corporation ("HLS") and INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL MARKETS, INC., as agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the "Agreement" referred to below.

                              PRELIMINARY STATEMENT

     A. The Borrower, Litchfield, HLS and the Agent are parties to that certain Receivables Loan and Security Agreement dated as of September 29, 1995 (as amended from time to time prior to the date hereof, the "Agreement"), pursuant to which the HLS has agreed to make certain loans and other financial accommodations to the Borrower.

     B. The Borrower, Litchfield, HLS and the Agent have agreed to amend the Agreement on the terms and subject to the conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises set forth above, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, Litchfield, HLS and the Agent agree as follows:

     SECTION 1. Amendment of the Agreement. Effective as of the date first above written, subject to the fulfillment of the conditions precedent set forth in
Section 2 below, the Agreement is hereby amended as follows:

     1.1. The defined term "Borrowing Limit" contained in Section 1.01 of the Agreement is amended to delete the amount $50,000,000 set forth therein and to substitute $75,000,000 therefor.

     SECTION 2. Conditions Precedent. This Amendment shall become effective and shall be deemed effective as of date first above written upon the satisfaction of the following conditions precedent: (a) no event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; and
(b) the Agent shall have received (i) five (5) copies of this Amendment duly executed by the Borrower, Litchfield, HLS and the Agent and (ii) written confirmation from each of S&P and Fitch that this Amendment will not adversely affect the rating of the commercial paper notes issued by HLS to fund "Loans" secured by interests in "Pledged Assets" (as such quoted terms are defined in the Agreement) to the Borrower;

     SECTION 3. Representations and Warranties of the Borrower and Litchfield.

3.1 Each of the Borrower and Litchfield hereby represents and warrants that this Amendment constitutes a legal, valid and binding obligation of the such Person enforceable against it in accordance with its terms.

     3.2 Upon the effectiveness of this Amendment, each of the Borrower and Litchfield reaffirms all covenants, representations and warranties made in the Agreement by such Person to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

     SECTION 4. Reference to and Effect on the Agreement.

            4.1. Upon the effectiveness of this Amendment, each reference in the Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Agreement as amended hereby, and each reference to the Agreement in any other document, instrument or agreement executed and/or delivered in reference to the Agreement as amended hereby.

     4.2. Except as specifically amended hereby, the Agreement and other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

     4.3. The execution,  delivery and effectiveness of this Amendment shall not
(a) operate as a waiver of any right, power or remedy of the Agent or the Borrower under the Agreement or any other document, instrument or agreement executed in connection therewith, (b) constitute a waiver of any provision contained therein, nor (c) be deemed to be a consent to any other or further actions or occurrences, except as specifically set forth herein.

     SECTION 5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

     SECTION 6. Paragraph Headings. The paragraph headings contained in this Amendment are and shall be without substance, meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     SECTION 7. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.
                                    LITCHFIELD MORTGAGE SECURITIES
                                             CORPORATION 1994

                                    By_________________________________
                                      Title:


                                    LITCHFIELD FINANCIAL CORPORATION

                                    By_________________________________
                                      Title:



                                    INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL
                                    MARKETS, INC.

                                    By_________________________________
                                      Title:


                                    HOLLAND LIMITED SECURITIZATION, INC.

                                    By    Internationale Nederlanden (U.S.)
                                          Capital Markets, Inc., as
                                          attorney-in-fact

                                    By_________________________________
                                      Title:

                                                                  Exhibit 10.147

                                 AMENDMENT NO. 2
                         Dated as of September 27, 1996

                                       to

                         Receivables Purchase Agreement
                         Dated as of September 29, 1995


     THIS AMENDMENT NO. 2 dated as of September 27, 1996 ("Amendment") is entered into by and among LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994, a Delaware corporation (the "Seller"), LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield"), HOLLAND LIMITED SECURITIZATION, INC., a Delaware corporation ("HLS") and INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL MARKETS, INC., as agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the "Agreement" referred to below.

                              PRELIMINARY STATEMENT

     A. The Seller, Litchfield, HLS and the Agent are parties to that certain Receivables Purchase Agreement dated as of September 29, 1995 (as amended from time to time prior to the date hereof, the "Agreement"), pursuant to which the HLS has agreed to purchase certain assets and to make other financial accommodations to the Seller.

     B. The Seller, Litchfield, HLS and the Agent have agreed to amend the Agreement on the terms and subject to the conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises set forth above, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Seller, Litchfield, HLS and the Agent agree as follows:

     SECTION 1. Amendment of the Agreement. Effective as of the date first above written, subject to the fulfillment of the conditions precedent set forth in
Section 2 below, the Agreement is hereby amended as follows:

     1.1. The defined term "Aggregate Originator Concentration Limit" contained in Section 1.01 of the Agreement is amended to delete "10%" from clause (a)(i) thereof and to substitute "25%" therefor.

     1.2. The defined term "Minimum Overcollateralization Percentage" contained in Section 1.01 of the Agreement is amended to delete "nineteen percent (19%)%" from clause (i) thereof and to substitute "seventeen percent (17%)" therefor.

     1.3. The defined term "Originator Purchase Overcollateralization Amount" contained in Section 1.01 of the Agreement is amended to delete such term in its entirety and to substitute the following therefor:

     "Originator Purchase Overcollateralization Amount" means, at any time, the remainder of (a) the quotient of (i) the aggregate Stated Principal Balance of Approved Acquired Receivables which constitute Purchased Receivables, divided by
(ii) 1.20 minus (b) the lesser of (i) the product of (A) the aggregate Stated Principal Balance of Approved Acquired Receivables which constitute Purchased Receivables multiplied by (B) 83.33% and (ii) the product of (A) the aggregate Stated Principal Balance of Approved Acquired Receivables which constitute Purchased Receivables multiplied by (B) 89% multiplied by (C) a fraction, (x) the numerator of which is the aggregate purchase price paid by the Originator for such Approved Acquired Receivables which constitute Purchased Receivables and (y) the denominator of which is the aggregate Stated Principal Balance of such Approved Acquired Receivables at the time the Originator purchased such Approved Acquired Receivables.

     1.4. The defined term "Purchase Limit" contained in Section 1.01 of the Agreement is amended to delete the amount "$75,000,000" set forth therein and to substitute "$100,000,000" therefor.

     1.5. The defined term "Required Overcollateralization Percentage" contained in Section 1.01 of the Agreement is amended to delete "twenty-five percent (25%)" from clause (i) thereof and to substitute "twenty percent (20%)" therefor.

     1.6. Section 1.01 of the Agreement is amended to add the following terms "Originator Note" and "Required Amount" to such Section in proper alphabetical order:

     "Originator Note" means a promissory note made by the Originator in favor of the Seller evidencing indebtedness of the Originator to the Seller for borrowed money substantially in the form of Exhibit H hereto.

     "Required Amount" means, as of any date of determination, an amount equal to the aggregate Stated Principal Balance of that portion of the Purchased Receivables Balance at such time that is represented by Eligible Receivables that are Direct Originations in excess of ten percent (10%) of the Purchased Receivables Balance at such time.

     1.7. Section 2.02(a) of the Agreement is amended to delete the last sentence of such Section in its entirety and to substitute the following therefor:

After the Collection Date has occurred, the Purchaser and the Agent, in accordance with their respective interests, shall assign and transfer to the Seller, for no consideration, their respective remaining interests in the Purchased Assets and the Originator Notes to the Seller free and clear of any Adverse Claim resulting solely from an act by the Purchaser or the Agent, but without any other representation or warranty, express or implied.

     1.8.  Section 4.02 of the Agreement is amended to add the following  clause
(mm) thereto:

     (mm) The maker of the Mortgage Note in respect of any Purchased Receivable that is a Direct Origination has made at least twenty four (24) monthly payments thereon prior to the date the Receivable became a Purchased Receivable; provided that this clause (mm) shall be applicable only to such Purchased Receivables in excess of 10% of the Purchased Receivables Balance.

     1.9.  Section 6.10 of the Agreement is amended to add the following  clause
(f) thereto:

     (f) Together with each Monthly Remittance Report and Purchase Date/Spread Account Surplus Remittance Report required to be delivered to the Agent pursuant to Section 6.10 hereof, the Originator and the Seller shall prepare and forward to the Agent for the Purchaser, a report setting forth the aggregate outstanding principal balance of the Originator Notes and a calculation of the Required Amount, in each case, as of the date of each such Monthly Remittance Report or Purchase Date/Spread Account Surplus Remittance Report (as applicable).

     1.10. Section 7.01 is amended to delete clause (n) thereof in its entirety and to substitute the following therefor:

     (n) the Originator has a tangible net worth of less than $25,000,000;

     1.11.  Section 7.01 is further amended to add the following clauses (r) and
(s) thereto:

     (r) any two of Ronald Rabidou, Richard A. Stratton, Heather A. Sica and James H. Shippee shall cease to be employees of the Originator; or (

     s) the aggregate outstanding principal balance of the Originator Notes is less than the Required Amount at any time,

     1.12. The Agreement is further amended to add the following Section 8.03 thereto:

     SECTION 8.03. Assignment of Originator Notes; Seller's Demand Obligation under Originator Notes. To secure the prompt recovery in full of all Capital, whether now or hereafter existing, applicable to Purchased Receivables that are Direct Originations in excess of 10% of the Gross Eligible Receivables Balance, the Seller hereby grants to the Agent for the benefit of each Purchaser a security interest in all of the Seller's right, title and interest, now or hereafter existing in, to and under all of the Originator Notes and hereby assigns to the Agent, for the benefit of the Purchaser hereunder, all of the Seller's right and title and interest therein. Upon the receipt by the Seller of any Originator Note, the Seller shall deliver such Originator Note to the Custodian within one Business Day after the Seller's receipt thereof, in suitable form for transfer by delivery, or accompanied by duly executed instruments of transfer or assignment in blank, all in form and substance satisfactory to the Agent and the Custodian. From time to time on and after the Termination Date, subject to the limitations set forth herein, the Seller covenants and agrees to make demand for payment on the Originator under the Originator Notes in respect of each Purchased Receivable that is a Direct
Origination that becomes a Defaulted Receivable on or after the Termination Date. The amount of each such demand for payment shall be equal to the aggregate of the Accelerated Payment Amounts of such Defaulted Receivables that have not previously been the subject of a payment demand under this Section 8.03. The Seller shall or shall cause the Originator to remit the amount of each such demand directly to the Agent's Account to be applied in accordance with Section
2.05 hereof. The Seller's obligation to make such demands for payment under the Originator Notes shall be limited to an aggregate amount equal to the Required Amount as of the close of business on the Business Day immediately preceding the Termination Date. The parties hereto agree that if the Seller shall fail to comply with this Section 8.03, the Agent shall have the right, directly and as attorney-in-fact of the Seller, to enforce the Seller's rights under the Originator Notes.


     SECTION 2. Conditions Precedent. This Amendment shall become effective and shall be deemed effective as of date first above written upon the satisfaction of the following conditions precedent: (a) no event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; and
(b) the Agent shall have received (i) five (5) copies of this Amendment duly executed by the Seller, Litchfield, HLS and the Agent and (ii) written confirmation from each of S&P and Fitch that this Amendment will not adversely affect the rating of the commercial paper notes issued by HLS to fund the acquisition of "Purchased Assets" (as such quoted terms are defined in the Agreement) to the Seller;

     SECTION 3. Representations and Warranties of the Seller and Litchfield.

     3.1 Each of the Seller and Litchfield hereby represents and warrants that this Amendment constitutes a legal, valid and binding obligation of the such Person enforceable against it in accordance with its terms.

     3.2 Upon the effectiveness of this Amendment, each of the Seller and Litchfield reaffirms all covenants, representations and warranties made in the Agreement by such Person to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

     SECTION 4. Reference to and Effect on the Agreement.

     4.1. Upon the effectiveness of this Amendment, each reference in the Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Agreement as amended hereby, and each reference to the Agreement in any other document, instrument or agreement executed and/or delivered in reference to the Agreement as amended hereby.

     4.2. Except as specifically amended hereby, the Agreement and other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

     4.3. The execution,  delivery and effectiveness of this Amendment shall not
(a) operate as a waiver of any right, power or remedy of the Agent or the Seller under the Agreement or any other document, instrument or agreement executed in connection therewith, (b) constitute a waiver of any provision contained therein, nor (c) be deemed to be a consent to any other or further actions or occurrences, except as specifically set forth herein.

     SECTION 5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

     SECTION 6. Paragraph  Headings.  The paragraph  headings  contained in this

Amendment are and shall be without substance, meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     SECTION 7. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                    LITCHFIELD MORTGAGE SECURITIES
                                           CORPORATION 1994
                                    By_________________________________
                                      Title:



                                    LITCHFIELD FINANCIAL CORPORATION
                                    By_________________________________
                                      Title:



                                    INTERNATIONALE NEDERLANDEN (U.S.)
                                    CAPITAL MARKETS, INC.
                                    By_________________________________
                                      Title:
                                    HOLLAND LIMITED SECURITIZATION, INC.


                                    By    Internationale Nederlanden (U.S.)
                                          Capital Markets, Inc., as
                                          attorney-in-fact

                                    By_________________________________
                                      Title:

                                                                  Exhibit 10.148

                                 AMENDMENT NO. 2
                         Dated as of September 27, 1996

                                       to

                     Receivables Loan and Security Agreement
                         Dated as of September 29, 1995


     THIS AMENDMENT NO. 2 dated as of September 27, 1996 ("Amendment") is entered into by and among LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994, a Delaware corporation (the "Borrower"), LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield"), HOLLAND LIMITED SECURITIZATION, INC., a Delaware corporation ("HLS") and INTERNATIONALE NEDERLANDEN (U.S.) CAPITAL MARKETS, INC., as agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the "Agreement" referred to below.

PRELIMINARY STATEMENT

     A. The Borrower, Litchfield, HLS and the Agent are parties to that certain Receivables Loan and Security Agreement dated as of September 29, 1995 (as amended from time to time prior to the date hereof, the "Agreement"), pursuant to which the HLS has agreed to make certain loans and other financial accommodations to the Borrower.

     B. The Borrower, Litchfield, HLS and the Agent have agreed to amend the Agreement on the terms and subject to the conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises set forth above, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, Litchfield, HLS and the Agent agree as follows:

     SECTION 1. Amendment of the Agreement. Effective as of the date first above written, subject to the fulfillment of the conditions precedent set forth in
Section 2 below, the Agreement is hereby amended as follows:

     1.1. The defined term "Aggregate Originator Concentration Limit" contained in Section 1.01 of the Agreement is amended to delete "10%" from clause (a)(i) thereof and to substitute "25%" therefor.

     1.2. The defined term "Borrowing Limit" contained in Section 1.01 of the Agreement is amended to delete the amount "$75,000,000" set forth therein and to substitute "$100,000,000" therefor.

     1.3. The defined term "Minimum Overcollateralization Percentage" contained in Section 1.01 of the Agreement is amended to delete "nineteen percent (19%)%" from clause (i) thereof and to substitute "seventeen percent (17%)" therefor.

     1.4. The defined term "Originator Purchase Overcollateralization Amount" contained in Section 1.01 of the Agreement is amended to delete such term in its entirety and to substitute the following therefor:

     "Originator Purchase Overcollateralization Amount" means, at any time, the remainder of (a) the quotient of (i) the aggregate Stated Principal Balance of Approved Acquired Receivables which constitute Pledged Receivables, divided by
(ii) 1.20 minus (b) the lesser of (i) the product of (A) the aggregate Stated Principal Balance of Approved Acquired Receivables which constitute Pledged Receivables multiplied by (B) 83.33% and (ii) the product of (A) the aggregate Stated Principal Balance of Approved Acquired Receivables which constitute Pledged Receivables multiplied by (B) 89% multiplied by (C) a fraction, (x) the numerator of which is the aggregate purchase price paid by the Originator for such Approved Acquired Receivables which constitute Pledged Receivables and (y) the denominator of which is the aggregate Stated Principal Balance of such Approved Acquired Receivables at the time the Originator purchased such Approved Acquired Receivables.

     1.5. The defined term "Required Overcollateralization Percentage" contained in Section 1.01 of the Agreement is amended to delete "twenty-five percent (25%)" from clause (i) thereof and to substitute "twenty percent (20%)" therefor.

     1.6. Section 1.01 of the Agreement is amended to add the following terms "Originator Note" and "Required Amount" to such Section in proper alphabetical order:

     "Originator Note" means a promissory note made by the Originator in favor of the Borrower evidencing indebtedness of the Originator to the Borrower for borrowed money substantially in the form of Exhibit H hereto.

     "Required Amount" means, as of any date of determination, an amount equal to the aggregate Stated Principal Balance of that portion of the Pledged Receivables Balance at such time that is represented by Eligible Receivables that are Direct Originations in excess of ten percent (10%) of the Pledged Receivables Balance at such time.

     1.7.  Section  2.13(a)(iii)  of the  Agreement  is amended  to delete  such
Section in its entirety and to substitute the following therefor:

     (iii) all right, title and interest of the Borrower in, to and under all Purchased Rate Caps and all Originator Notes;

     1.8.  Section 4.02 of the Agreement is amended to add the following  clause
(mm) thereto:

     (mm) The maker of the Mortgage Note in respect of any Pledged Receivable that is a Direct Origination has made at least twenty four (24) monthly payments thereon prior to the date the Receivable became a Pledged Receivable; provided that this clause (mm) shall be applicable only to such Pledged Receivables in excess of 10% of the Pledged Receivables Balance.

     1.9.  Section 6.10 of the Agreement is amended to add the following  clause
(f) thereto:

     (f) Together with each Monthly Remittance Report and Borrowing Date/Spread Account Surplus Remittance Report required to be delivered to the Agent pursuant to Section 6.10 hereof, the Originator and the Borrower shall prepare and forward to the Agent for the Lender, a report setting forth the aggregate outstanding principal balance of the Originator Notes and a calculation of the Required Amount, in each case, as of the date of each such Monthly Remittance Report or Borrowing Date/Spread Account Surplus Remittance Report (as applicable).

     1.10. Section 7.01 is amended to delete clause (n) thereof in its entirety and to substitute the following therefor:

     (n) the Originator has a tangible net worth of less than $25,000,000;

     1.11.  Section 7.01 is further amended to add the following clauses (r) and
(s) thereto:

     (r) any two of Ronald Rabidou, Richard A. Stratton, Heather A. Sica and James H. Shippee shall cease to be employees of the Originator; or

     (s) the aggregate outstanding principal balance of the Originator Notes is less than the Required Amount at any time,

     1.12. The Agreement is further amended to add the following Section 8.03 thereto:

     SECTION 8.03. Borrower's Demand Obligation under Originator Notes. From time to time on and after the Termination Date, subject to the limitations set forth herein, the Borrower covenants and agrees to make demand for payment on the Originator under the Originator Notes in respect of each Pledged Receivable that is a Direct Origination that becomes a Defaulted Receivable on or after the Termination Date. The amount of each such demand for payment shall be equal to the aggregate of the Accelerated Payment Amounts of such Defaulted Receivables that have not previously been the subject of a payment demand under this Section
8.03. The Borrower shall or shall cause the Originator to remit the amount of each such demand directly to the Agent's Account to be applied in accordance with Section 2.05 hereof. The Borrower's obligation to make such demands for payment under the Originator Notes shall be limited to an aggregate amount equal to the Required Amount as of the close of business on the Business Day immediately preceding the Termination Date. The parties hereto agree that if the Borrower shall fail to comply with this Section 8.03, the Agent shall have the right, directly and as attorney-in-fact of the Borrower, to enforce the Borrower's rights under the Originator Notes.

     SECTION 2. Conditions Precedent. This Amendment shall become effective and shall be deemed effective as of date first above written upon the satisfaction of the following conditions precedent: (a) no event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; and
(b) the Agent shall have received (i) five (5) copies of this Amendment duly executed by the Borrower, Litchfield, HLS and the Agent and (ii) written confirmation from each of S&P and Fitch that this Amendment will not adversely affect the rating of the commercial paper notes issued by HLS to fund "Loans" secured by interests in "Pledged Assets" (as such quoted terms are defined in the Agreement) to the Borrower;

     SECTION 3. Representations and Warranties of the Borrower and Litchfield.

     3.1 Each of the Borrower and Litchfield hereby represents and warrants that this Amendment constitutes a legal, valid and binding obligation of the such Person enforceable against it in accordance with its terms.

     3.2 Upon the effectiveness of this Amendment, each of the Borrower and Litchfield reaffirms all covenants, representations and warranties made in the Agreement by such Person to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

     SECTION 4. Reference to and Effect on the Agreement.

     4.1. Upon the effectiveness of this Amendment, each reference in the Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Agreement as amended hereby, and each reference to the Agreement in any other document, instrument or agreement executed and/or delivered in reference to the Agreement as amended hereby.

     4.2. Except as specifically amended hereby, the Agreement and other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

     4.3. The execution,  delivery and effectiveness of this Amendment shall not
(a) operate as a waiver of any right, power or remedy of the Agent or the Borrower under the Agreement or any other document, instrument or agreement executed in connection therewith, (b) constitute a waiver of any provision contained therein, nor (c) be deemed to be a consent to any other or further actions or occurrences, except as specifically set forth herein.

     SECTION 5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

     SECTION 6. Paragraph Headings. The paragraph headings contained in this Amendment are and shall be without substance, meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     SECTION 7. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.



                                    LITCHFIELD MORTGAGE SECURITIES
                                    CORPORATION 1994

                                    By_________________________________
                                      Title:


                                    LITCHFIELD FINANCIAL CORPORATION

                                    By_________________________________
                                      Title:



                                    INTERNATIONALE NEDERLANDEN (U.S.)
                                    CAPITAL MARKETS, INC.

                                    By_________________________________
                                      Title:


                                    HOLLAND LIMITED SECURITIZATION, INC.
                                    By    Internationale Nederlanden (U.S.)
                                          Capital Markets, Inc., as
                                          attorney-in-fact

                                    By_________________________________
                                      Title:

                                                                  Exhibit 10.149


                            REVOLVING LINE OF CREDIT
                                 PROMISSORY NOTE
                                  VARIABLE RATE


Revolving Line of Credit                        Pittsfield, Massachusetts
$20,000,000                                     April 26, 1996

     FOR VALUE RECEIVED, LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation (the "Borrower"), promises to pay to the order of THE FIRST NATIONAL BANK OF BOSTON (the "Bank"), ON DEMAND, the principal sum of TWENTY MILLION DOLLARS ($20,000,000) or the then current balance of the Borrower's line of credit account under this Note (the "Borrower's Revolving Line Account") on advances made from time to time on or after the date hereof by the Bank, as reflected by the books, records and ledgers of the Bank, together with interest on the unpaid principal balance and partial payments of principal from time to time which, unless earlier demanded, shall be payable as follows:

     (a) Interest at the rate set forth below on the last day of each month commencing May 31, 1996; and

     (b) Principal balance and accrued interest (a) on April 30, 1997, or (b) at any other time ON DEMAND.

     Interest shall be calculated on the daily principal balance during the preceding month at an annual rate equal to either of the following: (i) the Bank's Base Rate (as herein defined) or (ii) with respect to any advance or portion thereof identified in a Notice of Borrowing (as herein defined), the Adjusted Eurodollar Rate (as herein defined) plus two percent (2.0%) (the "Eurodollar Rate"). During the initial Interest Period and thereafter in the absence of any Notice of Borrowing with respect to any amounts advanced hereunder, the annual interest rate shall be the Base Rate. All interest calculations shall be made on the basis of a 360 day year for the actual number of days elapsed including holidays or days on which the Bank is not open for the conduct of banking business. Interest on overdue principal or after demand for payment shall be payable at an annual rate equal to the greater of 18 percent (18%) per annum or four percent (4%) above the Base Rate.

     Any installment or payment due hereunder which shall be received by the Bank more than ten days after its due date shall be subject to an additional charge of five percent of the amount so overdue (but in no event higher than the maximum allowed by Massachusetts law).

     The term Adjusted Eurodollar Rate applicable to any Interest Period shall mean the rate of interest per annum determined pursuant to the following formula:

                  AER         =     [ IOR ]*
                                    -----------
                                    [1.00 - RP]

                  AER         =     Adjusted Eurodollar Rate
                  IOR         =     Interbank Offered Rate
                  RP          =     Reserve Percentage


          The Adjusted Eurodollar Rate shall be adjusted automatically as of the effective date of any change in the Reserve Percentage.

          *The amount in brackets shall be rounded upwards, if necessary, to the next higher 1/100 of 1%.

          The term Base Rate shall mean the rate of interest established from time-to-time by Bank at its head office as its Base Rate. The Bank shall not be obligated to give the Borrower notice of any change in the Base Rate except for the Bank's customary periodic invoices.

          The term Business Day shall mean a day upon which banks in London and Boston are not required or authorized to close.

          The term Interbank Offered Rate applicable to any Interest Period shall mean the rate of interest determined by the Bank to be the prevailing rate per annum at which deposits in U.S. dollars are offered to the Bank by first-class banks in the interbank Eurodollar market in which the Bank regularly participates on or about 10:00 a.m. (Boston, Massachusetts time) two Business Days before the first day of such Interest Period in an amount approximately equal to the principal amount identified in a Notice of Borrowing to which such Interest Period is to apply for a period of time approximately equal to such Interest Period.

          The term Interest Period shall mean the period commencing (a) on the date hereof, (b) on a date identified in a Notice of Borrowing or (c) at the conclusion of each successive Interest Period and ending one, two, three or six months thereafter, as the Borrower may elect in a Notice of Borrowing; provided that:

          (i) for the initial Interest Period and thereafter in the absence of any election by the Borrower, the Interest Period shall be one month;

          (ii) any Interest Period (other than an Interest Period determined pursuant to clause (iv) below) that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day shall fall in the next calendar month, in which case such Interest Period shall end on the immediately proceeding Business Day;

          (iii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (iv) below, end on the last Business Day of a calendar month;

          (iv) any Interest Period that would otherwise end after the Maturity Date shall end on the Maturity Date; and

          (v) no Interest Period shall have a duration of less than one month.

          The term Notice of Borrowing shall mean a written notice given by Borrower to Bank at least three Business Days prior to the commencement of the Interest Period specified in such notice, which notice shall identify
     (a) the amount of any advance or portion thereof with respect to which Borrower shall elect to have interest calculated at the Eurodollar Rate; and (b) the Interest Period selected by Borrower for such amount.

          The term Reserve Percentage applicable to any Interest Period shall mean the rate (expressed as a decimal) applicable to the Bank during such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement (including, without limitation, any basic, supplemental, emergency or marginal reserve requirement) of the Bank with respect to "Eurocurrency liabilities" as that term is defined under such regulations.

          The Borrower may prepay funds advanced hereunder, in whole or in part, without prepayment penalty, any partial prepayment to be $1,000 or a multiple thereof, if (a) the interest rate applicable to such amount on the date of prepayment shall be the Base Rate and (b) the Borrower shall not have given a Notice of Borrowing selecting the Eurodollar Rate for such amount. If (c) on the date of prepayment the interest rate applicable to any amount to be prepaid shall be the Eurodollar Rate or (d) the Borrower shall have given a Notice of Borrowing selecting the Eurodollar Rate for such amount, then (1) upon three Business Days prior notice to the Bank, the Borrower may prepay funds advanced hereunder, in whole or in part, without penalty at the end of the Interest Period applicable to such amount, any partial prepayments to be $1,000 or a multiple thereof, and (2) at any time other than the end of any Interest Period, the Borrower may not voluntarily prepay the funds advanced hereunder. With respect to any prepayment (whether by reason of acceleration or otherwise) not otherwise permitted by the preceding two sentences, the Borrower shall pay to the Bank any losses, costs and damages with respect to such prepayment, including, without limitation, any lost profits, upon presentation by the Bank of a statement of the amount due setting forth the Bank's calculation thereof, which shall be deemed true and correct absent manifest error.


          In the event that: (i) on any date on which the Adjusted Eurodollar Rate would otherwise be set for any Interest Period, the Bank shall have determined in good faith (which determination shall be final and conclusive) that, by reason of changes affecting the interbank Eurodollar market adequate and reasonable means do not exist for ascertaining the
     Adjusted  Eurodollar  Rate,  or  (ii)  at any  time  the  Bank  shall  have determined in good faith (which determination shall be final and conclusive) that: (A) the continued advance of funds hereunder at the Adjusted Eurodollar Rate for any Interest Period has been made impracticable or unlawful by (1) the occurrence of a contingency that materially and adversely affects the interbank Eurodollar market or (2)
     compliance  by  the  Bank  in  good  faith  with  any   applicable  law  or
     governmental regulation, guideline or order or interpretation or change thereof by any governmental authority charged with the interpretation or administration thereof or with any request or directive of any such governmental authority (whether or not having the force of law); or (B) the Adjusted Eurodollar Rate shall no longer represent the effective cost to the Bank for U.S. dollar deposits in the interbank Eurodollar market in which the Bank regularly participates; then, and in any such event, the Bank shall forthwith so notify the Borrower thereof (a "Notice of Termination of Adjusted Eurodollar Rate"). Until the Bank notifies the Borrower that the circumstances giving rise to such Notice of Termination of Adjusted Eurodollar Rate no longer apply, the obligation of the Bank to continue the advance of funds hereunder at the Eurodollar Rate shall be suspended. If at the time the Bank gives a Notice of Termination of Adjusted Eurodollar Rate, the Borrower has previously given the Bank a Notice of Borrowing but the applicable Interest Period shall not yet have commenced, such Notice of Borrowing shall be deemed to be void.

          Upon such date as shall be specified in such Notice of Termination of Adjusted Eurodollar Rate (which shall not be earlier than the date such notice is given) the Borrower shall prepay the principal amount due hereunder, together with interest thereon and any other amounts required to be paid hereunder, or the interest rate applicable to this Note shall convert to the Base Rate.

          In case any law, regulation, treaty or official directive or the interpretation or application thereof by any court or by any governmental authority charged with the administration thereof or the compliance with any guideline or request of any central bank or other governmental authority (whether or not having the force of law): (i) subjects the Bank to any tax with respect to payments of principal or interest or any other amounts payable hereunder by the Borrower or otherwise with respect to the transactions contemplated hereby (except for taxes on the overall net income of the Bank imposed by the United States of America or any political subdivision thereof), or (ii) imposes, modifies or deems applicable any deposit insurance, reserve, special deposit or similar requirement against assets held by, or deposits in or for the account of, or loans by, the Bank, or (iii) imposes upon the Bank any other condition with respect to its performance under this Note, and the result of any of the foregoing is to increase the cost to the Bank, reduce the income receivable by the Bank or impose any expense upon the Bank with respect to this Note, the Bank shall notify the Borrower thereof. The Borrower agrees to pay to the Bank the amount of such increase in cost, reduction in income or additional expense as and when such cost, reduction or expense is incurred or determined, upon presentation by the Bank of a statement in the amount and setting forth the Bank's calculation thereof, which statement shall be deemed true and correct absent manifest error.

          The entries on the records of the Bank (including any appearing on this Note) shall be prima facie evidence of the aggregate principal amount outstanding under this Note and interest accrued thereon. The Bank shall enter all advances as debits in the Borrower's Revolving Line Account and credit all payments made by the Borrower on account to the Borrower's Revolving Line Account. At least once per month the Bank shall render a statement of account for the Borrower's Revolving Line Account.

          Payments shall be applied first to late charges, second to interest and then to principal. Interest shall continue to accrue until the appropriate payment is actually received by the Bank. If any installment of this Note becomes due and payable on any day upon which the office of the

     Bank is legally closed for business, the due date shall be extended to the next succeeding business day and interest shall be payable at the then applicable rate during such extension.

          The following loan documents and security instruments executed in connection with this Note (the "Loan Documents") are incorporated herein by reference with the same force and effect as if set forth herein in full:

          The Loan and Security Agreement among the Borrower and the Bank, as amended by Amendments No. 1 through Amendment No. 6 and as it may be amended or modified from time to time (the "Loan and Security Agreement") and all other Loan Documents (as defined therein).

          As used in this Note, the term "Obligors" shall mean the Borrower, and any endorser, guarantor and surety of this Note or the obligations represented by this Note, and any other party to this Note. The term "Obligations" shall mean any obligation hereunder or otherwise of any Obligor to the Bank whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising.

          The securities, instruments or other property listed in the Loan Documents, if any, and also any other property belonging to, standing in the name of or pledged on behalf of, any Obligor which may be now or hereafter in the possession of the Bank for any purpose, or in which the Bank may at any time have a security interest or other lien, together with all additions or accessions or proceeds thereto or substitutions therefor (collectively, "Collateral"), shall constitute continuing security for any and all Obligations.

          Should the Bank at any time reasonably deem itself insecure, the Borrower shall deliver to the Bank, forthwith upon demand, additional property to be held as Collateral in an amount and of a character satisfactory to the Bank, and shall execute and deliver such agreements and documents, including any financing statements under the applicable Uniform Commercial Code, with respect to such Collateral as the Bank shall require.

          The Borrower represents and warrants that (a) all Collateral is owned by the Borrower or by the person(s) delivering all or any part of the property to the Bank to be held as Collateral and is not subject to any liens, security interests or rights of others, except those approved by the Bank in writing, and its delivery to the Bank has been duly authorized by all necessary action, and that (b) the Collateral is genuine and is what it purports to be.

          The Bank may at its option after an Event of Default (as defined in the Loan and Security Agreement) or demand of this Note, whether or not this Note is due and regardless of the adequacy of any other Collateral, demand, sue for, collect or make any compromise or settlement it deems desirable with reference to any Collateral. The right is expressly granted to the Bank at its option to transfer at any time to itself or to its nominee any securities, instruments, documents or other property pledged hereunder and to receive the income thereon and hold the same as security herefor, or apply it on the principal or interest due hereon or due on any liability secured hereby. The Bank shall have no duty as to the protection or collection of any Collateral or any income thereon, and shall not be bound to take any steps necessary to preserve any rights in any Collateral against prior parties. If any Obligor, as registered holder of any securities constituting Collateral, receives (a) any dividend or other distribution in cash or other property in connection with the liquidation or dissolution of the issuer of such securities, or (b) any stock certificate, warrant, option or right, whether as an addition to, in substitution of, or in exchange for, such securities, or otherwise, such Obligor shall accept the same in trust for the Bank, and shall forthwith deliver the same to the Bank in the exact form received, with such Obligor's endorsement and or assignment when necessary, to be held by the Bank as Collateral.

          In addition to the foregoing, to secure the payment of this Note and the payment and performance of any other indebtedness, liability or obligation of the Borrower to the Bank, the Bank is hereby granted a security interest in all bank deposits, credits, other money, and property, whether or not due, of any Obligor at any time or from time to time credited, held, or owed by the Bank, due from the Bank or in the possession, custody or control of the Bank in any capacity, and all such assets shall constitute Collateral hereunder.

          The Borrower shall furnish the Bank from time to time with such financial statements and other information as the Bank may require in form satisfactory to the Bank. Financial information furnished to the Bank shall be true and correct and fairly represent the financial condition of the Borrower as of the date(s) furnished and the operating results of the Borrower for the periods for which the same are furnished. The Borrower shall permit representatives of the Bank to inspect the Borrower's properties and its books and records, and to make copies or abstracts thereof.

          Nothing herein shall be construed to restrict the Bank, in its sole discretion, from making advances requested by an Authorized Officer of Borrower in excess of the stated maximum dollar amount, without requiring the execution of additional promissory notes, or otherwise modifying this instrument, and the Bank's so doing at any time shall not waive its right to insist upon strict compliance with the terms of this Note, any of the Loan Documents or other instruments executed in connection with this financial transaction.

          The Obligors agree that the Bank may, in its sole and exclusive discretion, (i) make loan advances to the Borrower upon verbal or written authority of any Authorized Officer (as defined in the Loan and Security Agreement) or (ii) deliver loan proceeds by direct deposit to any demand deposit account of the Borrower with the Bank, or otherwise, as so directed, and that all such loans and advances as evidenced by the Bank's books, records and ledgers shall represent the binding obligations of the Borrower hereunder.

          Each of the Obligors (i) waives presentment for payment, demand, notice, protest, and diligence in collection or bringing suit and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note or any Collateral, and assents to any extension or postponement of the time of payment or any other indulgence under this Note, or with respect to any Collateral, to any substitution, exchange or release of any Collateral and/or to the release of any other party or person primarily or secondarily liable hereunder, and

     (ii) agrees to the application by the Bank ("Set Off Rights"), without prior notice, as payment or part payment of, or as an offset to, this Note or any Obligations, of all bank deposits, credits, other money, and property, whether or not due, of the Borrower or any Obligor at any time or from time to time credited, held or owed by the Bank, due from the Bank or in the possession, custody or control of the Bank in any capacity. The Bank shall be deemed to have exercised its Set Off Rights and to have made a charge against any such deposits, credits, money or property immediately upon the occurrence of an event of default under any of the Loan Documents even though such charge is made or entered on the books of the Bank subsequent thereto.

          The Borrower will pay on demand all reasonable costs of collection and reasonable attorneys' fees paid or incurred by the Bank in enforcing the Obligations of any Obligor.

          All parties now or hereafter liable for the payment of any of the indebtedness evidenced by this Note agree, by executing and endorsing this Note or by entering into or executing any agreement to pay any indebtedness hereby evidenced, that the Bank shall have the right, without notice and without in any way affecting the liability of any Obligor, to (a) accept partial payment, (b) exchange or release security or collateral, or (c) deal in any way at any time with any parties liable for the indebtedness or any other indulgences or forbearances whatsoever.

          In the event any payment of principal or interest received in payment of this Note and paid by the Borrower or any Obligor shall be deemed by final order of a court of competent jurisdiction to have been a voidable preference or fraudulent conveyance under the bankruptcy or insolvency laws of the United States, or otherwise due to any party, other than the Bank, then the obligation of the Borrower and the Obligors shall survive as an obligation due hereunder, and shall not be discharged or satisfied by said payment or payments, notwithstanding return by the Bank to said parties of this Note, or any guaranty, endorsement or the like.

          The Bank may assign and transfer this Note to any person, firm or corporation and deliver to the assignee any Collateral or security interest held by the Bank in connection with this Note; in the event of such assignment, the Bank shall have no further responsibility or liability with respect to such Collateral or security interest and the terms of this Note and the Loan Documents shall inure to the benefit of the assignee and its successors. Any payments received by the Bank after the effective date of any such assignment shall be transferred by the Bank to the assignee.

          If any provision of this Note is deemed by any court having jurisdiction thereon invalid or unenforceable, the balance of this Note shall remain in effect; if any provision of this Note is deemed by any such court to be unenforceable because such provision is too broad in scope, such provision shall be construed to be limited in scope to the extent such court shall deem necessary to make it enforceable; and if any provision is deemed inapplicable by any such court to any person or circumstances, it shall nevertheless be construed to apply to all other persons and circumstances.

          No delay or omission on the part of the Bank in exercising any right hereunder shall operate as a waiver of such right or of any other right under this Note. No waiver of any right shall be effective unless in writing and signed by the Bank nor shall a waiver on one occasion be construed as a bar to or waiver of any such right on any future occasion.

          This document shall be construed in accordance with the substantive law of the Commonwealth of Massachusetts, without giving effect to the conflicts or choice of law provisions of Massachusetts or any other jurisdiction, and shall have the effect of a sealed instrument.

          The Borrower represents that the proceeds of this Note shall not be used for personal, family, household or agricultural purposes.

          PRIOR TO SIGNING THIS NOTE, THE BORROWER HAS READ AND UNDERSTOOD ALL OF THE PROVISIONS OF THIS NOTE AND AGREES TO THE TERMS OF THIS NOTE.

WITNESS:                            LITCHFIELD FINANCIAL CORPORATION



______________________              By____________________________
                                          Its:   President

                                                                  Exhibit 10.150


                           REVOLVING LINE OF CREDIT
                               PROMISSORY NOTE
                                VARIABLE RATE

Revolving Line of Credit                        Pittsfield, Massachusetts
$10,000,000                                     October 26, 1996

          FOR VALUE RECEIVED, LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation (the "Borrower"), promises to pay to the order of FLEET BANK-NH (the "Bank"), ON DEMAND, the principal sum of TEN MILLION DOLLARS ($10,000,000) or the then current balance of the Borrower's line of credit account under this Note (the "Borrower's Revolving Line Account") on advances made from time to time on or after the date hereof by the Bank pursuant to the Loan and Security Agreement (as defined herein), as reflected by the books, records and ledgers of the Bank, together with interest on the unpaid principal balance and partial payments of principal from time to time which, unless earlier demanded, shall be payable as follows:

          (a) Interest at the rate set forth below on the last day of each month commencing November 30, 1996; and

          (b) Principal  balance and accrued  interest (a) on April 30, 1997, or
     (b) at any other time ON DEMAND.

          Interest shall be calculated on the daily principal balance during the preceding month at an annual rate equal to either of the following: (i) the Base Rate (as herein defined) or (ii) with respect to any advance or portion thereof identified in a Notice of Borrowing (as herein defined), the Adjusted Eurodollar Rate (as herein defined) plus two percent (2.0%) (the "Eurodollar Rate"). During the initial Interest Period and thereafter in the absence of any Notice of Borrowing with respect to any amounts advanced hereunder, the annual interest rate shall be the Base Rate. All interest calculations shall be made on the basis of a 360 day year for the actual number of days elapsed including holidays or days on which the Bank is not open for the conduct of banking business. Interest on overdue principal or after demand for payment shall be payable at an annual rate equal to the greater of 18 percent (18%) per annum or four percent (4%) above the Base Rate.

          Any installment or payment due hereunder which shall be received by the Bank more than ten days after its due date shall be subject to an additional charge of five percent of the amount so overdue (but in no event higher than the maximum allowed by Massachusetts law).

          The term Adjusted Eurodollar Rate applicable to any Interest Period shall mean the rate of interest per annum determined by The First National Bank of Boston, as Agent ("Agent") pursuant to the following formula:

                  AER         =     [ IOR ]*
                                    --------------------
                                    [1.00 - RP]

                  AER         =     Adjusted Eurodollar Rate
                  IOR         =     Interbank Offered Rate
                  RP          =     Reserve Percentage

          The Adjusted Eurodollar Rate shall be adjusted automatically as of the effective date of any change in the Reserve Percentage.

          *The amount in brackets shall be rounded upwards, if necessary, to the next higher 1/100 of 1%.

          The term Base Rate shall me an the rate of interest established from time-to-time by The First National Bank of Boston ("Bank of Boston") at its head office as its Base Rate. The Base Rate is an index and is not necessarily the lowest interest rate offered by Bank of Boston to its customers. The Bank shall not be obligated to give the Borrower notice of any change in the Base Rate except for the Agent's customary periodic invoices.

          The term Business Day shall mean a day upon which banks in London and Boston are not required or authorized to close.

          The term Interbank Offered Rate applicable to any Interest Period shall mean the rate of interest determined by the Bank of Boston to be the prevailing rate per annum at which deposits in U.S. dollars are offered to the Bank of Boston by first-class banks in the interbank Eurodollar market in which the Bank of Boston regularly participates on or about 10:00 a.m. (Boston, Massachusetts time) two Business Days before the first day of such Interest Period in an amount approximately equal to the principal amount identified in a Notice of Borrowing to which such Interest Period is to apply for a period of time approximately equal to such Interest Period.

          The term Interest Period shall mean the period commencing (a) on the date hereof, (b) on a date identified in a Notice of Borrowing or (c) at the conclusion of each successive Interest Period and ending one, two, three or six months thereafter, as the Borrower may elect in a Notice of Borrowing; provided that:

          (i) for the initial Interest Period and thereafter in the absence of any election by the Borrower, the Interest Period shall be one month;

          (ii) any Interest Period (other than an Interest Period determined pursuant to clause (iv) below) that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day shall fall in the next calendar month, in which case such Interest Period shall end on the immediately proceeding Business Day;

          (iii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (iv) below, end on the last Business Day of a calendar month;

          (iv) any Interest Period that would otherwise end after the Maturity Date shall end on the Maturity Date; and

          (v) no Interest Period shall have a duration of less than one month.

          The term Notice of Borrowing shall mean a written notice given by Borrower to Agent and Bank at least three Business Days prior to the commencement of the Interest Period specified in such notice, which notice shall identify (a) the amount of any advance or portion thereof with respect to which Borrower shall elect to have interest calculated at the Eurodollar Rate; and (b) the Interest Period selected by Borrower for such amount.

          The term Reserve Percentage applicable to any Interest Period shall mean the rate (expressed as a decimal) applicable to Bank of Boston during such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement (including, without limitation, any basic, supplemental, emergency or marginal reserve requirement) of Bank of Boston with respect to "Eurocurrency liabilities" as that term is defined under such regulations.

          Agent shall determine the Adjusted Eurodollar Rate on the basis of the entire amount of any advance or portion thereof with respect to which Borrower shall elect to have interest calculated at the Adjusted Eurodollar Rate, and Agent shall allocate to Bank and to each other Lender (as defined in the Loan and Security Agreement) which has not given a Notice of Termination of Adjusted Eurodollar Rate each Lender's proportionate share of such advance and the interest payable hereunder.

          The Borrower may prepay funds advanced hereunder, in whole or in part, without prepayment penalty, any partial prepayment to be $1,000 or a multiple thereof, if (a) the interest rate applicable to such amount on the date of prepayment shall be the Base Rate and (b) the Borrower shall not have given a Notice of Borrowing selecting the Eurodollar Rate for such amount. If (c) on the date of prepayment the interest rate applicable to any amount to be prepaid shall be the Eurodollar Rate or (d) the Borrower shall have given a Notice of Borrowing selecting the Eurodollar Rate for such amount, then (1) upon three Business Days prior notice to the Agent and Bank, the Borrower may prepay funds advanced hereunder, in whole or in part, without penalty at the end of the Interest Period applicable to such amount, any partial prepayments to be $1,000 or a multiple thereof, and (2) at any time other than the end of any Interest Period, the Borrower may not voluntarily prepay the funds advanced hereunder. With respect to any prepayment (whether by reason of acceleration or otherwise) not otherwise permitted by the preceding two sentences, the Borrower shall pay to the Bank any losses, costs and damages with respect to such prepayment, including, without limitation, any lost profits, upon presentation by the Bank of a statement of the amount due setting forth the Bank's calculation thereof, which shall be deemed true and correct absent manifest error.

          In the event that: (i) on any date on which the Adjusted Eurodollar Rate would otherwise be set for any Interest Period, Agent shall have determined in good faith (which determination shall be final and conclusive) that, by reason of changes affecting the interbank Eurodollar market adequate and reasonable means do not exist for ascertaining the
     Adjusted  Eurodollar  Rate,  or  (ii)  at any  time  the  Bank  shall  have determined in good faith (which determination shall be final and conclusive) that: (A) the continued advance of funds hereunder at the Adjusted Eurodollar Rate for any Interest Period has been made impracticable or unlawful by (1) the occurrence of a contingency that materially and adversely affects the interbank Eurodollar market or (2)
     compliance  by  the  Bank  in  good  faith  with  any   applicable  law  or
     governmental regulation, guideline or order or interpretation or change thereof by any governmental authority charged with the interpretation or administration thereof or with any request or directive of any such governmental authority (whether or not having the force of law); or (B) the Adjusted Eurodollar Rate shall no longer represent the effective cost to the Bank for U.S. dollar deposits in the interbank Eurodollar market in which the Bank regularly participates; then, and in any such event, the Bank shall forthwith so notify the Agent and Borrower thereof (a "Notice of Termination of Adjusted Eurodollar Rate"). Until the Bank notifies the Agent and Borrower that the circumstances giving rise to such Notice of Termination of Adjusted Eurodollar Rate no longer apply, the obligation of the Bank to continue the advance of funds hereunder at the Eurodollar Rate shall be suspended. If at the time the Bank gives a Notice of Termination of Adjusted Eurodollar Rate, the Borrower has previously given the Bank a Notice of Borrowing but the applicable Interest Period shall not yet have commenced, such Notice of Borrowing shall be deemed to be void.

          Upon such date as shall be specified in such Notice of Termination of Adjusted Eurodollar Rate (which shall not be earlier than the date such notice is given) the Borrower shall prepay the principal amount due hereunder, together with interest thereon and any other amounts required to be paid hereunder, or the interest rate applicable to this Note shall convert to the Base Rate.

          In case any law, regulation, treaty or official directive or the interpretation or application thereof by any court or by any governmental authority charged with the administration thereof or the compliance with any guideline or request of any central bank or other governmental authority (whether or not having the force of law): (i) subjects the Bank to any tax with respect to payments of principal or interest or any other amounts payable hereunder by the Borrower or otherwise with respect to the transactions contemplated hereby (except for taxes on the overall net income of the Bank imposed by the United States of America or any political subdivision thereof), or (ii) imposes, modifies or deems applicable any deposit insurance, reserve, special deposit or similar requirement against assets held by, or deposits in or for the account of, or loans by, the Bank, or (iii) imposes upon the Bank any other condition with respect to its performance under this Note, and the result of any of the foregoing is to increase the cost to the Bank, reduce the income receivable by the Bank or impose any expense upon the Bank with respect to this Note, the Bank shall notify the Borrower and Agent thereof. The Borrower agrees to pay to the Bank the amount of such increase in cost, reduction in income or additional expense as and when such cost, reduction or expense is incurred or determined, upon presentation by the Bank of a statement in the amount and setting forth the Bank's calculation thereof, which statement shall be deemed true and correct absent manifest error.

          The entries on the records of the Bank (including any appearing on this Note) shall be prima facie evidence of the aggregate principal amount outstanding under this Note and interest accrued thereon. The Bank shall enter all advances as debits in the Borrower's Revolving Line Account and credit all payments made by the Borrower on account to the Borrower's Revolving Line Account. At least once per month the Bank shall render a statement of account for the Borrower's Revolving Line Account.

          Payments shall be applied first to late charges, second to interest and then to principal. Interest shall continue to accrue until the appropriate payment is actually received by the Bank. If any installment of this Note becomes due and payable on any day upon which the office of the Bank is legally closed for business, the due date shall be extended to the next succeeding business day and interest shall be payable at the then applicable rate during such extension.

          The following loan documents and security instruments executed in connection with this Note (the "Loan Documents") are incorporated herein by reference with the same force and effect as if set forth herein in full:

          The Amended and Restated Loan and Security Agreement among the Borrower, Agent, and the Bank and The First National Bank of Boston, as it may be amended or modified from time to time (the "Loan and Security Agreement") and all other Loan Documents (as defined therein).

          As used in this Note, the term "Obligors" shall mean the Borrower, and any endorser, guarantor and surety of this Note or the obligations represented by this Note, and any other party to this Note. The term "Obligations" shall mean any obligation hereunder or otherwise of any Obligor to the Bank whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising.

          The securities, instruments or other property listed in the Loan Documents, if any, and also any other property belonging to, standing in the name of or pledged on behalf of, any Obligor which may be now or hereafter in the possession of the Bank for any purpose, or in which the Bank may at any time have a security interest or other lien, together with all additions or accessions or proceeds thereto or substitutions therefor (collectively, "Collateral"), shall constitute continuing security for any and all Obligations.

          Should  the Bank at any time  reasonably  deem  itself  insecure,  the

     Borrower shall deliver to the Bank or Agent, forthwith upon demand, additional property to be held as Collateral in an amount and of a character satisfactory to the Bank, and shall execute and deliver such agreements and documents, including any financing statements under the applicable Uniform Commercial Code, with respect to such Collateral as the Bank and Agent shall require.

          The Borrower represents and warrants that (a) all Collateral is owned by the Borrower or by the person(s) delivering all or any part of the property to the Bank or Agent to be held as Collateral and is not subject to any liens, security interests or rights of others, except those approved by the Bank in writing, and its delivery to the Bank has been duly authorized by all necessary action, and that (b) the Collateral is genuine and is what it purports to be.

          The Bank and Agent may at their option after an Event of Default (as defined in the Loan and Security Agreement) or demand of this Note, whether or not this Note is due and regardless of the adequacy of any other Collateral, demand, sue for, collect or make any compromise or settlement it deems desirable with reference to any Collateral. The right is expressly granted to the Bank and Agent at their option to transfer at any time to themselves or to their nominee any securities, instruments, documents or other property pledged hereunder and to receive the income thereon and hold the same as security herefor, or apply it on the principal or interest due hereon or due on any liability secured hereby. Neither Agent nor the Bank shall have any duty as to the protection or collection of any Collateral or any income thereon, nor shall they be bound to take any steps necessary to preserve any rights in any Collateral against prior parties. If any Obligor, as registered holder of any securities constituting Collateral, receives (a) any dividend or other distribution in cash or other property in connection with the liquidation or dissolution of the issuer of such securities, or (b) any stock certificate, warrant, option or right, whether as an addition to, in substitution of, or in exchange for, such securities, or otherwise, such Obligor shall accept the same in trust for the Bank, and shall forthwith deliver the same to the Agent in the exact form received, with such Obligor's endorsement and or assignment when necessary, to be held by the Agent as Collateral.

          In addition to the foregoing, to secure the payment of this Note and the payment and performance of any other indebtedness, liability or obligation of the Borrower to the Bank, the Bank is hereby granted a security interest in all bank deposits, credits, other money, and property, whether or not due, of any Obligor at any time or from time to time credited, held, or owed by the Bank, due from the Bank or in the possession, custody or control of the Bank in any capacity, and all such assets shall constitute Collateral hereunder.

          The Borrower shall furnish the Bank from time to time with such financial statements and other information as the Bank may require in form satisfactory to the Bank. Financial information furnished to the Bank shall be true and correct and fairly represent the financial condition of the Borrower as of the date(s) furnished and the operating results of the Borrower for the periods for which the same are furnished. The Borrower shall permit representatives of the Bank to inspect the Borrower's properties and its books and records, and to make copies or abstracts thereof.

          Nothing herein shall be construed to restrict the Bank, in its sole discretion, from making advances requested by an Authorized Officer of Borrower in excess of the stated maximum dollar amount, without requiring the execution of additional promissory notes, or otherwise modifying this instrument, and the Bank's so doing at any time shall not waive its right to insist upon strict compliance with the terms of this Note, any of the Loan Documents or other instruments executed in connection with this financial transaction.

          The Obligors agree that the Bank and Agent may, in their sole and exclusive discretion, (i) make loan advances to the Borrower upon verbal or written authority of any Authorized Officer (as defined in the Loan and Security Agreement) or (ii) deliver loan proceeds by direct deposit to any demand deposit account of the Borrower with the Agent, or otherwise, as so directed, and that all such loans and advances as evidenced by the Agent's books, records and ledgers shall represent the binding obligations of the Borrower hereunder.

          Each of the Obligors (i) waives presentment for payment, demand, notice, protest, and diligence in collection or bringing suit and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note or any Collateral, and assents to any extension or postponement of the time of payment or any other indulgence under this Note, or with respect to any Collateral, to any substitution, exchange or release of any Collateral and/or to the release of any other party or person primarily or secondarily liable hereunder, and
     (ii) agrees to the application by the Bank ("Set Off Rights"), without prior notice, as payment or part payment of, or as an offset to, this Note or any Obligations, of all bank deposits, credits, other money, and property, whether or not due, of the Borrower or any Obligor at any time or from time to time credited, held or owed by the Bank, due from the Bank or in the possession, custody or control of the Bank in any capacity. The Bank shall be deemed to have exercised its Set Off Rights and to have made a charge against any such deposits, credits, money or property immediately upon the occurrence of an event of default under any of the Loan Documents even though such charge is made or entered on the books of the Bank subsequent thereto.

          The Borrower will pay on demand all reasonable costs of collection and reasonable attorneys' fees paid or incurred by the Bank and Agent in enforcing the Obligations of any Obligor.

          All parties now or hereafter liable for the payment of any of the indebtedness evidenced by this Note agree, by executing and endorsing this Note or by entering into or executing any agreement to pay any indebtedness hereby evidenced, that the Bank shall have the right, without notice and without in any way affecting the liability of any Obligor, to (a) accept partial payment, (b) exchange or release security or collateral, or (c) deal in any way at any time with any parties liable for the indebtedness or any other indulgences or forbearances whatsoever.

          In the event any payment of principal or interest received in payment of this Note and paid by the Borrower or any Obligor shall be deemed by final order of a court of competent jurisdiction to have been a voidable preference or fraudulent conveyance under the bankruptcy or insolvency laws of the United States, or otherwise due to any party, other than the Bank, then the obligation of the Borrower and the Obligors shall survive as an obligation due hereunder, and shall not be discharged or satisfied by said payment or payments, notwithstanding return by the Bank to said parties of this Note, or any guaranty, endorsement or the like.

          The Bank may assign and transfer this Note to any person, as provided in the Loan and Security Agreement.

          If any provision of this Note is deemed by any court having jurisdiction thereon invalid or unenforceable, the balance of this Note shall remain in effect; if any provision of this Note is deemed by any such court to be unenforceable because such provision is too broad in scope, such provision shall be construed to be limited in scope to the extent such court shall deem necessary to make it enforceable; and if any provision is deemed inapplicable by any such court to any person or circumstances, it shall nevertheless be construed to apply to all other persons and circumstances.

          No delay or omission on the part of the Bank or Agent in exercising any right hereunder shall operate as a waiver of such right or of any other right under this Note. No waiver of any right shall be effective unless in writing and signed by the Bank nor shall a waiver on one occasion be construed as a bar to or waiver of any such right on any future occasion.

          This document shall be construed in accordance with the substantive law of the Commonwealth of Massachusetts, without giving effect to the conflicts or choice of law provisions of Massachusetts or any other jurisdiction, and shall have the effect of a sealed instrument.

          The Borrower represents that the proceeds of this Note shall not be used for personal, family, household or agricultural purposes.

          PRIOR TO SIGNING THIS NOTE, THE BORROWER HAS READ AND UNDERSTOOD ALL OF THE PROVISIONS OF THIS NOTE AND AGREES TO THE TERMS OF THIS NOTE.


     WITNESS:                            LITCHFIELD FINANCIAL CORPORATION



     ______________________              By____________________________
                                          Its:  President

                                                                  Exhibit 10.151


                                 PROMISSORY NOTE

Principal       Loan Date     Maturity   Loan #   Call  Collateral  Account  Officer  Initials
8,000,000.00     01-13-97     01-15-98   11077     032   NOTES       2958    LK576    --------

Borrower:   Litchfield Financial Corporation       Lender: BSB  BANK & TRUST
            Box 544                                        Commercial Loan Dept.
            Williamstown, MA 01267                         58-68 Exchange St.(P.O.Box 1056
                                                           Binghamton, NY  13902


Principal Amount:  $8,000,000     Initial Rate:  9.500%   Date of Note : January 13, 1997




          PROMISE TO PAY. Litchfield Financial Corporation ("Borrower") promises to pay to BSB Bank and Trust Co. ("Lender"), or order, in lawful money of the United States of America, the principal amount of Eight Million & 00/100 Dollars ($8,000,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

          PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on January 15, 1998. In addition, Borrower will pay regular monthly payments of accrued unpaid interest beginning February 15, 1997, and all subsequent interest payments are due on the same day of each month after that. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

          VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is Lender's Prime Rate (the "Index"). This is the rate Lender charges, or would charge, on 90-day unsecured loans to the most creditworthy corporate customers. This rate may or may not be the lowest rate available from Lender ate any given time. Lender will tell Borrower the current index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The Index currently is 8.250% per annum. The interest rate to be applied to unpaid principal balance of this Note will be at a rate of
     1.250 percentage points over the Index, resulting in an initial rate of 9.500% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

          PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

          LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 4.000% of the unpaid portion of the regularly scheduled payment or $10.00, whichever is greater.

          DEFAULT.  Borrower will be in default if any of the following happens:
     (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Any representation or statement made or furnished to Lender or Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (g) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

          If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default: (a) cures the default within (15) days; or (b) if the cure requires more than fifteen (15) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

          LENDER RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, amy also, if permitted under applicable law, increase the variable interest rate on this Note to 2.250 percentage points over the Index. The interest rate will not exceed the maximum rate permitted by applicable law. Borrower agrees to pay all costs and expenses incurred by Lender to collect this Note. This includes, subject to any limits under applicable law, Lender's reasonable attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of New York. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of BROOME County, the State of New York. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding. or counterclaim brought by either Lender or Borrower against the other. This Note shall be governed by and construed in accordance with the laws of the State of New York.

          RIGHT OF SETOFF. In addition to Lender's right of setoff arising by operation of law, Borrower grants to Lender a contractual possessory security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to,

     Borrower's accounts with Lender (whether checking, savings, or some other account and whether evidenced by a certificate of deposit), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

          COLLATERAL. This Note is secured by INDIVIDUAL NOTES ORIGINATED OR PURCHASED BY LITCHFIELD, TOGETHER WITH ALL PROCEEDS OF COLLATERAL. If there is any inconsistency between the terms and conditions of this Note and the terms and conditions of the collateral documents, the terms and conditions of this Note shall prevail.

          LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note may be requested only in writing by Borrower or by an authorized person. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: RICHARD A. STRATTON, PRESIDENT; HEATHER A. SICA, EXECUTIVE VICE PRESIDENT; RONALD RABIDOU, CHIEF FINANCIAL OFFICER; NORAH BRESETT, CONTROLLER; and JENNIFER FIELD, SENIOR ACCOUNTANT. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instruction of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligations to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any Guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; or (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender.

          GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

          PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.


     Borrower:
     LITCHFIELD FINANCIAL CORPORATION

     By:  ________________________________________
          Richard A. Stratton, President

     By:  ________________________________________
          Heather A. Sica, Executive Vice President

     By:  ________________________________________
          Ronald E. Rabidou, Chief Financial Officer

     By:  _________________________________________
          Norah K. Bresett, Controller

     By:  _________________________________________
          Jennifer A. Field, Senior Accountant