Form 10-Q
period 1997-03-31
LITCHFIELD FINANCIAL CORP /MA
filed 1997-05-14
CIK 882515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                         Commission File Number: 0-19822


                        LITCHFIELD FINANCIAL CORPORATION
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


                   MASSACHUSETTS                   04-3023928
     __________________________________   ____________________________________
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
      of incorporation or organization)


               789 MAIN ROAD, STAMFORD, VT               05352
      ___________________________________________________________
      (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code: (802) 694-1200
                                                           ______________


              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ___       ___

As of May 12, 1997, 5,536,651 shares of common stock of Litchfield Financial Corporation were outstanding.

                    LITCHFIELD FINANCIAL CORPORATION
                               FORM 10-Q

                      QUARTER ENDED MARCH 31, 1997

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

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS





                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                        LITCHFIELD FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                         (in 000's except share amounts)

                                                       March 31,    December 31,
                                                         1997          1996
                                                      ___________   ____________
                                                      (unaudited)
                                 ASSETS
Cash and cash equivalents                                $ 8,586         $ 5,557
Restricted cash                                           20,827          18,923
Loans held for sale, net of allowance for
loan losses of $827 in 1997 and $817 in 1996              12,895          12,260
Loans held for investment, net of allowance
 for loan losses of $1,385 in 1997 and $1,200
 in 1996                                                  90,969          79,996
Retained interests in loan sales                          28,285          28,912
Other assets                                               7,467           7,041
                                                        --------        --------
     Total assets                                       $169,029        $152,689
                                                        ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit                                      $ 47,529        $ 36,299
   Term note payable                                       6,903           7,428
   Accounts payable and accrued liabilities                6,982           3,811
   Dealer/developer reserves                              10,631          10,628
   Deferred income taxes                                   5,472           5,080
                                                        --------        --------
                                                          77,517          63,246
                                                        --------        --------

   10% Notes due 2002                                     12,785          12,785
   8 7/8 % Notes due 2003                                 15,930          15,930
   10% Notes 2004                                         18,280          18,280
                                                         -------         -------
                                                          46,995          46,995
                                                         -------         -------

Stockholders' equity:
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares,
     none issued and outstanding                             ---             ---
   Common stock, $.01 par value;
     authorized 8,000,000 shares,
     5,525,251 shares issued and
     outstanding in 1997 and 5,444,399
     shares issued and outstanding in 1996                    55              54
   Additional paid in capital                             35,321          34,633
   Net unrealized gain on retained
       interests in loan sales                               235             ---
   Retained earnings                                       8,906           7,761
                                                          -------        -------
     Total stockholders' equity                           44,517          42,448
                                                         --------       --------
     Total liabilities and stockholders' equity          $169,029       $152,689
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

                                                                       FORM 10-Q


                        LITCHFIELD FINANCIAL CORPORATION
                       Consolidated Statements of Income
                 (in 000's except share and per share amounts)
                                   Unaudited


                                                    Three Months Ended March 31,
                                                    ____________________________
                                                              1997          1996
                                                              ____          ____
Revenues:
   Interest income                                          $4,546        $3,292
   Gain on sale of loans                                     1,504           880
   Servicing and other fee income                              357           478
                                                            ------        ------
                                                             6,407         4,650
                                                            ======        ======
Expenses:
   Interest expense                                          2,394         1,529
   Salaries and employee benefits                              813           737
   Other operating expenses                                    903           664
   Provision for loan losses                                   435           425
                                                            ------        ------
                                                             4,545         3,355
                                                            ------        ------

Income before income taxes                                   1,862         1,295
Provision for income taxes                                     717           497
                                                            ------        ------
Net income                                                  $1,145        $  798
                                                            ======        ======


Primary and fully-diluted net income per common share      $   .20       $   .14
                                                           =======       =======


Fully diluted weighted average number of shares          5,791,669     5,700,891





















     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


                        LITCHFIELD FINANCIAL CORPORATION
                Consolidated Statements of Stockholders' Equity
                                   (in 000's)
                                   Unaudited












                                                            Net Unrealized
                                                            Gain on
                                              Additional    Retained
                                  Common      Paid In       Interests in     Retained
                                   Stock      Capital       Loan  Sales      Earnings       Total
                                  ______     _________      ____________     ________     _______

Balance, December 31, 1996           $54       $34,633          $  ---         $7,761     $42,448

  Issuance of  80,852 shares
     of common stock                   1           688             ---            ---         689

  Net unrealized gain on
     retained interests in
     loan sales                      ---           ---             235            ---         235

  Net income                         ---           ---             ---          1,145       1,145
                                   -----       -------            ----         ------     -------
Balance, March 31, 1997              $55       $35,321            $235         $8,906     $44,517
                                   =====       =======            ====         ======     =======












     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (in 000's)
                                    Unaudited

                                                                Three Months Ended March 31,
                                                                ____________________________
                                                                           1997        1996
                                                                       _________     ________

Cash flows from operating activities:
    Net income                                                          $  1,145       $ 798
    Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
      Gain on sale of loans                                               (1,504)       (880)
      Amortization and depreciation                                          129         145
      Amortization of retained interests in loan sales                     1,014         654
      Provision for loan losses                                              435         425
      Deferred income taxes                                                  392          49
      Net changes in operating assets and liabilities:
         Restricted cash                                                  (1,904)     (1,534)
         Loans held for sale                                                (547)     (6,185)
         Retained interests in loan sales                                   (132)       (235)
         Dealer/developer reserves                                             3        (137)
         Net change in other assets and liabilities                        2,110        (116)
                                                                           -----      -------
      Net cash provided by (used in) operating activities                  1,141      (7,016)
                                                                           -----      -------
Cash flows from investing activities:
    Redemption of investments held to maturity                                16           24
    Net originations and principal payments on loans
       held for investment                                               (10,973)      (9,008)
    Collections on retained interests in loan sales                        1,499          ---
    Capital expenditures and other assets                                   (48)          (12)
                                                                         --------     --------
       Net cash used in investing activities                              (9,506)      (8,996)
                                                                         --------     --------

Cash flows from financing activities:
    Net borrowings on lines of credit                                     11,230        2,400
    Payments on term note                                                   (525)        (447)
    Net proceeds from issuance of common stock                               689           28
                                                                         --------    --------
      Net cash provided by financing activities                           11,394        1,981
                                                                         --------    --------

Net increase (decrease) in cash and cash equivalents                       3,029      (14,031)
Cash and cash equivalents, beginning of period                             5,557       18,508
                                                                        --------    ---------
Cash and cash equivalents, end of period                                $  8,586    $   4,477
                                                                        ========    =========
Supplemental Schedule of Noncash Financing
and Investing Activities:
    Transfers from loans to real estate
    acquired through foreclosure                                         $   447    $    107
                                                                         =======    ========
Supplemental Cash Flow Information:
    Interest paid                                                       $  2,300    $  1,522
                                                                        ========    ========
    Income taxes paid                                                   $    325    $    443
                                                                        ========    ========











     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A. Basis of Presentation

      The accompanying unaudited consolidated interim financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1996.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Under the new standard, primary earnings per share would have been $.01 per share higher for each of the quarters ended March 31, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.



B.  Gain on Sale of  Loans and Retained Interests in Loan Sales

      The Company adopted the requirements of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for transfers of receivables. There was no effect on net income in the first quarter as a result of adopting the standard. The Company has reclassified as retained interests in loan sales certain subordinated pass-through certificates, interest only strips and recourse obligations in connection with adopting the standard.

      Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. The Company carries any retained interests in the transferred assets at an allocated amount of the previous carrying amount. Newly created interests which consist primarily of interest only strips and recourse obligations are initially recorded at fair value. The previous carrying amount is allocated between the assets sold and any retained interests based on their relative fair values at the date of transfer. Retained interests in transferred assets consist primarily of subordinate portions of the principal balance of transferred assets.

      The Company estimates fair value using discounted cash flow analysis (using a discount rate commensurate with the risks involved), because quoted market prices are not available. The Company's analysis incorporates assumptions that market participants would use in their estimates of future cash flows

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



including assumptions about interest, defaults and prepayment rates. The Company considers retained interests in loan sales, such as subordinated pass-through certificates and interest only strips, as available for sale because such interests are subject to prepayment.

      There is generally no servicing asset or liability because the Company estimates that the benefits of servicing are just adequate to compensate it for its servicing responsibilities.

      Since its inception, the Company has sold $261,494,000 of loans at face value ($249,451,000 through December 31, 1996). The principal amount remaining on the loans sold was $131,162,000 at March 31, 1997 and $129,619,000 at
December 31, 1996. The Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.


     The Company's undiscounted exposure to loss on loans sold in the event of nonperformance by the consumer, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $8,698,000 at March 31, 1997 ($8,780,000 at December 31, 1996). The Company
repurchased $335,000 and $115,000 of loans under the recourse provisions of loan sales during the three months ended March 31, 1997 and 1996, respectively, and $991,000 during the year ended December 31, 1996. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of March 31, 1997, $19,616,000 of the Company's cash was restricted as credit enhancements in connection with certain securitization programs.

     The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 41 and 50 states, respectively. The Serviced Portfolio consists of the principal of Land, VOI and Dealer/Other Loans serviced by or on behalf of the Company. At March 31, 1997, 15.6% of the portfolio by collateral location was located in Texas, and 14.1% and 14.0% of the portfolio by borrower location was located in Texas and Florida, respectively. No other state accounted for more than 10.0% of the total.



C. Allowance for loan losses

The total allowance for loan losses consists of the following:

                                             March 31,          December 31,
                                                 1997              1996
                                            ___________          ___________
     Allowance for losses on loans
       held for sale                          $ 827,000           $  817,000
     Allowance for losses on loans
       held for investment                    1,385,000            1,200,000
     Recourse obligation on retained
       interests in loan sales                2,414,000            2,511,000
                                             ----------           ----------
                                             $4,626,000           $4,528,000
                                             ==========           ==========

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


D.  Debt

      At March 31, 1997, the Company had a secured line of credit of $30,000,000 from BankBoston, as lead agent, and Fleet Bank. The Company can elect to borrow all or part of the outstanding balance on the line of credit at either the Banks' prime interest rate or the Eurodollar rate plus 2%. Outstanding borrowings under the line of credit were $30,000,000 and $26,200,000 at March 31, 1997 and December 31, 1996, respectively. At December 31, 1996 the outstanding borrowings were $26,200,000. This line of credit is secured by consumer receivables and other secured loans. The line of credit matured in April 1997 and the Company was granted a thirty day extension. The Company is currently negotiating a renewal and an amendment to the existing line of credit which is expected to close in May 1997. The amendment is to increase the amount of the line of credit and to extend the maturity of the line beyond one year. However, no assurance can be given that such renewal or amendment will be closed.

      In January 1997, an additional secured line of credit was increased to $8,000,000 with another financial institution at that institution's prime rate of interest plus 1.25%. This line of credit matures in January 1998. There were no outstanding borrowings on this line of credit at March 31, 1997 and December 31, 1996. This line of credit is secured by consumer receivables and other secured loans.

      In January 1997, the secured line of credit with the Bank of Scotland was increased to $20,000,000. Interest is payable quarterly in arrears at the Bank's prime interest rate plus 1%. The outstanding borrowings under this facility at March 31, 1997 and December 31, 1996 were $13,400,000 and $8,300,000, respectively. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999. The outstanding balance at March 31, 1997 was paid in full in April 1997.

      On March 5, 1997, the Company entered into a $25,000,000 secured line of credit with Green Tree Financial Servicing Corporation. The outstanding borrowings at March 31, 1997 were $3,214,000. The facility is secured by loans to developers of VOI resorts for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Interest is payable monthly in arrears at the thirty day LIBOR rate plus 3.75% for Facility A and at the thirty day LIBOR rate plus 2% for Facility B. Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

      On March 21, 1997, the Company entered into a $3,000,000 secured line of credit with an additional financial institution. Interest is payable monthly in arrears at the Bank's base rate plus 1%. This line of credit is secured by consumer receivables and other secured loans and matures in March 1998. There were no outstanding borrowings at March 31, 1997.

      The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

      The Company also has a revolving  line of credit and sale facility as part
of  an  asset  backed   commercial   paper   facility   with   Holland   Limited

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Securitization, Inc. ("HLS") a multi-seller commercial paper issuer sponsored by Internationale Nederlanden (U.S.) Capital Markets, Inc. ("ING"). In October 1996 the Company amended the HLS facility to increase the facility to $100,000,000, subject to certain terms and conditions, reduce certain credit enhancement requirements and expand certain loan eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the HLS facility at any time cannot exceed $100,000,000. The HLS facility expires in June 1998.

      In connection with the HLS facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of March 31, 1997, the outstanding balance of eligible loans sold under the facility was $65,939,000. Outstanding borrowings under the line of credit at March 31, 1997 and December 31, 1996 were $915,000 and $1,799,000, respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

      On March 21, 1997, the Company closed an additional revolving line of credit and sale facility of $25,000,000 with BankBoston's commercial paper conduit, EagleFunding Capital Corporation ("EFCC"). The EFCC facility, which expires in March 2000, is subject to certain terms and conditions, credit enhancement requirements and loan eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the EFCC facility at any time cannot exceed $25,000,000.

      In connection with the EFCC facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1995 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with or sells the loans to EFCC. EFCC issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. EFCC is not affiliated with the Company or its affiliates. As of March 31, 1997 the outstanding balance of the eligible loans previously sold under the facility was $10,700,000. There were no amounts borrowed under the line of credit as of March 31, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

      During the first quarter of 1995, the Company issued a 10.43% promissory note with an initial balance of $12,500,000 to an insurance company. Principal is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $6,903,000 and $7,428,000 at March 31, 1997 and December 31, 1996, respectively. As of March 31, 1997 the approximate value of the underlying collateral was $12,776,000.

      In April 1997, the Company issued unsecured notes with an initial principal balance of $20,000,000 to Teachers Insurance and Annuity Association ("TIAA"). Interest is payable at 9.3% semiannually in arrears. The notes requires principal reductions of $7,500,000, $6,000,000, $6,000,000 and $500,000
in March 2001, 2002, 2003 and 2004, respectively. The proceeds were used to repay the outstanding balance on the line of credit with the Bank of Scotland and a portion of the outstanding balance on the line of credit with BankBoston.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 2.    MANAGEMENT'S   DISCUSSION   AND  ANALYSIS OF  FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


      Litchfield Financial Corporation (the "Company") is a specialty finance company which provides financing for the purchase of rural and vacation properties ("Land Loans") and financing of vacation ownership interests ("VOI Loans"), popularly known as timeshare interests. In addition, the Company makes loans to rural land dealers and resort developers secured by consumer receivables and other secured loans (collectively "Dealer/Other Loans").

      The principal sources of the Company's revenues are (i) interest and fees on loans, (ii) gain from the sale of loans and (iii) servicing and other fee income. Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.


Results of Operations

      The following  table sets forth the percentage  relationship  to revenues,
unless  otherwise  indicated,   of  certain  items  included  in  the  Company's
statements of income.

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1997               1996
                                                        ----               ----

     Revenues:
        Interest and fees on loans                      70.9%              70.8%
        Gain on sale of  loans                          23.5               18.9
        Servicing and other income                       5.6               10.3
                                                       -----               -----
                                                       100.0               100.0
                                                       -----               -----
     Expenses:
        Interest expense                                37.3               32.9
        Salaries and employee benefits                  12.7               15.9
        Other operating expenses                        14.1               14.3
        Provision for loan losses                        6.8                9.1
                                                       -----               -----
                                                        70.9               72.2
                                                       -----               -----

     Income before income taxes                         29.1               27.8
     Provision for income taxes                         11.2               10.6
                                                       ------             ------
     Net income                                         17.9%              17.2%
                                                       ======             ======



      Revenues increased 37.8% to $6,407,000 for the three months ended March 31, 1997, from $4,650,000 for the same period in 1996. Net income for the three months ended March 31, 1997 increased 43.5% to $1,145,000 compared to $798,000 for the same period in 1996. Net income as a percentage of revenues increased to 17.9% for the three months ended March 31, 1997 compared to 17.2% for the three

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

months ended March 31, 1996. Loan originations grew 36.9% to $36,063,000 for the three months ended March 31, 1997 from $26,350,000 for the same period in 1996. The Serviced Portfolio increased 39.7% to $256,192,000 at March 31, 1997 from $183,448,000 at March 31, 1996.

      Interest and fees on loans increased 38.1% to $4,546,000 for the three months ended March 31, 1997 from $3,292,000 in 1996, primarily as the result of the increase in loans held for investment and retained interests in loan sales. Interest and fees on loans, retained interests in loan sales, and cash and investments comprised 74.4%, 19.6%, and 6.0%, respectively, of interest and fees on loans for the three months ended March 31, 1997, compared with 67.2%, 22.9%, and 9.9%, respectively, for the same period in the prior year. Interest earned on loans and retained interests in loan sales increased 52.9% and 18.2%, respectively, for the first three months of 1997 compared to the first three months of 1996. Interest earned on cash and investments decreased 16.4% for the three months ended March 31, 1997 compared to the same period in 1996. The average rate earned on loans owned and retained interests in loan sales decreased to 12.4% for the three months ended March 31, 1997 from 13.3% for the three months ended March 31, 1996, primarily due to the effect of the growth in Dealer/Other Loans as a percentage of the Serviced Portfolio. Dealer/Other Loan yields are usually less than Land Loan or VOI Loan yields, but Dealer/Other Loans servicing costs and loan losses are generally less as well.

      Gain on the sale of loans increased 70.9% to $1,504,000 for the three months ended March 31, 1997 from $880,000 in the same period in 1996. The volume of loans sold increased 127.3% to $12,043,000 for the three months ended March 31, 1997 from $5,299,000 during the corresponding period in 1996. Gain on sale of loans increased less than the volume of loans sold primarily due to the lower amount of discount relating to loans sold and, to a lesser extent, the lower spread between the coupon rate of the loans sold and the pass-through rate.

      Loans serviced for others increased 26.2% to $131,162,000 as of March 31, 1997 from $103,952,000 at March 31, 1996. Servicing and other fee income decreased 25.3% to $357,000 for the three months ended March 31, 1997, from $478,000 compared to the same period in 1996. Servicing and other fee income decreased despite the increase in loans serviced for others due to a decrease in the average servicing fee per loan. In connection with the Company's continued growth, the Company decided to subcontract its servicing rights in order to avoid incurring additional fixed overhead costs associated with such servicing. Accordingly, the Company subcontracted, to an unaffiliated third party, the servicing of VOI Loans in 1995 and Land and Dealer/Other Loans in April 1996.

      Interest expense increased 56.6% to $2,394,000 during the three months ended March 31 , 1997 from $1,529,000 for the same period in 1996. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by a decrease in average rates. During the three months ended March 31, 1997, borrowings averaged $98,952,000 at an average rate of 8.9% as compared to $57,602,000 and 9.8%, respectively, for the three months ended March 31,1996. Interest expense includes the amortization of deferred debt issuance costs.

      Salaries and employee benefits increased 10.3% to $813,000 for the three months ended March 31, 1997 from $737,000 for the same period in 1996 because of an increases in the number of employees in 1997 and, to a lesser extent, an increase in salaries. The number of full time equivalents increased to 61 at March 31, 1997 compared to 53 at March 31, 1996. Personnel costs as a percentage of revenues decreased to 12.7% for the three months ended March 31, 1997 compared to 15.9% for the same period in 1996 primarily as a result of subcontracting of servicing to a third party.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Other operating expenses increased 36.0% to $903,000 for the three months ended March 31, 1997 from $664,000 for the same period in 1996 primarily as the result of subcontracting of servicing to a third party. As a percentage of revenues, other operating expenses decreased slightly to 14.1% for the first three months in 1997 compared to 14.3% for the first three months in 1996.

      During the three months ended March 31, 1997, the Company increased its provision for loan losses 2.4% to $435,000 from $425,000 for the same period in 1996. The provision for loan losses increased less than the increase in loans owned and retained interests in loan sales because of the growth in Dealer/Other Loans as a percentage of the serviced portfolio. Dealer/Other Loans have experienced significantly lower delinquency and default rates than Land Loans and VOI Loans.



Liquidity and Capital Resources

      The Company's business requires continued access to short and long-term sources of debt financing and equity capital. The Company's principal cash requirements arise from loan originations, repayment of debt on maturity, payments of operating and interest expenses and loan repurchases. The Company's primary sources of liquidity are loan sales, short-term borrowings under secured lines of credit, long-term debt and equity offerings and cash flows from operations.

      In connection with certain loan sales, the Company commits to repurchase from investors any such loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $8,698,000 of loans at March 31, 1997 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $335,000 and $155,000 of such loans under the recourse provisions of loan sales during the three months ended March 31, 1997 and 1996, respectively. As of March 31, 1997, $19,616,000 of the Company's cash was restricted as credit enhancements in connections with certain securitization programs.

      The Company funds its loan purchases in part with borrowings under various bank lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. At March 31, 1997, the Company had a secured line of credit of $30,000,000 from BankBoston, as lead agent, and Fleet Bank. The Company can elect to borrow all or part of the outstanding balance on the line of credit at either the Banks' prime interest rate or the Eurodollar rate plus 2%. Outstanding borrowings under the line of credit were $30,000,000 and $26,200,000 at March 31, 1997 and December 31, 1996, respectively. At December 31, 1996 the outstanding borrowings were $26,200,000. This line of credit is secured by consumer receivables and other secured loans. The line of credit matured in April 1997 and the Company was granted a thirty day extension. The Company is currently negotiating a renewal and an amendment to the existing line of credit which is expected to close in May 1997. The amendment is to increase the amount of the line of credit and to extend the maturity of the line beyond one year. However, no assurance can be given that such renewal or amendment will be closed.

      In January 1997, an additional secured line of credit was increased to $8,000,000 with another financial institution at that institution's prime rate

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of interest plus 1.25%. This line of credit matures in January 1998. There were no outstanding borrowings on this line of credit at March 31, 1997 and December 31, 1996. This line of credit is secured by consumer receivables and other secured loans.

      In January 1997, the secured line of credit with the Bank of Scotland was increased to $20,000,000. Interest is payable quarterly in arrears at the Bank's prime interest rate plus 1%. The outstanding borrowings under this facility at March 31, 1997 and December 31, 1996 were $13,400,000 and $8,300,000, respectively. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999. The outstanding balance at March 31, 1997 was paid in full in April 1997.

      On March 5, 1997, the Company entered into a $25,000,000 secured line of credit with Green Tree Financial Servicing Corporation. The outstanding borrowings at March 31, 1997 were $3,214,000. The facility is secured by loans to developers of VOI resorts for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Interest is payable monthly in arrears at the thirty day LIBOR rate plus 3.75% for Facility A and at the thirty day LIBOR rate plus 2% for Facility B. Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

      On March 21, 1997, the Company entered into a $3,000,000 secured line of credit with an additional financial institution. Interest is payable monthly in arrears at the Bank's base rate plus 1%. This line of credit is secured by consumer receivables and other secured loans and matures in March 1998. There were no outstanding borrowings at March 31, 1997.

      The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

      The Company also has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with Holland Limited Securitization, Inc. ("HLS") a multi-seller commercial paper issuer sponsored by Internationale Nederlanden (U.S.) Capital Markets, Inc. ("ING"). In October 1996 the Company amended the HLS facility to increase the facility to $100,000,000, subject to certain terms and conditions, reduce certain credit enhancement requirements and expand certain loan eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the HLS facility at any time cannot exceed $100,000,000. The HLS facility expires in June 1998.

      In connection with the HLS facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with HLS or sells the loans to HLS. HLS issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. HLS is not affiliated with the Company or its affiliates. As of March 31, 1997, the outstanding balance of eligible loans sold under the facility was $65,939,000. Outstanding borrowings under the line of credit at March 31, 1997 and December 31, 1996 were $915,000 and $1,799,000, respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

      On March 21, 1997, the Company closed an additional revolving line of credit and sale facility of $25,000,000 with BankBoston's commercial paper conduit, EagleFunding Capital Corporation ("EFCC"). The EFCC facility, which expires in March 2000, is subject to certain terms and conditions, credit

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

enhancement   requirements  and  loan  eligibility  criteria.   The  outstanding
aggregate balance of the loans pledged and sold under the EFCC facility at any time cannot exceed $25,000,000.

      In connection with the EFCC facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1995 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with or sells the loans to EFCC. EFCC issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. EFCC is not affiliated with the Company or its affiliates. As of March 31, 1997 the outstanding balance of the eligible loans previously sold under the facility was $10,700,000. There were no amounts borrowed under the line of credit as of March 31, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

      During the first quarter of 1995, the Company issued a 10.43% promissory note with an initial balance of $12,500,000 to an insurance company. Principal is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $6,903,000 and $7,428,000 at March 31, 1997 and December 31, 1996, respectively. As of March 31, 1997 the approximate value of the underlying collateral was $12,776,000.

      In April 1997, the Company issued unsecured notes with an initial principal balance of $20,000,000 to Teachers Insurance and Annuity Association ("TIAA"). Interest is payable at 9.3% semiannually in arrears. The notes requires principal reductions of $7,500,000, $6,000,000, $6,000,000 and $500,000
in March 2001, 2002, 2003 and 2004, respectively. The proceeds were used to repay the outstanding balance on the line of credit with the Bank of Scotland and a portion of the outstanding balance on the line of credit with BankBoston.

      The Company manages its exposure to changes in interest rates by attempting to match its proportion of fixed versus variable rate assets, liabilities and loan sale facilities. The Company has further mitigated its interest rate exposure due to interest rate declines by instituting interest rate floors on certain of its adjustable rate loans.

      Historically, the Company has not required major capital expenditures to support its operations.



Credit Quality and Allowances for Loan Losses

      The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and possible future losses on such assets. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio were 1.31% as of March 31, 1997 compared with 1.34% at December 31, 1996 and 1.75% at March 31, 1996. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. A provision for loan losses is recorded in an amount deemed sufficient

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $4,626,000 at March 31, 1997 compared to $4,528,000 at December 31, 1996. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at March 31, 1997 decreased slightly to 1.81% from 1.87% at December 31, 1996.

      As part of the Company's financing of Land Loans and VOI Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Land Loan or a VOI Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,631,000 and $10,628,000 at March 31, 1997 and December 31, 1996,
respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


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

           None

Item 3.  Defaults Upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on April 25, 1997, Richard A. Stratton and James Westra each were elected to serve as directors of the Company for a term expiring at the 2000 Annual Meeting by a vote of 4,751,082 and 4,751,072 shares voting for their election and 6,180 and 6,190 shares abstaining, respectively. In addition, the stockholders approved by a vote of 4,731,709 shares for, 11,163 shares against, and 14,390 shares abstaining, Ernst & Young LLP as the Company's independent public accountants for 1997.

        The Company solicited proxies for the Annual Meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Company's nominees for director, and all nominees were elected.

Item 5.  Other Information

           None

Item 6.    (a) Exhibits

           The following exhibits are filed herewith:

        10.152- Master revolving credit promissory note dated as of March 21, 1997 between Litchfield Financial Corporation and Republic Bank in the principal amount of $3,000,000.

        10.153- Wholesale warehouse loan and mortgage security agreement dated as of March 21, 1997 between Litchfield Financial Corporation and Republic Bank in the principal amount of $3,000,000.

        11.1  - Statement re: computation of earnings per share

        27.1  - Financial Data Schedule

        (b) Reports on Form 8-K

        None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITCHFIELD FINANCIAL CORPORATION




DATE: May 12, 1997                /s/ Richard A.Stratton
                                  ----------------------

                                  RICHARD A. STRATTON
                                  Chief Executive Officer,
                                  President and Director





DATE: May 12, 1997                /s/ Ronald E.Rabidou
                                  --------------------

                                  RONALD E. RABIDOU
                                  Chief Financial Officer