Form 10-Q
period 1997-06-30
LITCHFIELD FINANCIAL CORP /MA
filed 1997-08-13
CIK 882515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended JUNE 30, 1997
                                                   -------------

                          Commission File Number: 0-19822
                                                  -------

                        LITCHFIELD FINANCIAL CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                              04-3023928
        ---------------------------------  -----------------------------------
          (State or other jurisdiction     (I.R.S.Employer Identification No.)
        of incorporation or organization)


               789 MAIN ROAD, STAMFORD, VT                             05352
             -----------------------------------------------------------------
             (Address of principal executive offices)               (Zip Code)


         Registrant's telephone number, including area code: (802) 694-1200
                                                             --------------

                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X   No
                                        ---    ---
As of August 12, 1997, 5,623,326 shares of common stock of Litchfield Financial Corporation were outstanding.

                        LITCHFIELD FINANCIAL CORPORATION
                                     FORM 10-Q

                            QUARTER ENDED JUNE 30, 1997

                                       INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                                            3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                              18

     Item 2.   Changes in Securities                                          18

     Item 3.   Defaults Upon Senior Securities                                18

     Item 4.   Submission of Matters to a Vote of Security Holders            18

     Item 5.   Other Information                                              18

     Item 6.   Exhibits and Reports on Form 8-K                               18


SIGNATURES                                                                    19

                                                                       FORM 10-Q


                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                        LITCHFIELD FINANCIAL CORPORATION
                            Consolidated Balance Sheets
                          (in 000's except share amounts)

                                                          June 30,  December 31,
                                                            1997        1996
                                                        ----------  ------------
                                                        (unaudited)
                                     ASSETS
Cash and cash equivalents................................. $ 7,061      $  5,557
Restricted cash ..........................................  21,364        18,923
Loans held for sale, net of allowance for loan losses of
   $1,406 in 1997 and $817 in 1996........................  20,475        12,260
Other loans, net of allowance for loan losses of
   $1,500 in 1997 and $1,200 in 1996......................  91,750        79,996
Retained interests in loan sales..........................  27,759        28,912
Other ....................................................   6,901         7,041
                                                          --------      --------
      Total assets........................................$175,310      $152,689
                                                          ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit........................................$ 34,287      $ 36,299
   Term note payable......................................   6,396         7,428
   Accounts payable and accrued liabilities...............   3,981         3,811
   Dealer/developer reserves..............................  10,626        10,628
   Deferred income taxes..................................   6,035         5,080
                                                          --------      --------
                                                            61,325        63,246
                                                          --------      --------

   9.3% Notes ............................................  20,000           ---
   10% Notes due 2002.....................................  12,785        12,785
   8 7/8 % Notes due 2003.................................  15,317        15,930
   10% Notes due 2004.....................................  18,280        18,280
                                                          --------      --------
                                                            66,382        46,995
                                                          --------      --------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000
      shares, none issued and outstanding.................     ---           ---
   Common stock, $.01 par value; authorized 8,000,000
      shares, 5,616,372 shares issued and outstanding in
      1997 and 5,444,399 shares issued and outstanding
      in 1996.............................................      56            54
   Additional paid in capital.............................  36,238        34,633
   Net unrealized gain on retained interests in loan sales     523           ---
   Retained earnings .....................................  10,786         7,761
                                                          --------      --------
      Total stockholders' equity..........................  47,603        42,448
                                                          --------      --------
      Total liabilities and stockholders' equity..........$175,310      $152,689
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

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                         Consolidated Statements of Income
                   (in 000's except share and per share amounts)
                                     Unaudited


                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                           1997            1996
                                                          ------          ------
Revenues:
   Interest and fees on loans..........................   $4,783          $3,348
   Gain on sale of loans...............................    2,563           2,474
   Servicing and other fee income......................      345             279
                                                          ------          ------
                                                           7,691           6,101
                                                          ------          ------
Expenses:
   Interest expense....................................    2,648           1,768
   Salaries and employee benefits......................      833             645
   Other operating expenses............................      853             618
   Provision for loan losses...........................     300              529
                                                          ------          ------
                                                           4,634           3,560
                                                          ------          ------

Income before income taxes.............................    3,057           2,541
Provision for income taxes.............................    1,177             977
                                                          ------          ------
Net income.............................................   $1,880          $1,564
                                                          ======          ======


Primary and fully-diluted net income per common share .   $  .32          $  .27
                                                          ======          ======

Fully-diluted weighted average number of shares........5,917,911       5,708,191











       See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                         Consolidated Statements of Income
                   (in 000's except share and per share amounts)
                                     Unaudited


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                             1997           1996
                                                            ------        ------
Revenues:
   Interest and fees on loans..........................     $9,329        $6,640
   Gain on sale of loans...............................      4,067         3,354
   Servicing and other fee income......................        702           757
                                                            ------        ------
                                                            14,098        10,751
                                                            ------        ------
Expenses:
   Interest expense....................................      5,042         3,297
   Salaries and employee benefits......................      1,646         1,382
   Other operating expenses............................      1,756         1,282
   Provision for loan losses...........................        735           954
                                                            ------        ------
                                                             9,179         6,915
                                                            ------        ------

Income before income taxes.............................      4,919         3,836
Provision for income taxes.............................      1,894         1,474
                                                           -------        ------
Net income.............................................     $3,025        $2,362
                                                           =======        ======


Primary and fully-diluted net income per common share .     $  .52        $  .41
                                                           =======        ======

Fully-diluted weighted average number of shares........  5,861,180     5,698,866



















       See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                  Consolidated Statements of Stockholders' Equity
                                   (in 000's)
                                   Unaudited













                                                         Net
                                                      Unrealized
                                                       Gain on
                                                       Retained
                                          Additional  Interests
                                   Common   Paid In       in    Retained
                                    Stock  Capital   Loan Sales Earnings  Total
                                   ------  --------- ---------- -------- -------

Balance, December 31, 1996........   $54    $34,633    $  ---   $ 7,761  $42,448

   Issuance of  171,973 shares
     of common stock .............     2      1,605       ---       ---    1,607

   Net unrealized gain on retained
     interests in loan sales......   ---        ---       523       ---      523

   Net income.....................   ---        ---       ---     3,025    3,025
                                   -----    -------    ------   -------  -------

Balance, June 30, 1997.........      $56    $36,238      $523   $10,786  $47,603
                                   =====    =======    ======   =======  =======
















       See accompanying notes to unaudited consolidated financial statements.

                        LITCHFIELD FINANCIAL CORPORATION
                       Consolidated Statements of Cash Flows
                                   (in 000's)
                                     Unaudited

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                              1997         1996
                                                             ------      -------
Cash flows from operating activities:
    Net income...........................................    $3,025      $2,362
    Adjustments to reconcile net income to net cash used
    in operating activities:
       Gain on sale of loans.............................    (4,067)     (3,354)
       Amortization and depreciation.....................       332         296
       Amortization of retained interests in loan sales..     2,061       1,364
       Provision for loan losses.........................       735         954
       Deferred income taxes.............................       955         130
       Net changes in operating assets and liabilities:
          Restricted cash................................    (2,441)        133
          Loans held for sale............................    (8,300)      1,327
          Retained interests in loan sales...............       470      (3,071)
          Dealer/developer reserves......................        (2)       (414)
          Net change in other assets and liabilities.....       753      (2,891)
                                                             -------     -------
       Net cash used in operating activities.............    (6,479)     (3,164)
                                                             -------     -------

Cash flows from investing activities:
    Redemption of investments held to maturity...........        32          71
    Net originations and principal payments on other loans  (27,379)    (19,834)
    Other loans sold.....................................    15,325         ---
    Collections on retained interests in loan sales......     2,534         142
    Capital expenditures and other assets................      (479)        (72)
                                                             -------    --------
        Net cash used in investing activities............    (9,967)    (19,693)
                                                             -------    --------

Cash flows from financing activities:
    Net borrowings (payments) on lines of credit.........    (2,012)     11,145
    Proceeds from issuance of 9.3% Notes.................    20,000         ---
    Retirement  of  long-term  Notes.....................      (613)       (283)
    Payments on term note................................    (1,032)     (1,067)
    Net proceeds from issuance of common stock...........     1,607          42
                                                             -------     -------
       Net cash provided by financing activities.........    17,950       9,837
----                                                         -------     -------

Net increase (decrease) in cash and cash equivalents.....     1,504     (13,020)
Cash and cash equivalents, beginning of period...........     5,557      18,508
                                                             ------     --------
Cash and cash equivalents, end of period.................    $7,061      $5,488
                                                             ======     ========

Supplemental Schedule of Noncash Financing and Investing Activities:
    Exchange of loans for retained interests in loan sales . $  364      $2,785
                                                             ======      =======
    Transfers from loans to real estate acquired through     $  516      $  170
    foreclosure............................................. ======      =======

Supplemental Cash Flow Information:
    Interest paid........................................    $4,339      $3,059
                                                             ======      =======
    Income taxes paid....................................    $  937      $  840
                                                             ======      =======




       See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. Basis of Presentation

      The accompanying unaudited consolidated interim financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1996.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Primary earnings per share is replaced by basic earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Under the new standard, basic earnings per share would have been $.02 per share higher for each of the quarters ended June 30, 1997 and 1996 and $.03 and $.02 per share higher for the six months ended June 30, 1997 and 1996, respectively. There was no impact on the calculation of diluted earnings per share for these periods.

B.  Gain on Sale of  Loans and Retained Interests in Loan Sales

      As of January 1, 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for transfers of receivables. This standard had no effect on net income for the second quarter or for the six months ended June 30, 1997. The Company has reclassified certain subordinated pass-through certificates, interest only strips and recourse obligations as retained interests in loan sales to conform with this standard.

      Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Newly created interests which consist primarily of interest only strips and recourse obligations are initially recorded at fair value. The previous carrying amount is allocated between the assets sold and any retained interests based on their relative fair values at the date of transfer. Retained interests in transferred assets consist primarily of subordinate portions of the principal balance of transferred assets.

      The Company estimates fair value using discounted cash flow analysis (using a discount rate commensurate with the risks involved), because quoted market prices are not available. The Company's analysis incorporates assumptions that market participants would be expected to use in their estimates of future cash flows including assumptions about interest, defaults and prepayment rates. The Company considers retained interests in loan sales, such as subordinated pass-through certificates and interest only strips, as available for sale because such assets are subject to prepayment.

      There is generally no servicing asset or liability because the Company estimates that the benefits of servicing are just adequate to compensate it for its servicing responsibilities.

      Since its inception, the Company has sold $288,952,000 of loans at face value ($249,451,000 through December 31, 1996). In June 1997, the Company completed its first securitization of $15,325,000 of dealer hypothecation loans in a private placement with a bank. Dealer hypothecation loans are loans to rural land dealers and VOI resort developers secured by consumer receivables. The principal amount remaining on the loans sold was $138,771,000 at June 30, 1997 and $129,619,000 at December 31, 1996. In connection with certain loan sales, the Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company's undiscounted exposure to loss on loans sold in the event of nonperformance by the consumer, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $8,936,000 at June 30, 1997 ($8,780,000 at December 31, 1996). The Company
repurchased $119,000 and $359,000 of loans under the recourse provisions of loan sales during the three months ended June 30, 1997 and 1996. Loans repurchased during the six months ended June 30, 1997 and 1996 were $454,000 and $514,000, respectively, and $991,000 during the year ended December 31, 1996. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of June 30, 1997, $20,136,000 of the Company's cash was restricted as credit enhancements in connection with certain securitization programs.

     The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 43 and 50 states, respectively. The Serviced Portfolio consists of the current principal balance of Land, VOI and Dealer/Other Loans serviced by or on behalf of the Company. At June 30, 1997, 15.4% of the portfolio by collateral location was located in Texas, and 17.7% and 12.4% of the portfolio by borrower location was located in Texas and Florida, respectively. No other state accounted for more than 9.0% of the total by either collateral or borrower location.

C. Allowance for loan losses

The total allowance for loan losses consists of the following:

                                                      June 30,      December 31,
                                                        1997             1996
                                                    ----------      ------------
     Allowance for losses on loans held for sale.   $1,406,000        $  817,000
     Allowance for losses on other loans.........    1,500,000         1,200,000
     Recourse obligation on retained interests in
         loan sales..............................    2,635,000         2,511,000
                                                    ----------      ------------
                                                    $5,541,000        $4,528,000
                                                    ==========      ============

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

D.  Debt

      In May 1997, a secured line of credit was renewed and amended to include an increase in the amount of the line from $30,000,000 to $50,000,000 and an extension of the maturity to April 2000. Outstanding borrowings under the line of credit were $28,000,000 and $26,200,000 at June 30, 1997 and December 31, 1996, respectively. This line of credit is secured by consumer receivables and other secured loans.

      In January 1997, an additional secured line of credit was increased from $5,000,000 to $8,000,000 with another financial institution. This line of credit matures in January 1998. There were no outstanding borrowings on this line of credit at June 30, 1997 and December 31, 1996. This line of credit is secured by consumer receivables and other secured loans.

      In January 1997, an additional secured line of credit was increased from $15,000,000 to $20,000,000. There were no outstanding borrowings under this facility at June 30, 1997. At December 31, 1996, the outstanding borrowings were $8,300,000. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

      On March 5, 1997, the Company entered into an additional $25,000,000 secured line of credit. The outstanding borrowings at June 30, 1997 were $6,058,000. The facility is secured by loans to developers of VOI resorts for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

      On March 21, 1997, the Company entered into a $3,000,000 secured line of credit with an additional financial institution. This line of credit is secured by consumer receivables and other secured loans and matures in March 1998. There were no outstanding borrowings at June 30, 1997.

      Interest rates on the above lines of credit range from the Eurodollar or LIBOR rates plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

      The Company also has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In October 1996 the Company amended the facility to increase the facility from $75,000,000 to $100,000,000, subject to certain terms and conditions, reduce certain credit enhancement requirements and expand certain loan eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the facility at any time cannot exceed $100,000,000. The facility expires in June 1998.

      In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with the Conduit or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of June 30, 1997, the outstanding balance of eligible loans sold under the facility was $83,200,000. Outstanding borrowings under the line of credit at June 30, 1997 and December 31, 1996 were $229,000 and $1,799,000, respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

      On March 21, 1997, the Company closed an additional revolving line of credit and sale facility of $25,000,000 with another multi-seller of commercial paper conduit ("Conduit B"). The facility, which expires in March 2000, is subject to certain terms and conditions, credit enhancement requirements and loan eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the facility at any time cannot exceed $25,000,000.

      In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1995 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit Conduit B with or sells the loans to Conduit B. Conduit B issues commercial paper or

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of June 30, 1997, the outstanding balance of the eligible loans previously sold under the facility was $13,767,000. There were no outstanding borrowings under the line of credit as of June 30, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

      During the first quarter of 1995, the Company issued a 10.43% promissory note with an initial balance of $12,500,000 to an insurance company. Principal is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $6,396,000 and $7,428,000 at June 30, 1997 and December 31, 1996, respectively. As of June 30, 1997 the approximate value of the underlying collateral was $14,231,000.

      In April 1997, the Company issued unsecured notes with an initial principal balance of $20,000,000. Interest is payable at 9.3% semiannually in arrears. The notes require principal reductions of $7,500,000, $6,000,000, $6,000,000 and $500,000 in March 2001, 2002, 2003 and 2004, respectively. The proceeds were used to repay the outstanding balance on certain of the Company's the lines of credit.

      In June 1997, the Company entered into interest rate swap agreements whereby it pays the counterparty interest at the prime rate on a notional amount of $110,000,000 and it receives from the counterparty interest at the commercial paper rate plus a spread on a notional amount of $80,000,000 and interest at the LIBOR rate plus a spread on a notional amount of $30,000,000. The swap agreements expire in June 2000.

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

      The principal sources of the Company's revenues are (i) interest and fees on loans, (ii) gain from the sale of loans and (iii) servicing and other fee income. Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.

Results of Operations

      The following  table sets forth the percentage  relationship  to revenues,
unless  otherwise  indicated,   of  certain  items  included  in  the  Company's
statements of income.

                                         Three months ended    Six months ended
                                         ------------------   ----------------
                                               June 30,             June 30,
                                          -----------------    ----------------
                                           1997        1996     1997       1996
                                          -----       -----    -----      -----
  Revenues:
         Interest and fees on loans.....   62.2%       54.9%    66.2%      61.8%
         Gain on sale of  loans.........   33.3        40.5     28.8       31.2
         Servicing and other fee income.    4.5         4.6      5.0        7.0
                                          -----       -----    -----      -----
                                          100.0       100.0    100.0      100.0
                                          -----       -----    -----      -----
     Expenses:
         Interest expense..............    34.4        29.0     35.8       30.7
         Salaries and employee benefits    10.9        10.6     11.7       12.8
         Other operating expenses......    11.1        10.1     12.4       11.9
         Provision for loan losses.....     3.9         8.7      5.2        8.9
                                          -----       -----    -----      -----
                                           60.3        58.4     65.1       64.3
                                          -----       -----    -----      -----

     Income before income taxes  ......    39.7        41.6     34.9       35.7
     Provision for income taxes........    15.3        16.0     13.4       13.7
                                          -----       -----    -----      -----
     Net income........................    24.4%       25.6%    21.5%      22.0%
                                          =====       =====    =====      =====

                                                                       FORM 10-Q

      Revenues increased 26.1% and 31.1% to $7,691,000 and $14,098,000 for the three and six months ended June 30, 1997, from $6,101,000 and $10,751,000 for the same periods in 1996. Net income for the three and six months ended June 30, 1997 increased 20.2% and 28.1% to $1,880,000 and $3,025,000 compared to
$1,564,000 and $2,362,000 for the same periods in 1996. Loan originations grew 44.9% and 41.3% to $47,249,000 and $83,311,000 for the three and six months ended June 30, 1997 from $32,602,000 and $58,902,000 for the same periods in 1996. The Serviced Portfolio increased 39.7% to $281,965,000 at June 30, 1997 from $201,797,000 at June 30, 1996.

      Interest and fees on loans increased 42.9% and 40.5% to $4,783,000 and $9,329,000 for the three and six months ended June 30, 1997 from $3,348,000 and $6,640,000 for the same periods in 1996, primarily as the result of the increase in other loans and retained interests in loan sales. The average rate earned on loans owned and retained interests in loan sales decreased to 12.4% at June 30, 1997 from 13.0% at June 30, 1996, primarily due to the effect of the growth in Dealer/Other Loans as a percentage of the Serviced Portfolio. Dealer/Other Loan yields are usually less than Land Loan or VOI Loan yields, but Dealer/Other Loans servicing costs and loan losses are generally less as well.

      Gain on the sale of loans increased 3.6% and 21.3% to $2,563,000 and $4,067,000 for the three and six months ended June 30, 1997 from $2,474,000 and $3,354,000 in the same periods in 1996. The volume of loans sold increased 10.5% and 44.6% to $27,458,000 and $39,501,000 for the three and six months ended June 30, 1997 from $18,549,000 and $23,848,000 during the corresponding periods in 1996. Gain on sale of loans increased less than the volume of loans sold primarily due to the lower amount of discount relating to loans sold and, to a lesser extent, the lower spread between the coupon rate of the loans sold and the pass-through rate. In addition, the yield on the securitization of dealer hypothecation loans in the second quarter was significantly less than the typical yield on sales of consumer receivables, primarily due to shorter average maturities.

      Loans serviced for others increased 22.8% to $138,771,000 as of June 30, 1997 from $113,037,000 at June 30, 1996. Servicing and other fee income increased 23.7% to $345,000 for the three months ended June 30, 1997, from $279,000 for the same period in 1996. Servicing and other fee income decreased 7.3% to $702,000 for the six months ended June 30, 1997, from $757,000 for the same period in 1996. For the three and six months ended June 30, 1997, servicing income decreased despite the increase in loans serviced for others due to a decrease in the average servicing fee per loan. However, for the three months ended June 30, 1997, miscellaneous fees more than offset the decrease in servicing fees.

      Interest expense increased 49.8% and 52.9% to $2,648,000 and $5,042,000 during the three and six months ended June 30, 1997 from $1,768,000 and $3,297,000 for the same periods in 1996. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by a slight decrease in average rates. During the three and six months ended June 30, 1997, borrowings averaged $107,934,000 and $103,551,000 at an average rate of 9.0% and 9.1%, respectively, as compared to $70,153,000 and $63,733,000, both at an average rate of 9.3% during the same periods in 1996. Interest expense includes the amortization of deferred debt issuance costs.

      Salaries and employee benefits increased 29.1% and 19.1% to $833,000 and $1,646,000 for the three and six months ended June 30, 1997 from $645,000 and $1,382,000 for the same periods in 1996 because of an increase in the number of employees in 1997 and, to a lesser extent, an increase in salaries. The number of full time equivalents increased to 66 at June 30, 1997 compared to 53 at June 30, 1996. Personnel costs as a percentage of revenues increased slightly to 10.8% for the three months ended June 30, 1997 compared to 10.6% for the same period in 1996. Personnel costs as a percentage of revenues decreased to 11.7% for the six months ended June 30, 1997 from 12.8% for the same period in 1996 primarily as a result of subcontracting of additional servicing to a third party in April, 1996. As a percentage of the Serviced Portfolio, personnel costs decreased to 0.30% and 0.58% for the three and six months ended June 30, 1997 from 0.32% and 0.68% for the same periods in 1996.

                                                                       FORM 10-Q

      Other operating expenses increased 38.0% and 37.0% to $853,000 and $1,756,000 for the three and six months ended June 30, 1997 from $618,000 and $1,282,000 for the same periods in 1996 primarily as the result of subcontracting of servicing to a third party and growth in the Serviced Portfolio. As a percentage of revenues, other operating expenses increased slightly to 11.1% and 12.4% for the three and six months ended June 30, 1997 compared to 10.1% and 11.9% for the corresponding periods in 1996. As a percentage of the Serviced Portfolio, other operating expenses decreased to 0.30% and 0.62% for the three and six months ended June 30, 1997 from 0.31% and 0.64% for the same periods in 1996.

      During the three and six months ended June 30, 1997, the Company decreased its provision for loan losses 43.3% and 23.0% to $300,000 and $735,000 from $529,000 and $954,000 for the same periods in 1996. The provision for loan losses increased less than the increase in loans owned and retained interests in loan sales because of the growth in Dealer/Other Loans as a percentage of the Serviced Portfolio. Dealer/Other Loans have experienced significantly lower delinquency and default rates than Land Loans and VOI Loans.


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

      In connection with certain loan sales, the Company commits to repurchase from investors any loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $8,936,000 of loans at June 30, 1997 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $119,000 and $454,000 as compared to $359,000 and $514,000 of such loans under the recourse provisions of loan sales during the three and six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997, $20,136,000 of the Company's cash was restricted as credit enhancement for certain securitization programs.

      The Company funds its loan purchases in part with borrowings under various bank lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. In May 1997, a secured line of credit was renewed and amended to include an increase in the amount of the line from $30,000,000 to $50,000,000 and an extension of the maturity to April 2000. Outstanding borrowings under the line of credit were $28,000,000 and $26,200,000 at June 30, 1997 and December 31, 1996,
respectively. This line of credit is secured by consumer receivables and other secured loans.

      In January 1997, an additional secured line of credit was increased from $5,000,000 to $8,000,000 with another financial institution. This line of credit matures in January 1998. There were no outstanding borrowings on this line of credit at June 30, 1997 and December 31, 1996. This line of credit is secured by consumer receivables and other secured loans.

                                                                       FORM 10-Q

      In January 1997, an additional secured line of credit was increased from $15,000,000 to $20,000,000. There were no outstanding borrowings under this facility at June 30, 1997. At December 31, 1996, the outstanding borrowings were $8,300,000. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

      On March 5, 1997, the Company entered into an additional $25,000,000 secured line of credit. The outstanding borrowings at June 30, 1997 were $6,058,000. The facility is secured by loans to developers of VOI resorts for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

      On March 21, 1997, the Company entered into a $3,000,000 secured line of credit with an additional financial institution. This line of credit is secured by consumer receivables and other secured loans and matures in March 1998. There were no outstanding borrowings at June 30, 1997.

      Interest rates on the above lines of credit range from the Eurodollar or LIBOR rate plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

      The Company also has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In October 1996 the Company amended the facility to increase the facility from $75,000,000 to $100,000,000, subject to certain terms and conditions, reduce certain credit enhancement requirements and expand certain loan eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the facility at any time cannot exceed $100,000,000. The facility expires in June 1998.

      In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of June 30, 1997, the outstanding balance of eligible loans sold under the facility was $83,200,000. Outstanding borrowings under the line of credit at June 30, 1997 and December 31, 1996 were $229,000 and $1,799,000, respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

                                                                       FORM 10-Q

      On March 21, 1997, the Company closed an additional revolving line of credit and sale facility of $25,000,000 with another multi-seller of commercial paper conduit ('Conduit B"). The facility, which expires in March 2000, is subject to certain terms and conditions, credit enhancement requirements and loan eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the facility at any time cannot exceed $25,000,000.

      In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1995 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of June 30, 1997 the outstanding balance of the eligible loans previously sold under the facility was $13,767,000. There were no outstanding borrowings under the line of credit as of June 30, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.
      During the first quarter of 1995, the Company issued a 10.43% promissory note with an initial balance of $12,500,000 to an insurance company. Principal is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $6,396,000 and $7,428,000 at June 30, 1997 and December 31, 1996, respectively. As of June 30, 1997 the approximate value of the underlying collateral was $14,231,000.

      In April 1997, the Company issued unsecured notes with an initial principal balance of $20,000,000. Interest is payable at 9.3% semiannually in arrears. The notes require principal reductions of $7,500,000, $6,000,000, $6,000,000 and $500,000 in March 2001, 2002, 2003 and 2004, respectively. The proceeds were used to repay the outstanding balance on certain of the Company's the lines of credit.

      The Company manages its exposure to changes in interest rates by attempting to match its proportion of fixed versus variable rate assets, liabilities and loan sale facilities. The Company has further mitigated its interest rate exposure due to interest rate declines by instituting interest rate floors on certain of its adjustable rate loans. The Company has also mitigated its interest rate exposure due to basis risk attributable to differences between the prime rate and the commercial paper and LIBOR rates by entering into interest rate swap agreements.

      Historically, the Company has not required major capital expenditures to support its operations.


Credit Quality and Allowances for Loan Losses

      The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and possible future losses on such assets. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio were .99% as of June 30, 1997 compared with 1.34% at December 31, 1996 and 1.74% at June 30, 1996. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $5,541,000 at June 30, 1997 compared to $4,528,000 at December 31, 1996. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at June 30, 1997 increased slightly to 1.97% from 1.87% at December 31, 1996.

                                                                       FORM 10-Q

      As part of the Company's financing of Land Loans and VOI Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Land Loan or a VOI Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,626,000 and $10,628,000 at June 30, 1997 and December 31, 1996,
respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


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

            None

Item 3.  Defaults Upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

         See Item 4 of Litchfield Financial Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1997.

Item 5.  Other Information

         See Litchfield Financial Corporation quarterly report on Form 10-Qfor the quarter ended March 31, 1997.

Item 6.  (a) Exhibits

         The following exhibits are filed herewith:

         10.154 Loan and security agreement dated March 6, 1997 between Litchfield Financial Corporation and Green Tree Financial Servicing Corporation in the principal amount of $25,000,000.

         10.155 Second amended and restated loan and security agreement among Litchfield Financial Corporation, BankBoston, N.A., and Fleet Bank-NH in the principal amount of $50,000,000.

         10.156  9.3%  Note  purchase  agreement  dated  April 7,  1997  between
                 Litchfield Financial Corporation and Teachers Insurance and Annuity Association of America in the principal amount of $20,000,000.

         11.1    Statement re: computation of earnings per share

         27.1    Financial Data Schedule

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LITCHFIELD FINANCIAL CORPORATION




DATE: August 12, 1997                  /s/ Richard A. Stratton
                                       -----------------------
                                       RICHARD A. STRATTON
                                       Chief Executive Officer,
                                       President and Director





DATE: August 12, 1997                  /s/ Ronald E. Rabidou
                                       ---------------------
                                       RONALD E. RABIDOU
                                       Chief Financial Officer