Form 10-Q
period 1997-09-30
LITCHFIELD FINANCIAL CORP /MA
filed 1997-10-31
CIK 882515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997
                                               ------------------

                         Commission File Number: 0-19822
                                                 -------


                        LITCHFIELD FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         MASSACHUSETTS                 04-3023928
           -----------------------------------      -----------------------
               (State or other jurisdiction            (I.R.S.  Employer
             of incorporation or organization)        Identification No.)


                        789 MAIN ROAD, STAMFORD, VT            05352
               -----------------------------------------------------
               Address of principal executive  offices)   (Zip Code)


         Registrant's telephone number, including area code: (802) 694-1200
                                                             --------------

                -------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

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

As of October 29, 1997, 5,651,609 shares of common stock of Litchfield Financial Corporation were outstanding.

                        LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                                            3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  13


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                              19
     Item 2.   Changes in Securities                                          19

     Item 3.   Defaults Upon Senior Securities                                19

     Item 4.   Submission of Matters to a Vote of Security Holders            19

     Item 5.   Other Information                                              19

     Item 6.   Exhibits and Reports on Form 8-K                               19


SIGNATURES                                                                    20

                                                                       FORM 10-Q


                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                        LITCHFIELD FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                         (in 000's except share amounts)


                                                            September 30, December 31,
                                                                 1997        1996
                                                            ------------- ------------
                                                              (unaudited)
                                     ASSETS
Cash and cash equivalents................................. $    5,909   $    5,557
Restricted cash ..........................................     20,848       18,923
Loans held for sale, net of allowance for loan losses of
   $1,594 in 1997 and $817 in 1996........................     24,585       12,260
Other loans, net of allowance for loan losses of
   $1,306 in 1997 and $1,200 in 1996......................     76,931       79,996
Retained interests in loan sales..........................     30,076       28,912
Other.....................................................      7,116        7,041
                                                             --------     --------
      Total assets........................................   $165,465     $152,689
                                                             ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit........................................  $  20,472    $  36,299
   Term note payable......................................      5,797        7,428
   Accounts payable and accrued liabilities...............      4,754        3,811
   Dealer/developer reserves..............................     10,890       10,628
   Deferred income taxes..................................      6,860        5,080
                                                            ---------     --------
                                                               48,773       63,246
                                                            ---------     --------

   9.3% Notes .............................................    20,000          ---
   10% Notes due 2002......................................    12,785       12,785
   8 7/8 % Notes due 2003..................................    15,317       15,930
   10% Notes due 2004......................................    18,280       18,280
                                                            ---------     --------
                                                               66,382       46,995
                                                            ---------     --------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000
      shares, none issued and outstanding..................       ---          ---
   Common stock, $.01 par value; authorized 8,000,000
      shares, 5,651,609 shares issued and outstanding
      in 1997 and 5,444,399 shares issued and outstanding
      in 1996..............................................        56           54
   Additional paid in capital.............................     36,625       34,633
   Net unrealized gain on retained interests in loan sales        682          ---
   Retained earnings .....................................     12,947        7,761
                                                            ---------     --------
      Total stockholders' equity..........................     50,310       42,448
                                                            ---------     --------
      Total liabilities and stockholders' equity..........   $165,465     $152,689
                                                            =========     ========




       See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                  (in 000's except share and per share amounts)
                                    Unaudited

                                                         Three Months Ended September 30,
                                                         -------------------------------
                                                              1997           1996
                                                            ------          ------
 Revenues:
   Interest and fees on loans..........................     $5,025          $3,823
   Gain on sale of loans...............................      2,684           2,811
   Servicing and other fee income......................        554             343
                                                           -------         -------
                                                             8,263           6,977
                                                           -------         -------

Expenses:
   Interest expense....................................      2,733           1,843
   Salaries and employee benefits......................        883             672
   Other operating expenses............................        889             873
   Provision for loan losses...........................        244             420
                                                           -------         -------
                                                             4,749           3,808
                                                           -------         -------

Income before income taxes.............................      3,514           3,169
Provision for income taxes.............................      1,353           1,223
                                                           -------         -------
Net income.............................................     $2,161          $1,946
                                                           =======         =======



Primary per common share amounts:
   Net income per common share ........................   $    .36        $    .34
                                                          ========        ========

   Weighted average number of shares...................  5,980,230       5,697,127



Fully-diluted per common share amounts:
   Net income per common share.........................   $    .36        $    .34
                                                          ========        ========

   Weighted average number of shares...................  6,044,528       5,720,924








       See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                  (in 000's except share and per share amounts)
                                    Unaudited

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                             1997           1996
                                                           -------         -------
Revenues:
   Interest and fees on loans..........................    $14,354         $10,463
   Gain on sale of loans...............................      6,751           6,165
   Servicing and other fee income......................      1,256           1,100
                                                           -------         -------
                                                            22,361          17,728
                                                           -------         -------
Expenses:
   Interest expense....................................      7,775           5,140
   Salaries and employee benefits......................      2,529           2,054
   Other operating expenses............................      2,645           2,155
   Provision for loan losses...........................        979           1,374
                                                           -------         -------
                                                            13,928          10,723
                                                           -------         -------

Income before income taxes.............................      8,433           7,005
Provision for income taxes.............................      3,247           2,697
                                                           -------         -------
Net income.............................................     $5,186          $4,308
                                                           =======         =======



Primary per common share amounts:
   Net income per common share ........................   $    .88        $    .76
                                                          ========        ========

   Weighted average number of shares...................  5,874,768       5,681,431


Fully-diluted per common share amounts:
   Net income per common share.........................   $    .87        $    .75
                                                          ========        ========

   Weighted average number of shares...................  5,986,379       5,715,391












       See accompanying notes to unaudited consolidated financial statements.
                                       5

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
                 Consolidated Statement of Stockholders' Equity
                                   (in 000's)
                                    Unaudited











                                                                         Net unrealized
                                                                           Gain on
                                                              Additional   Retained
                                                      Common     Paid In  Interests in    Retained
                                                       Stock     Capital  Loan Sales      Earnings      Total

Balance, December 31, 1996..........................     $54     $34,633    $  ---         $ 7,761     $42,448

   Issuance of  207,210 shares of common
     stock .........................................       2       1,992       ---             ---       1,994

   Net unrealized gain on retained
     interests in loan sales........................     ---         ---       682             ---         682

   Net income.......................................     ---         ---       ---           5,186       5,186
                                                       -----     -------      ----         -------     -------

Balance, September 30, 1997.........................     $56     $36,625      $682         $12,947     $50,310
                                                       =====     =======      ====         =======     =======















       See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (in 000's)
                                    Unaudited


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                1997         1996
                                                                ----         ----
Cash flows from operating activities:
    Net income...........................................    $5,186        $4,308
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Gain on sale of loans.............................    (6,751)       (6,165)
       Amortization and depreciation.....................       412           462
       Amortization of retained interests in loan sales..     3,441         2,359
       Provision for loan losses.........................       979         1,374
       Deferred income taxes.............................     1,780         1,040
       Net changes in operating assets and liabilities:
          Restricted cash................................    (1,925)       (1,697)
          Loans held for sale............................   (12,530)        7,726
          Retained interests in loan sales...............    (1,588)       (3,959)
          Dealer/developer reserves......................       262           307
          Net change in other assets and liabilities.....     1,185        (3,226)
                                                            -------       -------
       Net cash provided by (used in) operating activities  (9,549)         2,529
                                                            -------       -------

Cash flows from investing activities:
    Redemption of investments held to maturity...........        46           101
    Net originations and principal payments on other loans  (37,831)      (30,276)
    Other loans sold.....................................    40,790           ---
    Collections on retained interests in loan sales......     3,567           359
    Capital expenditures and other assets................     ( 594)          (90)
                                                           --------       -------
      Net cash provided by (used in) investing activities     5,978       (29,906)
                                                           --------       -------

Cash flows from financing activities:
    Net borrowings (payments) on lines of credit.........   (15,827)       21,600
    Proceeds from issuance of 9.3% Notes.................    20,000           ---
    Retirement of long-term Notes........................      (613)         (303)
    Payments on term note................................    (1,631)       (1,970)
    Net proceeds from issuance of common stock...........     1,994            52
                                                            -------       -------
       Net cash provided by financing activities.........     3,923        19,379
                                                            -------       -------

Net increase (decrease) in cash and cash equivalents.....       352        (7,998)
Cash and cash equivalents, beginning of period...........     5,557        18,508
                                                            -------       -------
Cash and cash equivalents, end of period.................    $5,909       $10,510
                                                            =======       =======

Supplemental Schedule of Noncash Financing and
    Investing Activities:
    Exchange of loans for retained interests in loan sales  $  577        $ 3,540
                                                            ======        =======
    Transfers from loans to real estate acquired
    through foreclosure...................................  $  815        $   498
                                                            ======        =======

Supplemental Cash Flow Information:
    Interest paid........................................    $7,556       $ 4,806
                                                             ======       =======
    Income taxes paid....................................    $1,455       $ 1,154
                                                             ======       =======



       See accompanying notes to unaudited consolidated financial statements.
                                       7

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation


      The accompanying unaudited consolidated interim financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1996.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted for financial statements on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Primary earnings per share will be replaced by basic earnings per share. Fully-diluted earnings per share will be replaced by diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Under the new standard, basic earnings per share would have been $.02 per share higher for each of the quarters ended September 30, 1997 and 1996 and $.06 and $.03 per share higher for the nine months ended September 30, 1997 and 1996, respectively. Under the new requirements for calculating diluted earnings per share, the average market price for the period will be used rather than the greater of the average market price for the period or the ending market price for the period. There would be no impact on the calculation of diluted earnings per share for either of the quarters ended September 30, 1997 and 1996. Diluted earnings per share would have been $.01 higher for the nine months ended September 30, 1997 and 1996.



B.  Gain on Sale of  Loans and Retained Interests in Loan Sales


     As of January 1, 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for transfers of receivables. This standard did not have a material effect on net income for the three or nine months ended September 30, 1997. The Company has reclassified certain subordinated pass-through certificates, interest only strips and recourse obligations as retained interests in loan sales to conform with this standard.

      Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Newly created interests which consist primarily of interest only

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

      Since its inception, the Company has sold $327,646,000 of loans at face value ($249,451,000 through December 31, 1996). The principal amount remaining on the loans sold was $174,009,000 at September 30, 1997 and $129,619,000 at December 31, 1996. In June and August 1997, the Company completed its first securitizations of $15,325,000 and $25,465,000 of Hypothecation Loans in private placements. In connection with certain loan sales, the Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

     The Company's undiscounted exposure to loss on loans sold in the event of nonperformance by the borrower, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $9,675,000 at September 30, 1997 ($8,780,000 at December 31, 1996). The Company
repurchased $104,000 and $264,000 of loans under the recourse provisions of loan sales during the three months ended September 30, 1997 and 1996. Loans repurchased during the nine months ended September 30, 1997 and 1996 were $558,000 and $778,000, respectively, and $991,000 during the year ended December 31, 1996. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of September 30, 1997, $19,875,000 of the Company's cash was restricted as credit enhancements in connection with certain securitization programs.

      The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 43 and 50 states, respectively. The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company. At September 30, 1997, 19.0% of the portfolio by collateral location was located in Texas, and 18.6% and 12.0% of the portfolio by borrower location was located in Texas and Florida, respectively. No other state accounted for more than 9.0% of the total by either collateral or borrower location.

                                                                       FORM 10-Q

                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

C. Allowance for loan losses


The total allowance for loan losses consists of the following:


                                                     September 30,     December 31,
                                                              1997            1996
                                                     -------------     -----------
     Allowance for losses on loans held for sale...     $1,594,000     $   817,000
     Allowance for losses on other loans...........      1,306,000       1,200,000
     Recourse obligation on retained interests
       in loan sales ..............................      2,830,000       2,511,000
                                                        ----------      ----------
                                                        $5,730,000      $4,528,000
                                                        ==========      ==========


D.  Debt


      In January 1997, an additional secured line of credit was increased from $5,000,000 to $8,000,000. This line of credit matures in January 1998. There were no outstanding borrowings on this line of credit at September 30, 1997 and December 31, 1996. This line of credit is secured by consumer receivables and other secured loans.

      In January 1997, an additional secured line of credit was increased from $15,000,000 to $20,000,000. Outstanding borrowings under this facility were $7,050,000 and $8,300,000 at September 30, 1997 and December 31, 1996,
respectively. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

      On March 5, 1997,  the  Company  entered  into an  additional  $25,000,000 secured line of credit. The outstanding borrowings at September 30, 1997 were $6,152,000. The facility is secured by loans to developers of VOI resorts for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

      On March 21, 1997, the Company entered into a $3,000,000 secured line of credit with an additional financial institution. This line of credit is secured by consumer receivables and other secured loans and matures in March 1998. There were no outstanding borrowings at September 30, 1997.

      In May 1997, a secured line of credit was renewed and amended to include an increase in the amount of the line from $30,000,000 to $50,000,000 and an extension of the maturity to April 2000. Outstanding borrowings under the line of credit were $6,950,000 and $26,200,000 at September 30, 1997 and December 31, 1996, respectively. This line of credit is secured by consumer receivables and other secured loans.

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

      In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of September 30, 1997, the outstanding balance of eligible loans sold under the facility was $95,625,000. Outstanding borrowings under the line of credit at September 30, 1997 and December 31, 1996 were $320,000 and $1,799,000, respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

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

      In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1995 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of September 30, 1997, the outstanding balance of the eligible loans previously sold under the facility was $13,710,000. There were no outstanding borrowings under the line of credit as of September 30, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

      The 10.43% promissory note is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $5,797,000 and $7,428,000 at September 30, 1997 and December 31, 1996,
respectively.

      In April 1997, the Company issued unsecured notes with an initial principal balance of $20,000,000. Interest is payable at 9.3% semiannually in arrears. The notes require principal reductions of $7,500,000, $6,000,000, $6,000,000 and $500,000 in March 2001, 2002, 2003 and 2004, respectively.

                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

E. Derivative financial instruments held for purposes other than trading


      The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. There are currently two swap agreements in effect which involve the payment of interest to the counterparty at the prime rate on a notional amount of $110,000,000 and the receipt of interest at the commercial paper rate plus a spread and the LIBOR rate plus a spread on notional amounts of $80,000,000 and $30,000,000, respectively. The swap agreements expire in June, 2000. There is no exchange of the notional amounts upon which the interest payments are based.

      The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense on outstanding debt, (the accrual accounting method.) The related amount receivable from or payable to the counterparty is included in other assets or other liabilities. The fair values of the swap agreements are not recognized in the financial statements. The Company intends to keep the contracts in effect until they mature in June, 2000.

      In June, 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The Company's objective in managing interest rate exposure is to match its proportion of fixed versus variable rate assets, liabilities and loan sale facilities. The interest rate cap entitles the company to receive an amount, based on an amortizing notional amount, when commercial paper rates exceed 8%.

       Payments to be received as a result of the cap agreement are accrued as a reduction of interest expense. The Company is exposed to credit loss in the event of non-performance by the cap provider.

                                                                       FORM 10-Q



Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Litchfield Financial Corporation is a specialty finance company which provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans, by making loans to businesses secured by consumer receivables and by making other secured loans to businesses.

      Currently, the Company provides financing for the purchase of rural and vacation properties and vacation ownership interests, popularly known as timeshare interests ("Purchased Loans"). The Company also provides financing to rural land dealers, timeshare resort developers and others secured by receivables ("Hypothecation Loans"), to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A&D Loans") and for other secured loans ("Other Loans").

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

                                           Three months ended  Nine months ended
                                              September  30,      September 30,
                                           ------------------  -----------------
                                           1997        1996      1997     1996
                                           -----      -------   ------   ------
     Revenues:
         Interest and fees on loans.       60.8%       54.8%    64.2%      59.0%
         Gain on sale of  loans.....       32.5        40.3     30.2       34.8
         Servicing and other fee income     6.7         4.9      5.6        6.2
                                          -----       -----    -----      ------
                                          100.0       100.0    100.0      100.0
                                          -----       -----    -----      ------
     Expenses:
         Interest expense...........       33.1        26.4     34.8       29.0
         Salaries and employee benefits    10.7         9.7     11.3       11.6
         Other operating expenses...       10.8        12.5     11.8       12.2
         Provision for loan losses..        2.9         6.0      4.4        7.7
                                         ------       -----    -----      ------
                                           57.5        54.6     62.3       60.5
                                         ------       -----     ----      ------

     Income before income taxes  ...       42.5        45.4     37.7       39.5
     Provision for income taxes.....       16.3        17.5     14.5       15.2
                                         ------       -----    -----     -------
     Net income.....................       26.2%       27.9%    23.2%      24.3%
                                         ======       =====    =====     =======

                                                                       FORM 10-Q

      Revenues increased 18.4% and 26.1% to $8,263,000 and $22,361,000 for the three and nine months ended September 30, 1997, from $6,977,000 and $17,728,000 for the same periods in 1996. Net income for the three and nine months ended September 30, 1997 increased 11.0% and 20.4% to $2,161,000 and $5,186,000 compared to $1,946,000 and $4,308,000 for the same periods in 1996. Loan originations grew 31.9% and 37.6% to $51,235,000 and $134,546,000 for the three and nine months ended September 30, 1997 from $38,837,000 and $97,789,000 for the same periods in 1996. The Serviced Portfolio increased 34.7% to $297,098,000 at September 30, 1997 from $220,507,000 at September 30, 1996.

      Interest and fees on loans increased 31.4% and 37.2% to $5,025,000 and $14,354,000 for the three and nine months ended September 30, 1997 from $3,823,000 and $10,463,000 for the same periods in 1996, primarily as the result of the higher average balance of loans held for sale and other loans during the 1997 periods. The average rate earned on loans owned and retained interests in loan sales decreased to 12.3% at September 30, 1997 from 12.7% at September 30, 1996, primarily due to the effect of the growth in Hypothecation Loans as a percentage of the Serviced Portfolio. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but Hypothecation Loans servicing costs and loan losses are generally less as well.

      Gain on the sale of loans decreased 4.5% to $2,684,000 for the three months ended September 30, 1997 from $2,811,000 in the same period in 1996. Gain on the sale of loans increased 9.5% to $6,751,000 for the nine months ended September 30, 1997 from $6,165,000 in the same period in 1996. The volume of loans sold increased 79.3% and 72.1% to $38,694,000 and $78,195,000 for the three and nine months ended September 30, 1997 from $21,582,000 and $45,430,000 during the corresponding periods in 1996. Gain on sale of loans decreased despite the increase in the volume of loans sold for the three months ended September 30, 1997 and increased less than the volume of loans sold for the nine months ended September 30, 1997 primarily due to the lower yield on the sale of Hypothecation Loans in the second and third quarters and, to a lesser extent, the lower amount of discount relating to loans sold. The yield on the sale of Hypothecation Loans is significantly less than the typical yield on sales of consumer receivables primarily due to shorter average maturities.

      Servicing and other fee income increased 61.5% and 14.2% to $554,000 and $1,256,000 for the three and nine months ended September 30, 1997, from $343,000 and $1,100,000 for the same periods in 1996 mostly due to the increase in other fee income resulting from the collection of a significant prepayment penalty from a Hypothecation Loan during the three months ended September 30, 1997. Although loans serviced for others increased 38.3% to $174,009,000 as of September 30, 1997 from $125,793,000 at September 30, 1996, servicing income remained relatively constant due to a decrease in the average servicing fee per loan.

      Interest expense increased 48.3% and 51.3% to $2,733,000 and $7,775,000 during the three and nine months ended September 30, 1997 from $1,843,000 and $5,140,000 for the same periods in 1996. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by a slight decrease in average rates. During the three and nine months ended September 30, 1997, borrowings averaged $112,159,000 and $105,688,000 at an average rate of 9.0% and 9.1%, respectively, as compared to $72,379,000 and $66,972,000, at an average rate of 9.3% and 9.2%, respectively, during the same periods in 1996. Interest expense includes the amortization of deferred debt issuance costs.

                                                                       FORM 10-Q

      Salaries and employee benefits increased 31.4% and 23.1% to $883,000 and $2,529,000 for the three and nine months ended September 30, 1997 from $672,000 and $2,054,000 for the same periods in 1996 because of an increase in the number of employees in 1997 and, to a lesser extent, an increase in salaries. The number of full time equivalents increased to 67 at September 30, 1997 compared to 56 at September 30, 1996. Personnel costs as a percentage of revenues increased to 10.7% for the three months ended September 30, 1997 compared to 9.7% for the same period in 1996. Personnel costs as a percentage of revenues decreased slightly to 11.3% for the nine months ended September 30, 1997 from 11.6% for the same period in 1996 primarily as a result of subcontracting of additional servicing to a third party in April, 1996. As a percentage of the Serviced Portfolio, personnel costs decreased to 1.19% and 1.14% for the three and nine months ended September 30, 1997 from 1.22% and 1.24% for the same periods in 1996.

      Other operating expenses increased 1.8% to $889,000 for the three months ended September 30, 1997 from $873,000 for the same period in 1996. Other operating expenses increased 22.7% to $2,645,000 for the nine months ended September 30, 1997 from $2,155,000 for the same period in 1996 primarily as the result of subcontracting of servicing to a third party and growth in the Serviced Portfolio. As a percentage of revenues, other operating expenses decreased to 10.8% and 11.8% for the three and nine months ended September 30, 1997 compared to 12.5% and 12.2% for the corresponding periods in 1996. As a percentage of the Serviced Portfolio, other operating expenses decreased to 1.20% and 1.19% for the three and nine months ended September 30, 1997 from 1.58% and 1.30% for the same periods in 1996.

      During the three and nine months ended September 30, 1997, the Company decreased its provision for loan losses 41.9% and 28.7% to $244,000 and $979,000 from $420,000 and $1,374,000 for the same periods in 1996. The provision for loan losses increased less than the increase in loans owned and retained interests in loan sales because of the growth in Hypothecation Loans as a percentage of the Serviced Portfolio. Hypothecation Loans have experienced significantly lower delinquency and default rates than Purchased Loans.


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

     Since its inception, the Company has sold $327,646,000 of loans at face value ($249,451,000 through December 31, 1996). The principal amount remaining on the loans sold was $174,009,000 at September 30, 1997 and $129,619,000 at December 31, 1996. In June and August 1997, the Company completed its first securitizations of $15,325,000 and $25,465,000 of Hypothecation Loans in private placements. In connection with certain loan sales, the Company commits to repurchase from investors any loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $9,675,000 of loans at September 30, 1997 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $104,000 and $558,000 as compared to $264,000 and $778,000 of such loans under the recourse provisions of loan sales during the three and nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, $19,875,000 of the Company's cash was restricted as credit enhancement for certain securitization programs.

      The Company funds its loan purchases in part with borrowings under various lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. In January 1997, an additional secured line of credit was increased from $5,000,000 to $8,000,000. This line of credit matures in January 1998. There were no outstanding borrowings on this line of credit at September 30, 1997 and December 31, 1996. This line of credit is secured by consumer receivables and other secured loans.

      In January 1997, an additional secured line of credit was increased from $15,000,000 to $20,000,000. Outstanding borrowings under this facility were $7,050,000 and $8,300,000 at September 30, 1997 and December 31, 1996,
respectively. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

      On March 5, 1997,  the  Company  entered  into an  additional  $25,000,000 secured line of credit. The outstanding borrowings at September 30, 1997 were $6,152,000. The facility is secured by loans to developers of VOI resorts for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

      On March 21, 1997, the Company entered into a $3,000,000 secured line of credit with an additional financial institution. This line of credit is secured by consumer receivables and other secured loans and matures in March 1998. There were no outstanding borrowings at September 30, 1997.

      In May 1997, a secured line of credit was renewed and amended to include an increase in the amount of the line from $30,000,000 to $50,000,000 and an extension of the maturity to April 2000. Outstanding borrowings under the line of credit were $6,950,000 and $26,200,000 at September 30, 1997 and December 31, 1996, respectively. This line of credit is secured by consumer receivables and other secured loans.

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

      In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of September 30, 1997, the outstanding balance of eligible loans sold under the facility was $95,625,000. Outstanding borrowings under the line of credit at September 30, 1997 and December 31, 1996 were $320,000 and $1,799,000,

                                                                       FORM 10-Q

respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

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

      In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1995 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of September 30, 1997, the outstanding balance of the eligible loans previously sold under the facility was $13,710,000. There were no outstanding borrowings under the line of credit as of September 30, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

      The 10.43% promissory note is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $5,797,000 and $7,428,000 at September 30, 1997 and December 31, 1996,
respectively.

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


Credit Quality and Allowances for Loan Losses

      The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and possible future losses on such assets. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio were 1.31% as of September 30, 1997 compared with 1.34% at December 31, 1996 and 1.43% at September 30, 1996. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to

                                                                       FORM 10-Q

which dealer/developer reserves and guarantees can be expected to absorb loan losses. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $5,730,000 at September 30, 1997 compared to $4,528,000 at December 31, 1996. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at September 30, 1997 increased slightly to 1.93% from 1.87% at December 31, 1996.

      As part of the Company's financing of Purchased Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Purchased Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,890,000 and $10,628,000 at September 30, 1997 and December 31, 1996,
respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.

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

Item 5.  Other Information

          None

Item 6.     (a) Exhibits

            The following exhibits are filed herewith:

         10.157 Employment agreement, dated as of March 17,1997, between the Company and Joseph S. Weingarten.

         10.158 Asset Purchase Agreement, dated March 21, 1997 among the Company, Litchfield Capital Corporation, Eaglefunding Capital Corporation and The First National Bank of Boston, as deal agent.

         11.1    Statement re: computation of earnings per share

         27.1    Financial Data Schedule

         (b) Reports on Form 8-K

         Form 8-K filed on July 8, 1997  listing the press release dated July 7,
         1997   relating   to  the  announcement  of  the  1997  second  quarter
         originations.

         Form 8-K filed on July 22, 1997 listing the press release dated July 22, 1997 relating to the announcement of the 1997 second quarter earnings.

                                                                       FORM 10-Q








                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LITCHFIELD FINANCIAL CORPORATION




DATE: October 29, 1997                 /s/ Richard A. Stratton
                                       -----------------------
                                       RICHARD A. STRATTON
                                       Chief Executive Officer,
                                       President and Director





DATE: October 29, 1997                /s/ Ronald E. Rabidou
                                      ---------------------
                                      RONALD E. RABIDOU
                                      Chief Financial Officer