Form 10-K
period 1997-12-31
LITCHFIELD FINANCIAL CORP /MA
filed 1998-03-30
CIK 882515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT of
                                      1934
                  For the fiscal year ended DECEMBER 31, 1997
                        Commission File Number: 0-19822

                        LITCHFIELD FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                   04-3023928
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


  430 MAIN STREET, WILLIAMSTOWN, MA                        01267
  ----------------------------------                ------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (413) 458-1000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock ($.01 par value)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 12, 1998 was $130,906,000 (based on the closing price of the Company's common stock on The Nasdaq Stock Market's National Market.)

The number of outstanding shares of common stock as of March 12, 1998 was 5,660,790 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual stockholders report for the year ended December 31, 1997 are incorporated by reference into Parts I and II.
Portions  of the  proxy
statement for the Annual Meeting of Stockholders to be held April 24, 1998 are incorporated by reference into Part III.







                LITCHFIELD FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                      INDEX

PART I
PAGE
Item 1. Business........................................................    3
Item 2. Properties......................................................   18
Item 3. Legal Proceedings...............................................   18
Item 4. Submission of Matters to a Vote of Security Holders.............   18

PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters 19
Item 6. Selected Financial Data.........................................   19
Item 7. Management's Discussion and Analysis of Financial Condition and Results
        of Operations .................................................... 19
Item 8. Financial Statements and Supplementary Data.....................   19
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................................19

PART III
Item 10. Directors and Executive Officers of the Registrant                 20
Item 11. Executive Compensation
20
Item 12. Security Ownership of Certain Beneficial Owners and Management     20
Item 13. Certain Relationships and Related Transactions                     20

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    21








                           FORWARD-LOOKING STATEMENTS

   Except for the historical information contained or incorporated by reference in this Form 10-K, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth under "Risk Factors" as well as the following: general economic and business conditions; industry trends; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. Special attention should be paid to such forward-looking statements including, but not limited to, statements relating to (i) the Company's ability to execute its growth strategies and to realize its growth objectives and (ii) the Company's ability to obtain sufficient resources to finance its working capital needs and provide for its known obligations.
                                     PART I

Item 1.  BUSINESS
Overview
         ...Litchfield Financial Corporation (the "Company" or "Litchfield") is a specialty finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans, by making loans to businesses secured by consumer receivables and by making other secured loans to businesses.
              Currently,  the Company  provides  financing  for the  purchase of rural and vacation properties and vacation ownership interests, popularly known as timeshare interests ("Purchased Loans"). The Company also provides financing to rural land dealers, timeshare resort developers and others secured by receivables ("Hypothecation Loans"), to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A & D Loans") and for other secured loans ("Other Loans").
      Purchased loans consist primarily of "Land Loans" and "VOI Loans." Land Loans are typically secured by one to twenty acre rural parcels. VOI Loans finance the purchase of ownership interests in fully furnished vacation properties.
      The principal sources of the Company's revenues are (i) interest and fees on loans, (ii) gains on sales of loans and (iii) servicing and other fee income. Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.

Business Strategy
          ..The Company was founded in November 1988. The Company's strategy has been to build its serviced portfolio (the "Serviced Portfolio") consisting of the principal amount of loans serviced by or on behalf of the Company (except loans participated without recourse to the company) by acquiring loan portfolios from rural land dealers, resort developers and financial institutions and by providing loans to such dealers and developers and other businesses secured by consumer receivables. The Company also provides A & D Loans in order to have the opportunity to finance additional receivables generated by these A & D Loans. As part of its business and financing strategy, the Company seeks niche markets where its underwriting expertise and ability to provide value-added services enable it to distinguish itself from its competitors and earn an attractive rate of return on its invested capital. Initially, the Company pursued this strategy by financing consumer Land Loans through a land dealer network and portfolio acquisitions. Subsequently, the Company extended its strategy to financing consumer VOI Loans and providing Hypothecation Loans to land dealers and resort developers. In 1995, the Company significantly expanded its financing of VOI Loans when it acquired approximately $41.5 million of VOI related loans and assets as part of its purchase of the Government Employees Financial Corporation ("GEFCO") portfolio. In 1997, the Company expanded its financing of Hypothecation Loans to other finance companies ("Specialty Finance Loans") secured by other types of collateral. The Company expects to continue to expand its Specialty Finance lending. These loans may be larger than the Company's average Hypothecation Loans and may provide the Company an option to take an equity position in the borrower. The Company's objective is to identify other lending opportunities or lines of business to diversify its portfolio as it did with VOI Loans and Hypothecation Loans.
            Management believes that the marketing and operating strategies implemented by the Company have enabled it to provide financing to parties whose needs have been historically underserved in a highly fragmented and inefficient market. In doing so, the Company has increased its earnings per share during each of its full years of operations.

Characteristics of the Serviced Portfolio, Loan Purchases and Originations
            The following table shows the growth in the diversity of the Serviced Portfolio from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A & D Loans and Other Loans:


                                                  December 31,
                                   1993     1994     1995     1996     1997
                                   ----    ------    ----     ----     ----
Purchased Loans................... 89.0%    85.3%    81.6%    67.1%    56.6%
Hypothecation Loans...............  5.0      9.0     12.5     20.7     26.9
A&D Loans.........................  4.3      3.3      3.1      8.7     13.7
Other Loans.......................  1.7      2.4      2.8      3.5      2.8
                                  -------  -------  ------   -------  -------
              Total.............. 100.0%   100.0%   100.0%   100.0%   100.0%
                                  =====    =====    =====    =====     =====





   The following table shows the growth in the diversity of the Company's originations from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A & D Loans and Other Loans:


                                                   December 31,
                                     1993    1994     1995     1996     1997
                                     ----    ----     ----     ----     ----
Purchased Loans...................   77.8%   67.6%    71.4%    49.9%    30.3%
Hypothecation Loans...............   11.8    22.2     20.9     29.6     37.1
A&D Loans.........................    7.1     6.0      3.1     14.4     24.0
Other Loans.......................    3.3     4.2      4.6      6.1      8.6
                                     -----   -----    -----    -----    -----
     Total........................  100.0%   100.0%  100.0%   100.0%   100.0%
                                     =====   =====    =====    =====    =====


   (1) Purchased Loans
   The Company provides indirect financing to consumers through a large number of experienced land dealers and resort developers from which it regularly purchases land loans and VOI loans. The land dealers and resort developers make loans to consumers generally using the Company's standard forms and sub-ject to the Company's underwriting criteria. The Company then purchases such loans from the land dealer or resort developer on an individually approved basis in accordance with the Company's credit guidelines.
   Each land dealer and resort developer from whom the Company purchases loans is interviewed by the Company's management and approved by its credit committee. Management evaluates each land dealer's and resort developer's experience, financial statements and credit references and personally inspects a substantial portion of the land dealer's and resort developer's inventory of land or VOIs prior to approval of loan purchases.
   In order to enhance the creditworthiness of loans purchased from land dealers and resort developers, the Company requires most land dealers and resort developers to guarantee payment of the loans and ordinarily retains a portion of the amount payable by the Company to each land dealer and resort developer on the purchase of the loan. The retained portion, or reserve, is released to the land dealer or resort developer as the related loan is repaid.
   Prior to purchasing land loans or VOI loans, the Company evaluates the credit and payment history of each borrower in accordance with its underwriting guidelines, performs borrower interviews on a sample of loans, reviews the documentation supporting the loans for completeness and obtains an appropriate opinion from local legal counsel. The Company purchases only those loans which meet its credit standards.
   The Company also purchases portfolios of seasoned loans primarily from land dealers and resort developers. The land dealers or resort developers generally guarantee the loans sold and the Company ordinarily withholds a reserve as described above. Management believes that the portfolio acquisition program is attractive to land dealers and resort developers because it provides them with liquidity to purchase additional inventory. The Company also purchases portfolios of seasoned loans from financial institutions and others. Sellers generally do not guarantee such loans, but the Company sets aside a portion of the purchase discount as an allowance for future loan losses.
   In evaluating such seasoned portfolios, the Company conducts its normal review of the borrower's documentation, payment history and underlying collateral. However, the Company may not always be able to reject individual loans.
   The Company's portfolio of Purchased Loans is secured by property located in 40 states.

                                        Principal Amount of Loans

                                              December 31,
                                1993       1994       1995      1996      1997
                                ----       ----       ----      ----      ----
Southwest..................     18%         19%         16%      26%       30%
South......................     33          37          31       31        31
West.......................      2           3          20       20        17
Mid-Atlantic...............     17          16          16       10        10
Northeast..................     30          25          17       13        12
                                ---        ----         ---      ---      ----
       Total...............    100%        100%        100%     100%      100%
                               ===         ===         ===      ===        ===

   a.  Land Loans
   Dealers from whom the Company purchases Land Loans are typically closely-held firms with annual revenues of less than $3.0 million. Dealers generally purchase large rural tracts (generally 100 or more acres) from farmers or other owners and subdivide the property into one to twenty acre parcels for resale to consumers. Generally, the subdivided property is not developed significantly beyond the provision of graded access roads. In recreational areas, sales are made primarily to urban consumers who wish to use the property for a vacation or retirement home or for recreational purposes such as fishing, hunting or camping. In other rural areas, sales are more commonly made to persons who will locate a manufactured home on the parcel. The aggregate principal amount of Land Loans purchased from individual dealers during the twelve months ended December 31, 1997 varied from a low of approximately $2,000 to a high of approximately $5.2 million. As of December 31, 1997, the five largest dealers accounted for approximately 18.4% of the principal amount of the Land Loans in the Serviced Portfolio, and no single dealer accounted for more than 5.4%.
        As of December 31, 1997, 47.0% of the Serviced Portfolio consisted of Land Loans with an average principal balance of approximately $13,000. The following table sets forth as of December 31, 1997, the distribution of Land Loans in the Company's Serviced Portfolio:

                                            Percentage of           Percentage of
                                   Principal   Principal  Number of   Number of
Principal Balance                   Amount      Amount     Loans       Loans
Less than $10,000  ............   26,905,000     18.9%     5,142       46.7%
$10,000-$19,999................   55,891,000     39.1      3,949       35.8
$20,000 and greater............   60,032,000     42.0      1,933       17.5
                               -------------   ------    -------     ------
   Total....................... $142,828,000    100.0%    11,024      100.0%
                                 ============   =====     ======      =====


   As of December 31, 1997, the weighted average interest rate of the Land Loans included in the Company's Serviced Portfolio was 12.1% and the weighted average remaining maturity was 12.1 years. The following table sets forth as of December 31, 1997 the distribution of interest rates payable on the Land Loans:

                                                                     Percentage of
                                                                       Principal
Interest Rate                                           Amount           Amount
Less than 12.0%..............................      $  49,844,000         34.9%
12.0%-13.9%..................................         67,202,000         47.0
14.0% and greater.........................            25,782,000         18.1
                                                    -------------     -----------                                 -----
   Total...................................         $142,828,000        100.0%
                                                    ============      ===========

   As of December 31, 1997, the Company's Land Loan borrowers resided in 50 states, the District of Columbia and two territories or foreign countries.

   b. VOI Loans
   The Company purchases VOI Loans from various resort developers. The Company generally targets small to medium size resorts with completed amenities and established property owners associations. These resorts participate in programs that permit purchasers of VOIs to exchange their time intervals for time intervals in other resorts around the world. During the twelve months ended December 31, 1997, the Company acquired approximately $4.3 million of VOI Loans. As of December 31, 1997, the five largest developers accounted for approximately 36.6% of the principal amount of the VOI Loans in the Serviced Portfolio, and no single developer accounted for more than 9.0%.
   As of December 31, 1997, 9.6% of the Serviced Portfolio consisted of VOI Loans, with an average principal balance of approximately $3,600. The following table sets forth as of December 31, 1997 the distribution of VOI Loans.

                                               Percentage of          Percentage of
                                  Principal      Principal   Number of Number of
Principal Balance                   Amount         Amount      Loans     Loans
                                    ------         -----       -----     -----
Less than $4,000...............   $10,198,000      34.9%       4,827     60.0%
$4,000-$5,999..................     9,778,000      33.4        1,979     24.6
$6,000 and greater.............     9,256,000      31.7        1,235     15.4
                                 -------------    ------       -----    ------
   Total.......................   $29,232,000     100.0%       8,041    100.0%
                                  ===========     =====        =====    =====






       As of December 31, 1997, the weighted average interest rate of the VOI Loans included in the Company's Serviced Portfolio was 14.6% and the weighted average remaining maturity was 3.7 years. The following table sets forth as of December 31, 1997 the distribution of interest rates payable on the VOI Loans:

                                                                   Percentage of
                                                  Principal          Principal
Interest Rate                                      Amount              Amount
Less than 14.0%................................  $11,864,000            40.6%
14.0%-15.9%....................................    7,824,000            26.8
16.0% and greater..............................    9,544,000            32.6
                                                 -----------          ------
   Total.......................................  $29,232,000           100.0%
                                                 ===========           =====

        As of December 31, 1997, the Company's VOI borrowers resided in 50 states, the District of Columbia and seven territories or foreign countries.
   (2) Hypothecation Loans
   The Company extends Hypothecation Loans to land dealers and resort developers and other businesses secured by consumer receivables. During the twelve months ended December 31, 1997, the Company extended or acquired approximately $68.6 million of Hypothecation Loans, of which $16.8 million, or 24.5%, were secured by Land Loans, $39.8 million, or 58.0%, were secured by VOI Loans and $12.0 million, or 17.5% were secured by Other Loans.
   The Company typically extends Hypothecation Loans to land dealers and resort developers based on advance rates of 75% to 85% of the eligible consumer receivables which serve as collateral. The Company's Hypothecation Loans are typically made at variable rates based on the prime rate of interest plus 2% to 4%. As of December 31, 1997, the Company had $81.9 million of Hypothecation Loans outstanding, none of which were 30 days or more past due. Hypothecation Loans are secured by receivables from the sale of timeshare resorts or rural land in 28 states and one foreign country. Hypothecation Loans range in size from $7,800 to $8.7 million with an average principal balance of $1,204,000. The five largest Hypothecation Loans represent 10.7% of the Serviced Portfolio.
   In addition, the Company has recently expanded its marketing of Hypothecation Loans to include loans to other finance companies secured by other types of collateral. These loans may be larger than the Company's average Hypothecation Loans and may provide the Company with an option to take an equity position in the borrower.
   (3) A & D Loans
   The Company also makes A & D Loans to dealers and developers for the acquisition and development of rural and timeshare resorts in order to finance additional receivables generated by the A & D Loans. During the twelve months ended December 31, 1997, the Company made $44.4 million of A&D Loans to land dealers and resort developers, of which $15.8 million, or 35.6%, were secured by land and $28.6 million, or 64.4%, were secured by resorts under development.
   The Company generally makes A & D Loans to land dealers and resort developers based on loan to value ratios of 60% to 80% at variable rates based on the prime rate plus 2% to 4%. As of December 31, 1997, the Company had

$41.7 million of A & D Loans outstanding, none of which were 30 days or more past due. A & D Loans are secured by timeshare resort developments and rural land subdivisions in 18 states. A & D Loans range in size from $7,800 to $7.3 million with an average principal balance of $622,000. The five largest
A & D Loans represent 6.1% of the Serviced Portfolio.
   (4) Other Loans
   Other Loans consist primarily of consumer home improvement loans, consumer construction loans and other secured commercial loans. Historically, the Company has made or acquired certain other secured and unsecured loans to identify additional lending opportunities or lines of business for possible future expansion as it did with VOI Loans and Hypothecation Loans. As of December 31, 1997, the Company had $8.5 million of such loans, 1.97% of which were 90 days or more past due. Other Loans range in size from $34 to $151,000 with an average principal balance of $13,800. The five largest Other Loans represent 0.2% of the Serviced Portfolio.

Loan Underwriting
         ...Litchfield has established loan underwriting criteria and procedures designed to reduce credit losses on its Serviced Portfolio. The loan underwriting process includes reviewing each borrower's credit history. In addition, Litchfield's underwriting staff routinely conducts telephone interviews with a sample of borrowers. The primary focus of the Company's underwriting is to assess the likelihood that the borrower will repay the loan as agreed by examining the borrower's credit history through credit reporting bureaus.
            Litchfield's  loan  policy is to  purchase  Land and VOI Loans  from
 $3,000 to $50,000. On a case by case basis, the Company will also consider purchasing such loans in excess of $50,000. As of December 31, 1997, the Company had 155 Land Loans exceeding $50,000 representing 3.0% of the number of such loans in the Serviced Portfolio, for a total of $11.5 million. There were no VOI Loans exceeding $50,000 as of December 31, 1997. The Company will originate Hypothecation Loans up to $15 million and A & D Loans up to $10 million. From time to time, the Company may have an opportunity to originate larger Hypothecation Loans or A & D Loans in which case the Company would seek to participate such loans with other financial institutions. Construction loans greater than $200,000 and any other loans greater than $100,000 must be approved by the Credit Committee which is comprised of the Chief Executive Officer, Executive Vice President, Chief Financial Officer and two Senior Vice Presidents.

Collections and Delinquencies
         ...Management believes that the relatively low delinquency rate for the Serviced Portfolio is attributable primarily to the application of its underwriting criteria, as well as to guarantees and reserves withheld from dealers or developers. No assurance can be given that these delinquency rates can be maintained in the future.
        ....Collection  efforts  are  managed  and  delinquency  information  is analyzed at the Company's headquarters. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is four days past due, at which time the Company sends out a late notice. When an account is sixteen days past due the Company attempts to contact the borrower to determine the reason for the delinquency and to attempt to cause the account to become current. If the status of the account continues to deteriorate, an analysis of that delinquency is undertaken by the collection supervisor to determine the appropriate action. When the loan is 90 days past due in accordance with its original terms and it is determined that the amounts cannot be collected from the dealer or developer guarantees or reserves, the loan is generally placed on a non-accrual status and the collection supervisor determines the action to be taken. The determination of how to work out a delinquent loan is based upon many factors, including the borrower's payment history and the reason for the current inability to make timely payments. The Company has not restructured a material number of problem loans. When a guaranteed loan becomes 60 days past due, in addition to the Company's collection procedures, the Company generally also obtains the assistance of the dealer or developer in collecting the loan.
         ...The Company extends a limited number of its loans for reasons the Company considers acceptable such as temporary loss of employment or serious illness. In order to qualify for a one to three month extension, the customer must make three timely payments without any intervention by the Company. For extensions of four to six months, the customer must make four to six timely payments, respectively, without any intervention by the Company. The Company will not extend a loan more than two times for an aggregate six months over the life of the loan. The Company has extended approximately one percent of its loans through December 31, 1997. The Company does not generally modify any other loan terms such as interest rates or payment amounts.
    Regulations and practices regarding the rights of the mortgagor in default vary greatly from state to state. To the extent permitted by applicable law, the Company collects late charges and return-check fees and records these items as additional revenue. Only if a delinquency cannot otherwise be cured will the Company decide that foreclosure is the appropriate course of action. If the Company determines that purchasing a property securing a mortgage loan will minimize the loss associated with such defaulted loan, the Company may accept a deed in lieu of foreclosure, take legal action to collect on the underlying note or bid at the foreclosure sale for such property.

Serviced Portfolio
            The   following   table  shows  the  Company's   delinquencies   and
delinquency rates, net of dealer/developer reserves and guarantees for the Serviced Portfolio:

                                          Year Ended December 31,
                       1993         1994          1995          1996          1997
Serviced Portfolio..$84,360,000  $105,013,000  $176,650,000  $242,445,000  $304,102,000
Delinquent Loans (1)    511,000       981,000     3,062,000     3,255,000     3,642,000
Delinquency as a
   percentage of
   Serviced Portfolio     .61%         .93%         1.73%         1.34%          1.20%
-----------
(1). Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.






Land Loans
 ......         The following table shows the Company's delinquencies and
delinquency rates, net of dealer/developer reserves and guarantees for Land Loans in the Serviced Portfolio:

                                                 Year ended December 31,
                                     1993         1994         1995          1996         1997
                                     ----         ----         ----          ----         ----
Land Loans in Serviced Portfolio  $77,258,000  $90,502,000  $97,266,000  $119,370,000  $142,828,000
Delinquent Land Loans (1)             511,000      981,000    1,059,000     1,920,000     2,453,000
Delinquency as a percentage of Land
   Loans in Serviced Portfolio         0.66%        1.08%        1.09%        1.61%         1.72%
----------
(1)Delinquent  loans are those  which are 30 days or more past due which are not covered by dealer/developer  reserves or guarantees and not included in other real estate owned.


VOI Loans
              The  following  table  shows  the  Company's   delinquencies   and
delinquency rates, net of dealer/developer reserves and guarantees for VOI Loans in the Serviced Portfolio:

                                        Year ended December 31,
                                       1993      1994       1995         1996         1997
                                       ----      ----       ----         ----         ----
VOI Loans in Serviced Portfolio    $1,434,000 $2,851,000 $46,700,000 $43,284,000  $29,232,000
Delinquent VOI Loans (1)..             ---        ---      1,958,000   1,316,000      739,000
Delinquency as a percentage of VOI
  Loans in Serviced Portfolio          ---        ---         4.19%       3.04%      2.53%
----------
(1)Delinquent  loans are those  which are 30 days or more past due which are not covered by dealer/developer  reserves or guarantees and not included in other real estate owned.



Hypothecation, A & D and Other Loans
              The Company did not have any delinquent Hypothecation Loans or A & D Loans for the years ended December 31, 1993 through December 31, 1997. The Company did not have significant amounts of delinquent Other Loans for the years ended December 31, 1993 through December 31, 1996. At December 31, 1997, there were $8.5 million of Other Loans of which $450,000 or 5.3% were 30 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned.





Allowance for Loan Losses,  Net Charge-offs and Dealer Reserves
The following is an analysis of the total allowances for all loan losses:

                                                            Year ended December 31,
                                          1993        1994         1995         1996         1997
Allowance, beginning of year.......    $498,000   $1,064,000   $1,264,000   $3,715,000   $4,528,000
Provision for loan losses..........     620,000      559,000      890,000    1,954,000    1,400,000
Net charge-offs of uncollectible
    accounts (1)...................    (493,000)    (359,000)    (946,000) (1,965,000)   (2,010,000)
Allocation of purchase adjustment (2)   439,000          ---    2,507,000     824,000     1,959,000
                                     -----------  -----------  -----------  ----------  -----------
Allowance, end of year.............  $1,064,000    $1,264,000  $3,715,000  $4,528,000    $5,877,000
                                     ==========    ==========  ==========  ==========    ==========
----------
(1)   Net of recoveries of  $10,000, $47,000, $11,000, $310,000 and $424,000 in
      1993, 1994, 1995, 1996 and 1997, respectively.
(2)   Represents allocation of purchase adjustment related to purchase of certain non-guaranteed loans.

   The following is an analysis of net charge-offs by major loan and collateral types experienced by the Company:

                                                Year ended December 31,
                                      1993       1994        1995        1996         1997
                                      ----       ----        ----        ----         ----
Land Loans...............           $493,000    $359,000   $546,000    $669,000     $986,000
VOI loans................                ---         ---     45,000   1,284,000      939,000
Hypothecation Loans......                ---         ---        ---         ---          ---
A&D Loans................                ---         ---    352,000      (8,000)      (2,000)
Other Loans..............                ---         ---      3,000      20,000       87,000
                                    ---------   ---------  --------- -----------    --------
                                     $493,000   $359,000   $946,000  $1,965,000   $2,010,000
                                     ========   ========   ========  ==========   ==========
Net charge-offs as a percentage of
   the average Serviced Portfolio     .69%        .38%        .67%       .94%        .74%

       As part of the Company's financing of Land Loans and VOI Loans, the Company enters into arrangements with most land dealers and resort developers whereby the Company establishes reserves to protect the Company from potential losses associated with such loans. The Company retains a portion of the amount payable to them for a Land Loan or a VOI Loan which the Company uses to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the land dealers and resort developers based upon various criteria, two of which are the financial strength of the land dealer or resort developer and the credit risk associated with the loans being purchased. Dealer reserves for Land Loans were $6,420,000, $7,555,000 and $8,321,000 at December 31, 1995, 1996 and
1997, respectively. Developer reserves for VOI Loans were $3,224,000, $3,072,000 and $2,299,000 at December 31, 1995, 1996 and 1997, respectively. Most dealers and developers provide personal and, when relevant, corporate guarantees to further protect the Company from loss.



Loan Servicing and Sales
         The Company retains the right to service all the loans it originates. Servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the loans, accounting for principal and interest, contacting delinquent borrowers and supervising foreclosure and bankruptcies in the event of unremedied defaults. Substantially all servicing results from the origination and purchase of loans by the Company, and the Company has not historically purchased loan servicing rights except in connection with the purchase of loans. Servicing rates generally approximate .5% to 2% of the principal balance of a loan.
              In connection with the Company's continuing growth, the Company decided to subcontract its servicing rights in order to avoid incurring additional fixed overhead costs associated with such servicing. Accordingly, the Company subcontracted to an unaffiliated third party the servicing of VOI Loans in 1995 and the remaining loans in April 1996. The Company retains responsibility for servicing all loans as master servicer.
              In 1990, the Company began privately placing issues of pass-through certificates evidencing an undivided beneficial ownership interest in pools of loans which have been transferred to trusts. The principal and part of the interest payments on the loans transferred to the trust are collected by the Company, as the servicer of the loan pool, remitted to the trust for the benefit of the investors, and then distributed by the trust to the investors in the pass-through certificates.
              As of December 31, 1997, the Company had sold or securitized a total of approximately $348.2 million in loans. In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral. If borrowers default in the payment of principal or interest on the loans underlying these issues of pass-through certificates, losses would be absorbed first by the subordinated portion or cash collateral account retained by the Company and might, therefore, have to be charged against the allowance for loan losses to the extent dealer/developer guarantees and reserves are not available.
             The Company also has a $125.0 million revolving line of credit and sale facility for its land loans as part of an asset backed commercial paper facility with a multi-seller commercial paper conduit. The facility expires in June 1998. As of December 31, 1997, the outstanding balance of the sold or pledged loans securing this facility was $108.6 million. The Company has an additional revolving line of credit and sale facility for its VOI loans of $25.0 million with another multi-seller commercial paper conduit. The facility expires in March 2000. As of December 31, 1997, the outstanding aggregate balance of the sold loans under the facility was $12.5 million.

Marketing and Advertising
            The Company markets its program to rural land dealers and resort developers through brokers, referrals, dealer and developer solicitation, and targeted direct mail. The Company employs three marketing executives based in Denver, Colorado and six marketing executives based in Williamstown, Massachusetts. In the last 5 years the Company has closed loans with over 250 different dealers and developers.
            Management believes that the Company benefits from name recognition as a result of its referral, advertising and other marketing efforts. Referrals have been the strongest source of new business for the Company and are generated in the states in which the Company operates by dealers, brokers, attorneys and financial institutions. Management and marketing representatives also conduct seminars for dealers and brokers and attend trade shows to improve awareness and understanding of the Company's programs.

Regulation
              The Company is licensed as a mortgage banker in 15 of the states in which it operates, and in those states its operations are subject to supervision by state authorities (typically state banking or consumer credit authorities). Expansion into other states may be dependent upon a finding of financial responsibility, character and fitness of the Company and various other matters. The Company is generally subject to state regulations, examination and reporting requirements, and licenses are revocable for cause. The Company is subject to state usury laws in all of the states in which it operates.
              The Company's consumer finance activities are subject to the Truth-in-Lending Act. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. Failure to comply with the requirements of the Truth-in-Lending Act may give rise to a limited right of rescission on the part of the borrower. The Company believes that it is in compliance in all material respects with the Truth-in-Lending Act.
            The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the interest rate charged increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with a name and address of the reporting agency.

Competition
              The finance business is highly competitive, with competition occurring primarily on the basis of customer service and the term and interest rate of the loans. Traditional competitors in the finance business include commercial banks, credit unions, thrift institutions, industrial banks and finance companies, many of which have considerably greater financial, technical and marketing resources than the Company. As a result of consolidation and the failure of certain financial institutions, the number of financial institutions is being reduced. There can be no assurance that the Company will not face increased competition from remaining institutions or new financial institutions.
            The Company believes that it competes on the basis of providing competitive rates and prompt, efficient and complete service, and by emphasizing customer service on a timely basis to attract borrowers whose needs are not met by traditional financial institutions.


Employees
            As of December 31, 1997, the Company had 71 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Risk Factors
   General Business Risks. The Company's business is subject to various business risks. The level of the Company's revenues is dependent upon demand for the type of loans purchased, sold and serviced by the Company from both potential borrowers and investors. Future declines in real estate values, changes in prevailing interest rates and changes in the availability of attractive returns on alternative investments each could make loans of the type originated and purchased by the Company less attractive to borrowers and investors.
   Funding and Liquidity. The Company has a constant need for working capital to fund its lending, purchasing and securitization activities and, as a result, generally has experienced negative cash flows from operations. Historically, the Company has funded any negative cash flows from operations by borrowing under secured lines of credit and issuing long-term debt and equity securities. The Company's lines of credit are renewable on one to three year bases. The Company had secured lines of credit totaling $116.0 million with five financial institutions as of December 31, 1997. To date, the Company has issued $122.8 million of long-term debt and has publicly issued $25.6 million of equity securities.
   The Company also has a $125.0 million revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper conduit. The facility expires in June, 1998. As of December 31, 1997, the outstanding balance of the sold or pledged loans securing this facility was $108.6 million. The Company has an additional revolving line of credit and sale facility of $25.0 million with another multi-seller commercial paper conduit. The facility expires in March 2000. As of December 31, 1997, the outstanding aggregate balance of the sold or pledged loans under the facility was $12.5 million.
   There can be no assurance that the Company will continue to be able to obtain financing or raise capital on terms satisfactory to the Company. To the extent the company cannot raise additional funds, it could have a material adverse impact on its operations and its ability to repay the Notes.
   Impact of Economic Cycles. The business risks associated with the Company's business become more acute in an economic slowdown. Such an environment is generally characterized by decreased demand for rural and vacation real estate and VOIs and declining real estate values in many areas of the country. Delinquencies, foreclosures and loan losses generally increase during economic slowdowns or recessions, and any such future slowdowns could adversely affect future operations of the Company.
   Interest Rate Risk. The Company's interest and fees on loans, gain on sale of loans and interest expense are affected by changes in interest rates. The Company could be adversely affected by interest rate increases if its variable rate liabilities exceed its variable rate assets or if the rates on its variable rate liabilities increase sooner or to a greater extent than the rates on its variable rate assets.
   The Company seeks to mitigate a portion of its interest rate risk by attempting to match fixed and variable rate assets and liabilities, instituting interest rate floors and by entering into interest rate swaps on certain of its variable rate assets, and purchasing interest rate caps on certain of its variable rate liabilities.
   There can be no assurance that the Company's attempts to mitigate its interest rate risk will be effective.
   Competition. The financing of VOIs is highly competitive and many of the Company's competitors have greater financial resources. In addition, the Company may enter new lines of business that may be highly competitive and may have competitors with greater financial resources than the Company.
   Credit Risks. The Company's loans are subject to delinquency and default risk. General downturns in the economy and other factors beyond the Company's control may have an adverse effect on the Company's delinquency and default rates. The Company's A & D Loans and, to a lesser extent, its Hypothecation Loans have a greater concentration of credit risk due to their larger size and, in the case of A & D Loans, their development and marketing risk.
   The Company's VOI business is subject to certain risks associated with VOI ownership. Although individual VOI owners are obligated to make payments under their notes irrespective of any defect in, damage to, or change in conditions of the vacation resort (such as erosion, construction of adjacent or nearby properties, or environmental problems) or of any breach of contract by the property owners association to provide certain services to the VOI borrowers (including any such breach resulting from a destruction of the resort) or of any other loss of benefits of ownership of their unit week(s) (including cessation of the ability of the borrowers to exchange their time intervals in the resort for time intervals in other unaffiliated resorts), any such material defect, damage, change, breach of contract, or loss of benefits is likely to result in a delay in payment or default by a substantial number of the borrowers whose VOIs are affected. The costs of foreclosure and resale of unit weeks securing defaulted loans are likely to be substantially higher than such costs for traditional mortgage loans, and this may materially affect the amounts realized by the Company on defaulted loans.
   Estimates of Future Prepayment and Default Rates. A significant portion of the Company's revenues historically has been comprised of gains on sales of loans. The gains are recorded in the Company's revenues and on its balance sheet (as retained interests on loan sales) at the time of sale, and the amount of gains recorded is based in part on management's estimates of future prepayment and default rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than was projected at the time such loans were sold, as can occur when interest rates decline, interest would be less than expected and earnings would be charged in the current period. If actual defaults with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and earnings would be charged in the current period.
   Expansion of Business. The Company has increased the number and average principal amount of its Hypothecation and A & D Loans. A & D Loans are larger commercial loans to land dealers and resort developers and, consequently, have a greater concentration of credit risk than the company's Purchased Loans. A & D Loans for timeshare resorts are also subject to greater risk because their repayment depends on the successful completion of the development of the resort and the subsequent successful sale of a substantial portion of the resort's timeshare interests. The Company may seek to limit its exposure to any one developer by participating a portion of an A & D Loan with another lender.
   The Company has historically made Hypothecation Loans to land dealers and resort developers secured by Land Loans and VOI Loans, respectively. Hypothecation Loans are commercial loans that have significantly larger balances than the Company's Purchased Loans and, consequently, have a greater concentration of credit risk which is only partially offset by the lesser concentration of credit risk of the underlying collateral.
   In addition, the Company has recently expanded its marketing of Hypothecation Loans to include loans to other finance companies secured by other types of collateral. These loans may be subject to additional risk because the Company has relatively less experience with these other types of collateral than with Land Loans or VOI Loans. In addition, these loans may be larger than the Company's average Hypothecation Loans and may provide the Company with an option to take an equity position in the borrower.
   Fluctuations in Quarterly Results of Operations. Since gains on sales of loans are a significant portion of the Company's revenues, the timing of loan sales has a significant effect on the Company's quarterly results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter.
   Contingent Repurchase Obligations. In connection with certain of the Company's whole loan sales to investors, the Company has committed to repurchase such loans that become 90 days past due. These contingent obligations are subject to various terms and conditions, including limitations on the amounts of loans which must be repurchased. The Company has also guaranteed payment of mortgage loans included in certain of its mortgage securitization programs. As of December 31, 1997, the Company had outstanding contingent repurchase obligations in the aggregate amount of approximately $9.2 million. In addition, when the Company sells mortgage loans through mortgage securitization programs, the Company commits to replace any loans that do not conform to certain representations and warranties included in the operative loan sale documents.
   Regulation. The operations of the Company are subject to extensive regulation by federal, state and local government authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation which restricts the subdivision of rural land and numerous states have enacted regulations in connection with VOIs. Although the Company believes that it is in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations or interpretations thereof will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate or sell loans, further limit or restrict the amount of interest and other charges earned under loans originated or purchased by the Company, or otherwise adversely affect the business or prospects of the Company.
   Environmental Liabilities. In the course of its business, the Company has acquired, and may in the future acquire, properties securing defaulted loans. Although substantially all of the Company's Land Loans are secured by mortgages on rural land, there is a risk that hazardous substances or waste could be discovered on such properties after foreclosure by the Company. In such event, the Company might be required to remove such substances from the affected properties at its sole cost and expense. There can be no assurances that the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties or that the Company would have adequate remedies against the prior owner or other responsible parties, or that the Company would not find it difficult or impossible to sell the affected properties either prior to or following any such removal.
   Dependence on Senior Management. The Company's success depends upon the continued contributions of its senior management. The loss of services of certain of the Company's executive officers could have an adverse effect upon the Company's business. The Company maintains key man insurance on the life of one member of its senior management, Chief Executive Officer and President, Richard A. Stratton.

Item 2.  PROPERTIES
            The Company owns a leasehold interest in approximately 26,000 square feet of office space in Williamstown, Massachusetts, which is used as the Company's headquarters. The initial ten year lease term expires in May 2007 and is renewable at the Company's option for two additional ten year periods. The initial land lease provides for an annual rental of $20,000. The Company also occupies an aggregate of approximately 5,100 square feet of office space in Lakewood, Colorado, pursuant to a lease expiring in January 2001, with an option to renew until 2004, providing for an annual rental of approximately $56,000, including utilities and exterior maintenance expenses. The Company also owns, in Stamford, Vermont, an aggregate of approximately 13,000 square feet of office space, which is currently for sale or lease.

Item 3.  LEGAL PROCEEDINGS
              The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None.

                                     PART II

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS
              The Company's common stock is traded on The Nasdaq Stock Market's National Market under the symbol "LTCH." At March 12, 1998, there were approximately 1,100 holders of record of the Company's common stock. Common Stock Market Prices and Dividends on pages 9 and 10 of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA
              The Selected Consolidated Financial Information on pages 2 and 3 of the Annual Report to stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
               The Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 10 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            The consolidated financial statements and report of independent auditors included on pages 11 through 26 of the Annual Report of Stockholders for the year ended December 31, 1997 are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.

                                    PART III

Item10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF THE  REGISTRANT  The  information contained on pages 4 through 8 of Litchfield Financial
Corporation's Proxy Statement dated March 24, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  EXECUTIVE COMPENSATION
    The  information  contained  on pages 9 through 16 of  Litchfield  Financial
Corporation's Proxy Statement dated March 24, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  The
    information contained on pages 2 through 4 of Litchfield Financial Corporation's Proxy Statement dated March 24, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    The information contained on page 8 of Litchfield Financial Corporation's Proxy Statement dated March 24, 1998, with respect to certain relationships and transactions, is incorporated herein by reference in response to this item.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
       The following consolidated financial statements of Litchfield Financial Corporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1997 are incorporated by reference in Item 8:

      Consolidated  balance  sheets - December  31,  1997 and 1996
      Consolidated statements of income - Years ended December 31, 1997, 1996 and 1995
      Consolidated statements of stockholders' equity - Years ended December 31, 1997, 1996 and 1995
      Consolidated statements of cash flows - Years ended December 31, 1997, 1996 and 1995
      Notes to consolidated financial statements - December 31,
      1997

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

   10.64 Pooling and Servicing Agreement, dated as of August 27, 1993, among the Company, Litchfield Mortgage Securities Corporation and Harris Trust and Savings Bank, as Trustee of the Litchfield Financial Mortgage Trust 1993-2.
   10.65 Mortgage Purchase Agreement, dated as of September 28, 1993, between the Company and Litchfield Mortgage Securities Corporation.
   10.66 Pooling and Servicing Agreement, dated as of November 30, 1993, among the Company, Litchfield Mortgage Securities Corporation and Harris Trust and Savings Bank, as Trustee of the Litchfield Financial Mortgage Trust 1993-3.
   10.67 Mortgage Purchase Agreement, dated as of December 21, 1993, between the Company and Litchfield Mortgage Securities Corporation. (vi) The following exhibits are incorporated by reference to the Company's
         Registration Statement No. 33-89488, as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those exhibits originally filed with such Registration Statement No. 33- 89488):

   4.5 Form of Indenture pursuant to which the Company's 10% Notes due 2004 were issued.
   4.6   Form of 10% Notes due 2004.
   10.68 Pooling and Servicing Agreement, dated as of June 1, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The
         Chase Manhattan Bank, N.A., as trustee.
   10.69 Series Trust Agreement, dated as of June 16, 1994, between the Company,
         Litchfield  Mortgage   Securities   Corporation  1994,  and  The  Chase
         Manhattan Bank, N.A., as trustee.
   10.70 Mortgage Purchase Agreement, dated as of June 16, 1994, between the Company and Litchfield Mortgage Securities Corporation 1994.
   10.71 Pledge and Collateral Agency Agreement, dated as of June 16, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, Internationale Nederlanden (U.S.) Finance Corporation and The Chase Manhattan Bank, N.A., as collateral agent.
   10.72 Sinking Fund Account Agreement, dated as of June 16, 1994, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A. and Internationale Nederlanden (U.S.) Capital Markets.
   10.73 Rate Stabilization Agreement, dated as of June 16, 1994, between the Company and Internationale Nederlanden (U.S.) Finance Corporation.
   10.74 Series Trust Agreement, dated as September 27, 1994, among the
         Company Litchfield Mortgage Securities Corporation 1994, and The
         Chase Manhattan Bank, N.A., as trustee.
   10.75 Mortgage Purchase Agreement, dated as of September 27, 1994, between the Company and Litchfield Mortgage Securities Corporation 1994.
   10.76 Pledge and Collateral Agency Agreement, dated as of September 27, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, Internationale Nederlanden (U.S.) Finance Corporation and The Chase Manhattan Bank, N.A., as collateral agent.
   10.77 Sinking Fund Account Agreement, dated as of September 27, 1994, among the Company, Internationale Nederlanden (U.S.) Finance Corporation,
         The Chase Manhattan Bank, N.A. and Internationale Nederlanden (U.S.) Capital Markets.
   10.78 Rate Stabilization Agreement, dated as of September 27, 1994, between the Company and Internationale Nederlanden (U.S.) Finance Corporation.
   10.79 Pooling and Servicing Agreement, dated as of August 31, 1994, among the Company, Litchfield Mortgage Securities Corporation and Thomas P. McHugh, Esquire, as trustee.
   10.80 Mortgage Purchase Agreement, dated as of September 12, 1994 between the Company and Litchfield Mortgage Securities Corporation.
   10.81 Lease, dated as of February 1, 1995, between the Company and Fox Point Property L.L.C.
   10.84 Employment Agreement, date as of December 23, 1994, between the
         Company and Wayne M. Greenholtz.
   10.85    Third Amendment to the 1990 Stock Option Plan.

         (vii) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K)

   10.91 Series Trust Agreement, dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.92 Mortgage Purchase Agreement, dated as of December 28, 1994, between the Company and Litchfield Mortgage Securities Corporation 1994.
   10.93 Certificate Purchase Agreement, dated as of December 28, 1994, among Litchfield Mortgage Securities Corporation 1994, the Company, Holland Limited Securitizations, Inc., and Internationale Nederlanden (U.S.) Capital Markets.
   10.94 Pledge and Collateral Agency Agreement, dated as of December 28,
         1994, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securitization, Inc. and The Chase Manhattan Bank, N.A., as collateral agent.
    10.95 Sinking Fund Account Agreement, dated as of December 28, 1994, among the Company, Holland Limited Securitization, Inc., The Chase Manhattan Bank, N.A. and Internationale Nederlanden (U.S.) Capital Markets.
   10.97 Amendment No. 1 to Pooling and Servicing Agreement, dated as of December 1, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.98 Amendment No. 1 to Series Trust Agreement Dated June 16, 1994, dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.99 Amendment to Sinking Fund Account Agreement (Litchfield Mortgage
         Trust 1994-1), dated as of December 28, 1994, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A., Internationale Nederlanden (U.S.) Capital Markets.
   10.100   Amendment No. 1 to Series Trust Agreement Dated September 27,
         1994, dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.101 Amendment to Sinking Fund Account Agreement (Litchfield Mortgage Trust 1994-2), dated as of December 28, 1994, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A., Internationale Nederlanden (U.S.) Capital Markets.
   10.102   Indenture, dated as of January 9, 1995, between Litchfield
         Residual Securities Corporation and The Chase Manhattan Bank, N.A., as note trustee.
   10.103Note Purchase Agreement,  dated as of January 9, 1995, among Litchfield
         Residual Securities Corporation, Connecticut General Life Insurance Company and Connecticut General Life Insurance Company on behalf of one or more accounts.
   10.104   10.43% Secured Notes, due May 1, 2024.
   10.105 Agreement and Certificate, dated as of January 9, 1995, between the Company and the Chase Manhattan Bank, N.A., as Note Trustee.


   10.106 Amendment No. 1 to Pooling and Trust Agreement, dated as January 6, 1995, among the Company, State Street Bank and Trust Company of
         Connecticut, National Association, as trustee, and those Certificateholders on the signature pages thereto.
   10.107   Amendment No. 1 to Servicing Agreement, dated as of January 6,
         1995, among the Company, State Street Bank and Trust Company of Connecticut, National Association, as trustee, and those Certificateholders on the signature pages thereto.
   10.108   Amendment No. 1 to Pooling and Trust Agreement, dated as of
         January 6, 1995, among the Company, James C. Farrington, as trustee, and those Certificateholders on the signature pages thereto.
   10.109Intercreditor Agreement, dated as of January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-1, among the Chase Manhattan Bank, N.A., as trustee under an Indenture, the Chase Manhattan Bank, N.A., as collateral agent under a Pledge and Collateral Agency Agreement for the benefit of Internationale Nederlanden (U.S.) Finance Corporation, The Chase Manhattan Bank, N.A., as agent there under and the Company.
   10.110 Mortgage Loan Pledge Agreement, dated as of January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-1, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, and The Chase Manhattan Bank, N.A., as collateral agent.
   10.111Amendment No. 1 to Pledge and Collateral Agency Agreement,  dated as of
         January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-1, among the Company, Litchfield Mortgage Securities Corporation 1994, Internationale Nederlanden (U.S.) Finance Corporation, and The Chase Manhattan Bank, N.A., as collateral agent.
   10.112   Amendment No. 1 Rate Stabilization Agreement, dated as of January
         9, 1995, in connection with the Litchfield Mortgage Trust 1994-1, between the Company, and Internationale Nederlanden (U.S.) Finance Corporation.
   10.113Intercreditor Agreement, dated as of January, 9, 1995, in connection with the Litchfield Mortgage Trust 1994-2, among The Chase Manhattan Bank, N.A., as trustee under an Indenture, The Chase Manhattan Bank, N.A., as collateral agent under a Pledge and Collateral Agency Agreement for the benefit of Internationale Nederlanden (U.S.) Finance Corporation and The Chase Manhattan Bank, N.A., as collateral agent.
   10.114Mortgage Loan Pledge Agreement, dated as of January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-2, among the Company, Internationale Nederlanden (U.S.) Finance Corporation, and The Chase Manhattan Bank, N.A., as agent thereunder and the Company.
   10.115Amendment No. 1 to Pledge and Collateral Agency Agreement,  dated as of
         January 9, 1995, in connection with the Litchfield Mortgage Trust 1994-2, among the Company, Litchfield Mortgage Securities Corporation 1994, Internationale Nederlanden (U.S.) Finance Corporation, and The Chase Manhattan Bank, N.A., as collateral agent.
   10.116   Amendment No. 1 Rate Stabilization Agreement, dated as of January
         9, 1995, in connection with the Litchfield Mortgage Trust 1994-2, between the Company and Internationale Nederlanden (U.S.) Finance Corporation.
   10.117 Certificate Purchase Agreement (for Litchfield Mortgage Trust 1994-1), dated as of January 26, 1995, among Litchfield Mortgage Securities Corporation 1994, the Company, Holland Limited Securitizations, Inc., and Internationale Nederlanden (U.S.) Capital Markets.
   10.118 Certificate Purchase Agreement (for Litchfield Mortgage Trust 1994-2), dated as of January 26, 1995, among Litchfield Mortgage Securities Corporation 1994, the Company, Holland Limited Securitizations, Inc., and Internationale Nederlanden (U.S.) Capital Markets.
   10.119Amended and Restated Pledge and Collateral  Agency Agreement Dated June
         16, 1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.
   10.120 Amendment No. 1 to Mortgage Loan Pledge Agreement (Litchfield Mortgage Trust 1994-1), dated as of January 26, 1995, among the Company, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.


   10.121 Amendment No. 2 to Pooling and Servicing Agreement, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.122Amendment No. 2 to Series Trust  Agreement  Dated June 16, 1994,  dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.123Amended and  Restated  Pledge and  Collateral  Agency  Agreement  Dated
         September 27, 1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.
   10.124 Amendment No. 1 to Mortgage Loan Pledge Agreement (Litchfield Mortgage Trust 1994-2), dated as of January 26, 1995, among the Company, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.
   10.125   Amendment No. 2 to Series Trust Agreement Dated September 27,
         1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.

   (viii)The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q)

   10.126Asset  Purchase  Agreement  dated as of March 30,  1995  between  GEICO
         Corporation, Government Employees Financial Corporation, GEICO Financial Services, Inc., GEICO Financial Company, Willow Valley Associates, LTD., Variproperties, Inc. as sellers and Litchfield Financial Corporation as purchaser (excluding exhibits and schedules).
   10.127 Litchfield Financial Corporation 1995 Stock Option Plan for Non-Employee Directors.
   10.128Sale  and  Servicing  Agreement  dated  as of March  22,  1995  between
         Litchfield Timeshare Securities Corporation as depositor and Litchfield Financial Corporation as servicer and Litchfield Timeshare Trust 1995-1.
   10.129Amended and Restated  Sale and  Servicing  Agreement  dated as of March
         22, 1995 between Litchfield Timeshare Securities Corporation as depositor and Litchfield Financial Corporation as servicer and Litchfield Timeshare Trust 1995-1.
   10.130 Litchfield Timeshare Trust 1995-1 Trust Agreement dated as of March 22, 1995 between Litchfield Timeshare Securities Corporation 1995-1 and the Chase Manhattan Bank, N.A. as trustee.
   10.131 Amended and Restated Litchfield Timeshare Trust 1995-1 Trust Agreement dated as of March 22, 1995 between Litchfield Timeshare Securities Corporation 1995-1 and the Chase Manhattan Bank, N.A. as trustee.
   10.133Litchfield  Timeshare  Trust  1995-1  Class  A  Certificates   Purchase
         Agreement dated April 27, 1995 between Litchfield Timeshare Securities Corporation 1995-1 as depositor, Litchfield Financial Corporation as initial servicer, and Teachers Insurance and Annuity Association of America as purchaser.
   10.134Litchfield  Timeshare  Trust  1995-1  Class  A  Certificates   Purchase
         Agreement dated June 22, 1995 between Litchfield Timeshare Securities Corporation 1995-1 as depositor, Litchfield Financial Corporation as initial servicer, and Teachers Insurance and Annuity Association of America as purchaser.
   10.135 Subservicing Agreement between Concord Servicing Corporation, Litchfield Financial Corporation, and Litchfield Timeshare Trust 1995-1, as amended.
   (ix) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q)

   10.136 Receivables Financing facility extended by Holland Limited Securitization, Inc. and Internationale Nederlanden (U.S.) capital Markets, Inc., to Litchfield Financial Corporation and Litchfield Mortgage Securities Corporation 1994 dated September 29, 1995.

   (x) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K):

   10.137 Amended and Restated Employment Agreement, dated as of July 19, 1996, between the Company and Richard A. Stratton.
   10.138 Amended and Restated Employment Agreement, dated as of July 19, 1996, between the Company and Heather A. Sica.
   10.139   Employment Agreement, dated as of July 19, 1996, between the
         Company and Ronald E. Rabidou.
   10.140Commercial Security Agreement dated as of July 23, 1996, in the principal amount of $5,000,000 between the Company and BSB Bank and Trust Co.
   10.142Loan  Agreement,  dated as of  September  13,  1996,  in the  principal amount of $15,000,000 between the Company and Bank of Scotland. 10.143Pledge Agreement, dated as of September 13, 1996 between the Company and Bank of Scotland.
   10.144Security Agreement,  dated as of September 13, 1996 between the Company and Bank of Scotland.
   10.145   Amendment No. 1 to Receivable Purchase Agreement dated September
         29, 1995, dated as of December 18, 1995 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.
   10.146 Amendment No. 1 to Receivable Loan and Security Agreement dated September 29, 1995, dated as of December 18, 1995 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital
         Markets, Inc.
   10.147   Amendment No. 2 to Receivable Purchase Agreement dated September
         29, 1995, dated as of September 27, 1996 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.
   10.148 Amendment No. 2 to Receivable Loan and Security Agreement dated September 29, 1995, dated as of September 27, 1996 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital
         Markets, Inc.
   10.149Revolving Credit Note, dated as of April 26, 1996, in the principal amount of $20,000,000 between the Company and the First National Bank of Boston.
   10.150Revolving  Credit Note,  dated as of October 26, 1996, in the principal amount of $10,000,000 between the Company and Fleet Bank-NH. 10.151Promissory Note, dated as of January 23, 1997, in the principal amount of $8,000,000 between the Company and BSB Bank and Trust Co.

   (xi) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q):

   10.152Master  revolving  credit  promissory  note dated as of March 21,  1997 between Litchfield Financial Corporation and Republic Bank in the principal amount of $3,000,000.
   10.153Wholesale warehouse loan and mortgage security agreement dated as of March 21, 1997 between Litchfield Financial Corporation and Republic Bank in the principal amount of $3,000,000.

   (xii) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q):
   10.154 Loan and security agreement dated March 6, 1997 between Litchfield Financial Corporation and Green Tree Financial Servicing Corporation in the principal amount of $25,000,000.
   10.155Second  amended  and  restated  loan  and  security   agreement   among
         Litchfield Financial Corporation, BankBoston, N.A., and Fleet Bank-NH in the principal amount of $50,000,000.
   10.156 9.3% Note purchase agreement dated April 7, 1997 between Litchfield Financial Corporation and Teachers Insurance and Annuity Association of America in the principal amount of $20,000,000.

   (xiii)The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q):

   10.157 Employment agreement, dated as of March 17, 1997 between the Company and Joseph S. Weingarten.
   10.158Asset  Purchase  Agreement,  dated  March 21,  1997 among the  Company,
         Litchfield Capital Corporation, Eaglefunding Capital Corporation and The First National Bank of Boston, as deal agent.

   (xiv) The following exhibits are incorporated by reference to the Company's Registration Statement No. 333-37963, as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those exhibits originally filed with such Registration Statement No. 333-37963):

       4.7 Form of Indenture pursuant to which the Company's 8.45% Notes were issued.
      4.8   Form of 8.45% Note due 2002

    B. Exhibits filed with this Report on Form 10-K.

    The following exhibits are filed herewith:

   10.159 Ground and building lease, dated May 28, 1997, between the Company and David Mandelbaum, as Trustee, for Williamstown Property Trust.
   10.160 Indenture of Trust dated as of June 1, 1997, between Litchfield Hypothecation Corporation and The Chase Manhattan Bank.
   10.161Servicing  agreement  dated  as of  June 1,  1997  among  the  Company,
         Litchfield Hypothecation Corporation and The Chase Manhattan Bank. 10.162Indenture of Trust dated as of August 1, 1997 between Litchfield
         Hypothecation Corporation 1997-B and The Chase Manhattan Bank. 10.163Servicing agreement dated as of August 1, 1997, among the Company,
         Litchfield Hypothecation Corporation 1997-B and The Chase Manhattan
         Bank.
   10.164  Amendment No. 4 to Receivables Purchase Agreement dated September
         29, 1995, dated as of  November 27, 1997 among the Company,
         Litchfield Mortgage Securities Corporation
         1994,                         Holland Limited Securities, Inc. and
         ING Barings (U.S.) Capital Markets, Inc.
   10.165 Amendment No. 4 to Receivables Loan Agreement dated September 29, 1995, dated as of November 27, 1997 among the Company, Litchfield Mortgage Securities Corporation 1994,
         Holland Limited Securities, Inc. and ING Barings (U.S.) Capital Markets, Inc.
10.166 Employment agreement, dated as of January 1, 1998, between the Company and John J. Malloy.
     11.1    Statement Re:  Computation of Earnings per Share.
     13.1    Annual Report to Stockholders for the Year Ended December 31,
             1997.
     21.1    List of Subsidiaries.
     23.1    Consent of Independent Auditors.
     27.1    Financial Data Schedule.

(b)  Reports on Form 8-K

   None

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

LITCHFIELD FINANCIAL CORPORATION

/s/ Richard A. Stratton
RICHARD A. STRATTON
Chief Executive Officer and Director
March 27, 1997

/s/ Ronald E. Rabidou
RONALD E.  RABIDOU
Chief Financial Officer
March 27,  1997

/s/ David M. Pascale
DAVID M. PASCALE
Chief Accounting Officer and Controller
March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Costa                          /s/ Heather Sica
JOHN COSTA                              HEATHER A. SICA
Director                                Executive Vice President and Director
March 27, 1997                          March 27, 1997

/s/ Donald R. Dion, Jr.                 /s/ Richard A. Stratton
DONALD R. DION, JR.                     RICHARD A. STRATTON
Director                                Chief Executive Officer and Director
March 27, 1997                          March 27, 1997

/s/ David J. Ferrari                    /s/ James Westra
DAVID J. FERRARI                        JAMES WESTRA
Director                                Director
March 27, 1997                          March 27, 1997

/s/ Gerald Segel
GERALD SEGEL
Director
March 27, 1997

                                                                Exhibit 10.159
                            GROUND AND BUILDING LEASE


      LEASE dated as of May 28, 1997 between DAVID MANDELBAUM, as he is Trustee of WILLIAMSTOWN PROPERTY TRUST under Declaration of Trust dated June 10, 1968 and recorded with Berkshire Northern District Registry of Deeds, having a principal office at Mandelbaum & Mandelbaum, 80 Main Street, West Orange, New Jersey, 07052 ("Landlord") and LITCHFIELD FINANCIAL CORPORATION, a Massachusetts business corporation having a principal office in Stamford, Vermont ("Tenant").

   PRELIMINARY STATEMENT

      Landlord is the owner of the land located at Route 2, Williamstown, Massachusetts described on Exhibit A attached hereto (the "Land"). Tenant desires to lease the Land and the existing buildings on the Land ("Buildings"), for use by Tenant or a any sublessee for any lawful business purpose including, without limitation, financial and general business office purposes and accessory and related purposes thereto ("Allowed Uses"). The Land and the Buildings are collectively referred to herein as the "Premises".

      IT IS THEREFORE AGREED AS FOLLOWS:

      1. LEASE OF THE PREMISES. Landlord hereby leases to Tenant and Tenant hereby leases from Landlord for the Term specified in Section 2 and the Rental specified in Section 3, the Premises.

      2.  TERM.

            2.1 Definitions. As used herein, the following terms shall have the meanings indicated:
                  2.1.1 "Commencement Date" shall mean June 1, 1997.

                  2.1.2 "Lease Year" shall mean the period of twelve (12) consecutive months commencing on the Commencement Date and each succeeding 12-month period.

                  2.1.3  "Partial  Lease  year"  shall  mean,  in the  event  of termination of this Lease on a date other than the last day of any Lease year, the period from the Commencement Date of anniversary of the Commencement Date, as the case may be, through the date of termination. For any Partial Lease Year, Rental (as defined in Section 3) shall be prorated on a per diem basis using a 365-day year.

            2.2 Initial Term. The initial term of this Lease (the "Initial Term") shall commence on the Commencement Date and shall continue for a period of ten (10) Lease Years.

            2.3 Extension Terms. Tenant shall have the right to extend the term of this Lease for two (2) additional consecutive ten (10) year terms ("Extension Terms"). Tenant may exercise its right to extend the term of this Lease by giving Landlord written notice on or before the date six (6) months prior to the expiration of the immediately preceding term of this Lease. The term of this Lease (the "Term") shall refer to and include the Initial Term and any Extension Terms unless otherwise required specifically or by context. Upon the timely giving of such notice, the Term of this Lease shall be extended, as aforesaid, without the need for further act of deed of either party. Each such Extension Term shall be upon the same terms and conditions of the Lease in effect during the Initial Term, except that Rental payable during each year of each Extension Term shall be determined as set forth in
   Section 3.

      3. RENTAL. Tenant shall pay Landlord Rental as follows (as used herein, "Rental" shall mean Basic Rental and Additional Rental as defined in this Section 3):

            3.1 Basic Rental. During the Initial Term, Tenant shall pay Landlord a fixed annual rental for each Lease Year of the Initial Term ("Basic Rental") of Twenty Thousand Four Hundred Twenty Five Dollars ($20,425), per annum payable in advance in monthly installments of One Thousand Seven Hundred and Two Dollars and Eight Cents ($1,702.08) on the first day of each month.

            3.2 Rent Adjustment - Extension Terms. The Basic Rental for the first year of the first Extension Term (being the 11th year of the Lease) shall be increased to Twenty-Seven Thousand Four Hundred Forty-Seven Dollars ($27,447), effective on the anniversary of the Commencement Date. Thereafter, the Basic Rental for each year of each Extension Term shall be increased by an amount equal to the change in the Consumer Price Index from the previous anniversary date. Provided, however, the Basic Rental for each year after the 11th year of the lease shall be increased by an amount not less than 3% per year and not exceeding 6% over the Basic Rental of the prior year. The minimum and Maximum rents for years 12 through 20 and years 21 through 30 are shown on Exhibit B. Exhibit B is incorporated herein by reference.

            3.3 Additional Rental. Intending that this Lease be "triple net", so-called, during the Term, Tenant shall pay to or on behalf of the Landlord as additional rental (the "Additional Rental") the amounts specified in this
   Section 3.3. Additional Rental to be paid to or on behalf of the Landlord shall be paid within fifteen (15) days after Landlord shall give Tenant an invoice specifying the Additional Rental due.


                  3.3.1 Taxes. Commencing as of the Commencement Date, and continuing thereafter throughout the term of this Lease, Tenant shall pay to the taxing authority all real estate taxes assessed or imposed on the premises, including any special assessments or betterments, which become due and payable in respect of each fiscal/tax year occurring during the term of this Lease. Such payments by Tenant shall be made on or before any payments are due and payable to the taxing authority without interest or penalty.

                        3.3.1.1  Proration  of  Taxes.   Tenant's  payment  of
   real estate taxes shall be prorated for periods at the beginning (i.e.., in respect of the fiscal/tax year in which the Commencement Date occurs) and end of the Term which do not constitute full fiscal/tax years.

                        3.3.1.2     Tenant's   Right   to   Contest   Assessed
   Valuation of Premises. Tenant may require Landlord, at Tenant's cost and expense, to appeal or contest any tax assessment for which Tenant is responsible through all administrative and judicial tribunals having jurisdiction in real estate tax appeal cases. If Landlord shall fail or refuse, upon the request of Tenant, to take any necessary steps to contest the validity or amount of the real estate taxes or of the assessed valuation, Tenant may undertake, by appropriate proceedings in the name of Landlord or Tenant, to contest the same. Within a reasonable time after demand therefor, Landlord shall execute and deliver to Tenant any documents which re required to enable Tenant to prosecute any such proceeding. If an abatement is obtained, the costs incurred by either party shall first be reimbursed out of abatement proceeds; Tenant shall be entitled to receive the remainder of said abatement proceeds relating to the fiscal/tax years occurring during the term of the Lease.
      Landlord recognizes that the Premises are in an Economic Opportunity Area as that term is described in 402 CMR 2.00 et seq. As a result, Tenant is eligible to apply through the Town of Williamstown for Tax Increment Financing as described in 751 CMR 11 et seq. Tenant may require Landlord, at Tenant's cost and expense, to apply or cooperate in Tenant's application for Tax Increment Financing or any other benefit available because the Premises are within an Economic Opportunity Area. Within a reasonable time after demand therefor, Landlord shall execute and deliver to Tenant any documents which are required to prosecute such application. If Landlord shall fail or refuse, upon request of Tenant, to take any steps to apply for and obtain Tax Increment Financing, Tenant may undertake such steps in the name of Landlord or Tenant to complete such application and obtain such benefits.

                  3.3.2 Utilities. Tenant shall be solely responsible for and promptly pay all charges for utilities used on the Premises, including, without limitation, heat, electricity, oil and water.

                  3.3.4 Maintenance. The Tenant shall be solely responsible for the maintenance of the Premises, including snow removal, sweeping and striping of parking lots and maintenance of the Buildings and any improvements made thereto by Tenant, all of which shall become the property of the Landlord at the expiration of the term.

            3.4 Late  Payment.  In the event that Tenant shall be more than five
   (5) days late in the payment of Rental there shall be charged a late fee of 5% or any unpaid Rental.

      4. INSURANCE; MUTUAL WAIVER OF SUBROGATION; RISK OF LOSS.

            4.1 Tenant's Insurance. During the Term, Tenant shall maintain with respect to the Premises, public liability insurance with a minimum combined single limit of $1,000,000 per occurrence of bodily injury of death and $1,000,000 for property damage with Landlord listed as an additional insured. In addition, Tenant shall maintain fire and extended coverage insurance on the Building in an amount which shall be adjusted annually to equal the full replacement cost of the Building, naming the Landlord as additional insured. Tenant shall provide Landlord with certificates or other evidence of such insurance acceptable to Landlord. Each insurance policy maintained by Tenant shall contain a provision that it cannot be canceled without at least 20 days' prior notice to Landlord.

            4.2 Tenant's Risk of Loss. All property of any kind that may be on the Premises shall be at the sole risk of Tenant, and Landlord shall not be liable to Tenant or any other persons for any injury, loss or damage to any persons or property on the Premises from causes other than Landlord's omission, fault, negligence or other misconduct. Landlord shall not be liable for any damage to persons or property by water, which may be sustained by reason of breakage, leakage, or obstruction of any pipes or other leakage in or about the Premises arising from causes other than Landlord's omission, fault, negligence or other misconduct.

      5. ACCESS TO THE PREMISES. Landlord and its agents shall have the right to enter into and upon the Premises, or any part thereof, at all reasonable times upon reasonable prior advance notice (except that no notice shall be required in an emergency) and subject to Tenant's security and confidentiality requirements and provided Landlord does not unreasonably interfere with Tenant's business, for any of the following purposes: (a) to determine the condition of the Premises and whether Tenant is complying with Tenant's obligations under this Lease; (b) to perform any repair permitted hereunder; or (c) to show the Premises to prospective tenants within the last six (6) months of the Initial Term in the event that Tenant has not exercised the option for the applicable Extension Term. In exercising any rights of access to the Premises, Landlord shall use reasonable efforts to minimize any interference with Tenant's use of the Premises.

      6. TENANT'S ALTERATIONS. Tenant shall be entitled to make such improvements, alterations (structural or otherwise), restorations, changes, replacements, installations, enlargements or additions to the Premises as Tenant deems necessary or desirable ("Improvements"), provided that all Improvements shall require the prior consent of Landlord, which consent shall not be unreasonably withheld or delayed. Prior to the Commencement Date, Tenant shall obtain or cause to be obtained all building permits, licenses, variances and other governmental approvals which may be required in connection with the making of Improvements ("Approvals"). Landlord shall cooperate with Tenant in the obtaining of Approvals and shall execute any documents required in furtherance thereof. All Improvements constructed or installed on the Premises by Tenant at any time prior to the expiration or earlier termination of this Lease shall be the property of the Tenant. Upon the expiration or earlier termination of this Lease, title to the Improvements shall vest in Landlord so that the Improvements and the entire Premises shall vest in Landlord without notice or execution of further instruments and without cost, expense or obligation of any kind or nature to Landlord. Any trade fixtures or unaffixed personal property owned by Tenant shall remain the property of Tenant; provided that if Tenant shall make any Improvements to accommodate such fixtures or property, Tenant must restore the Premises to its original condition with respect to such Improvements prior to removing any such fixtures or property.

      7. MECHANICS' LIENS. If any mechanics' or materialmens' lien shall be filed against the Premises as a result of any work or act of Tenant, Tenant shall discharge the lien within thirty (30) days after the filing of the lien. If Tenant shall fail to discharge the lien as required by this Section 7, Landlord shall be entitled to bond or pay the lien or claim for the account of the Tenant, without inquiring into the validity thereof, and all costs incurred by landlord to bond or pay to discharge the lien shall be paid by Tenant upon demand and shall be treated in the same manner as rent in arrears.

      8. COMPLIANCE WITH LAW; MAINTENANCE; ETC. Tenant hereby covenants and agrees that:

            8.1 Use of Premises; Compliance with Law. Tenant shall (a) unless otherwise agreed to by Landlord, use the Premises only for the allowed Uses,
   (b) observe and comply with all applicable present and future laws, ordinances, requirements, orders, directives, rules and regulations of federal state, city and town governments pertaining to such Allowed Uses, and, (c) prior to the Commencement Date, obtain at Tenant's own expenses every permit, license or certificate required for Tenant's operation at the Premises by any governmental agency having jurisdiction thereon.

      Prior to the Commencement Date, Tenant shall receive a satisfactory review of (a) the zoning laws and regulations applicable to the Premises or to any proposed use of the Premises by Tenant and (b) any permits, licenses or certificates issued to Landlord or Assignor by any governmental agency having jurisdiction upon the Premises.

      Prior to the Commencement Date, Tenant shall obtain a satisfactory review of (a) Landlord's title to the Premises, and (b) proof by survey of the boundaries of the Premises and any easements, covenants or restrictions which burden the Premises. Tenant will not use, or permit the use of, the Premises for any improper, offensive or unlawful purpose. Tenant will observe and comply with all applicable present and future laws, ordinances, requirements, orders, directives, rules and regulations of federal, state, city and town governments relating to the operation or occupancy of the Premises.

            8.2 Maintenance  and Repair.  Tenant shall, at Tenant's own expense,
   (a) make all necessary interior repairs in and to the Premises, (b) make any and all replacements of plate door, window and any other glass (with glass of the same kind and quality), whether interior or exterior, which shall become broken by any means whatsoever, (c) make any and all repairs to or replacements of the Mechanical Systems servicing the Premises, (d) perform all necessary exterior maintenance and repairs (including structural repairs) to the Premises and all other improvements on the Premises (including, without limitation, maintenance and repair of access roads, driveways, parking lots, loading areas, landscaped and planted areas, lighting fixtures and pedestrian sidewalks,), (e) provide adequate policing, sanding, sweeping, cleaning and such other acts as may be necessary to keep the access roads, driveways, parking lots and sidewalks in a safe, clean and sanitary condition, (e) remove all snow, ice and other obstructions from the access roads, driveways, parking lots and sidewalks, (f) make all other repairs and tenantable condition, reasonable and ordinary wear and tear and damage by fire and other casualty excepted, and all repairs, alterations and modifications required by any governmental laws, ordinance or regulation, (g) not permit, suffer of commit any waste of, or nuisance on, the Premises, (h) not permit any act or thing to be done on the Premises which may void any insurance carried by Landlord on the Premises and (i) upon expiration of the Term or earlier termination of this Lease, vacate the Premises, remove all Tenant's goods and effects, and leave the Premises in good repair and tenantable condition, reasonable and ordinary wear and tear, and damage by fire and other casualty excepted. If Tenant shall fail to make repairs and replacements as required by this Section 8.2 within thirty (30) days after Landlord shall give Tenant notice demanding that such repairs and replacements be made, Landlord shall be entitled to make such repairs and replacements and all costs incurred by Landlord to make such repairs and replacements shall be paid by Tenant upon demand and shall be treated in the same manner as rent in arrears.

            8.3 Indemnification. Tenant shall indemnify and hold Landlord harmless from and against all costs, losses, damages, liabilities and expenses (including reasonable attorneys' fees), arising out of or based upon
   (i) damage to property or injury to persons resulting from any accident or other occurrence in the Premises (ii) damage to property or injury to persons outside of the Premises to the extent caused by the negligence of the Tenant or its agents, servants, or employees; provided, however, in any such instances, the Tenant shall no be deemed to be required to indemnify and hold Landlord harmless with respect to any damage to property of injury to persons to the extent caused by the negligent act or omission or willful misconduct of the Landlord, its agents, servants, employees or contractors.

      9.  ENVIRONMENTAL MATTERS.

            9.1 Site Assessment. Prior to the Commencement Date, Tenant shall obtain a satisfactory site assessment, including such subsurface inspection or testing as Tenant deems appropriate to determine that the Premises are free from environmental contamination, addressed to Landlord and Tenant.

            9.2 Environmental Indemnification. Contingent upon Tenant's delivery to Landlord of the site assessment referred to in paragraph 9.1 above, which site assessment shall in all respects be satisfactory to Landlord, Landlord shall indemnify and hold Tenant harmless for any (a) "releases" or unlawful "threats of release" on the Premises of any "hazardous materials" or "oils" (as such terms are defined in the Massachusetts Oil and hazardous Material Release Prevention and Response Act, Chapter 21E of Massachusetts General Laws, as amended ("Chapter 21E"), or (b) violations of any and all applicable federal, state and municipal statutes, ordinances, by-laws, rules and regulations relating to the environment, including, without limitation, Chapter 21E, the Federal Resource Conservation and Recovery act, the Massachusetts Hazardous Waste Management Act, the Federal Water Pollution Control Act, the Federal Clean Air Act and the Massachusetts Wetlands
   Protection Act, occurring at or about the Premises and predating the execution of this Lease.

            9.3 Environmental Conditions. Without limiting the any of the provisions of this Section 9.3, Tenant shall (a) not "release" or cause any unlawful "threat of release" on the Premises of any "hazardous materials" or "oils" (as such terms are defined in the Massachusetts Oil and Hazardous Material Release Prevention and Response Act, chapter 21E of Massachusetts General laws, as amended (Chapter 21E")), (b) not receive notice from the Massachusetts Department of Environmental Protection or any other governmental authority claiming violation on the Premises of Chapter 21E or any similar law dealing with hazardous materials or oils, (c) not incur during the Term any liability to the Commonwealth of Massachusetts under Chapter 21E on the Premises, (d) maintain and use the Premises, at Tenant's own expense, in accordance with all applicable federal, state and municipal statutes, ordinances, by-laws, rules and regulation relating to the environment, including, without limitation, Chapter 21E, the federal Resource Conservation and Recovery Act, the Massachusetts Hazardous Waste Management Act, the Federal Water Pollution Control Act, the Federal Clean Air Act and the Massachusetts Wetlands Protection Act.

      10.  DESTRUCTION BY FIRE OR OTHER CASUALTY.  In the event that:

      (a) the Buildings shall be damaged by fire or other casualty to the extent of 25% or more of the cost of the replacement thereof; or

      (b) the Buildings shall be damaged in whole or in part during the last two years of the Initial Term or any Extension Term; then, in any such event (referred to herein as "Substantial Destruction"), Tenant shall have the right to terminate this Lease by notice given to Landlord within sixty (60) days after such event, and upon the date specified in such notice (which date shall not be less than thirty (30) days after the giving of said notice), (i) this Lease shall terminate, (ii) Tenant shall vacate and surrender the Premises to Landlord, and (iii) all insurance proceeds payable on the Premises shall be applied first to refund to Tenant any rental paid for any period subsequent to such Substantial Destruction, and the balance of such proceeds shall belong to Landlord. If Tenant shall not elect to terminate this Lease, Tenant shall restore Landlord. If Tenant shall not elect to terminate this Lease, Tenant shall restore the Premises as nearly as possible to the condition they were in prior to the Substantial Destruction. Tenant shall commence restoration of the Premises upon receipt of the insurance proceeds and the Basic Rental shall be reduced for the period when the Premises are unrestored in the same proportion that the floor area of the unrestored portion of the Premises bears to the total floor area of the Premises prior to such damage. In the event that the Premises are damaged but not the extent of Substantial Destruction, the Premises shall be restored and insurance proceeds applied as provided herein without any rebate of Rental.

      11. EMINENT DOMAIN.

            11.1 Total Condemnation. If during the Term all of the Premises is taken for, or damages as a result of, any public or quasi-public use under any statue, or by the right of eminent domain whether by a condemnation proceeding or otherwise, or any transfer of all of the Premises is made in avoidance of the exercise of the power of eminent domain (referred to below, in any such event, as a "Taking"), then this Lease shall terminate on the date that possession of the Premises is taken, and the rent and other charges provided herein to be paid by Tenant shall be apportioned and paid by Tenant through such termination date. In the event of a Taking of any part of the Premises such termination date. In the event of a Taking of any part of the Premises either party may elect to terminate this Lease by giving written notice to the other, and the Term shall expire and come to an end as of the last day of the calendar month in which such notice is given. Upon such termination, the rent shall be adjusted to the date of termination and neither party shall have any further rights or liabilities hereunder. The total award or payment made in such proceeding or in lieu of settlement thereof (referred to below, in any such event, as an "Award") shall be divided between Landlord and Tenant in the manner set forth below. the parties shall be in good faith attempt to agree upon the division of the Award within the thirty (30) days immediately following the date of the determination of the amount of the Award. In the event of a Taking resulting in the termination of this Lease pursuant to the provisions of this Section, the parties hereto agree to cooperate in applying for and in prosecuting any claim for such Taking and further agrees that is there is one (1) award covering both Landlord's and Tenant's interests in the Premises that the aggregate net award, after deducting the reasonable expenses of Landlord, and Tenant, including attorneys' fees, incurred in connection therewith, shall be distributed as follows, and in the following order of priority:

                  (i) Landlord shall be entitled to an amount equal to the value, on the vesting date, of the land taken as improved as to building, parking and utilities and available for its best of most economic use as of the Commencement Date, giving effect to the existence of this Lease.

                  (ii) Tenant shall be entitled to an amount of the award equal to the then fair market value of the improvements erected by or for Tenant. For such purposes the fair market value of Tenant's improvements shall mean the product of (a) the sum of one hundred (100%) percent of all of Tenant's costs and expenses in construction of the Premises as certified from time to time by Tenant, including the cost of labor and materials; architectural, engineering and permit fees; attorneys' fees; title insurance premises, (b) a fraction, the numerator of which shall be the number of years or part thereof between the vesting date pursuant to the Taking and the Expiration Date and the denominator of which shall be the Term. For purposes hereof, the Term shall be determined as if the Lease had been renewed by Tenant for all of the Extension Terms.

                  (iii)   Landlord   and  Tenant  shall  be  entitled  to  the
   balance of the award, 50-50.

            11.2 (i) In the case of a Taking of less than substantially all of the Premises and if this Lease is not terminated as provided in Section (a) hereof, Tenant, at its expense, shall proceed with diligence to repair or reconstruct the Premises to a complete architectural unit or units (all such repairs, reconstruction and work being referred to in this Section as "Tenant's Reconstruction Work") and the award in the condemnation proceedings allocable to the Premises (hereinafter called "Tenant's Award"), after deduction of the expenses of Landlord, and Tenant incurred in connection with the Taking, shall be made available to Tenant for purposes of paying the cost and expense of the Reconstruction Work.

                  (ii) Neither party shall, without the consent o the other party hereto, make any settlement with the condemning authority of convey any portion of the Premises or building to such authority in lieu of condemnation or consent to any Taking.

            11.3 In the event of a temporary Taking of all or any portion of the Premises, this Lease shall not terminate and Tenant shall continue to perform and observe all of its Obligations as though the Taking had not occurred, except only to extent that Tenant may be prevented from doing so by the terms of the order of the authority which made the Taking. In the event of such Taking, Tenant shall be entitled to receive the entire amount of any Award therefor, whether paid by way of damages, rent or otherwise, unless the period of governmental occupancy extends beyond the termination of the Term (as same may be extended), in which case the amount of the Award, after payment to Landlord therefrom of the estimated cost of restoration of the Premises, shall be considered as rent from the Taking authority for the entire period of its occupancy and shall be apportioned between Landlord and Tenant as of the rate of such termination.

            11.4 If the parties are unable to agree upon the division of the total Award within the prescribed time, then such division shall be determined by arbitration in accordance with Massachusetts General Laws
   Chapter 251. The cost of the arbitration shall be paid by the parties in equal shares.

      12. ASSIGNMENT; SUBLETTING. Tenant may at any time, and from time to time, assign its interest in the Lease, in the Premises, or sublease, or permit the occupancy of, all or any part of the premises, without Landlord's consent to any successor in interest of Tenant or to any present or future parent, affiliated or subsidiary corporation or other entity, whether direct or indirect, and whether arising pursuant to a sale of stock, sale of assets, merger, consolidation or otherwise ( the aforesaid permitted assignees and sublessees are hereinafter collectively referred to as the "Related Parties"). Tenant agrees to promptly notify in writing Landlord of any such assignment or subletting. Tenant agrees not to assign its interest in this lease or in the Premises to any third party (other than Related Parties) without first obtaining Landlord's written consent, which consent shall not be unreasonably withheld or delayed. Tenant may sublet the Premises, or portions thereof, without Landlord's prior written consent, upon written notice to Landlord. No permitted assignment or subleasing will in any way affect of reduce any of the obligations of Tenant under this Lease.

      13.  ATTORNMENT; SUBORDINATION; REMEDIES.

            13.1 Attornment. In the event of (a) a sale, transfer or assignment of Landlord's interest in the Premises, or (b) any proceedings that are brought for the foreclosure of, or for the exercise of any power of sale under, any mortgage made by Landlord covering the Premises or any part thereof, Tenant agrees to attorn to and to recognize such transferee, purchaser or mortgagee as Landlord under this Lease.

            13.2 Collateral Assignment; Subordination. Tenant shall, upon the written request of Landlord, enter into a written agreement with any bank, trust company or other lending institution or individual ("Bank") which shall provide that, upon the request of Bank, Tenant shall make all payments of Rental and other sums thereafter due under this Lease directly to Bank. tenant shall, upon notice from Landlord, (a) agree that this Lease shall be subject and subordinate to any mortgage or deed of trust granted to a Bank with respect to the Premises and (ii) agree upon request to execute, acknowledge and deliver at any time hereafter, any and all instruments which the Landlord may deem necessary to acknowledge this subordination, provided however, that Landlord shall furnish to Tenant from the holder of any mortgage to which this Lease is or may hereafter become subject and subordinate, as a condition thereof, an agreement reasonably acceptable to Tenant whereby such holder agrees, regardless of the foreclosure of such mortgage or any other enforcement of the holder's rights thereunder, to recognize Tenant's right under this Lease and not to disturb Tenant's use and occupancy of the Premises hereunder so long as no Default (as defined in Section 15) remains outstanding.

            13.3 Remedies. Failure of Tenant to execute any of the above instruments within thirty (30) days after notice, shall constitute a breach of this Lease and Landlord shall in such event have the right, at its option, to cancel this Lease and terminate Tenant's interest hereunder.

      14. HOLDOVER. Should Tenant remain in possession of the Premises after the expiration of the Term, or any extension thereof, such holding over shall be deemed to have created and construed to be a tenancy from month to month on the terms and conditions set forth in this Lease. Monthly rent during such holdover period shall be equal to the monthly rent due and payable by Tenant to Landlord immediately prior to the expiration of the term of this Lease.

      15.  DEFAULT; REMEDIES.

            15.1 Default. For purposes of this Section 15, a "Default" shall mean:

            (a) default in the payment of Rental or other costs to be paid by Tenant, if such default shall continue for seven (7) days after default notice by Landlord to Tenant, provided, however, that Landlord shall be obliged to provide Tenant with only one (1) such payment default notice per calendar year; and

            (b) any other default by Tenant under this Lease if such default shall continue for a period of fifteen (15) days after default notice form landlord to Tenant; provided, however, if Tenant could not with reasonable diligence cure such default within said 15-day period but shall have commenced in good faith curing such default within such 15-day period, and proceeded with reasonable diligence, Tenant shall have a reasonable time to cure such default.

            15.2 Remedies. In the event (a) of any Default under this Lease, (b) the estate hereby created in Tenant shall be taken by process of law, (c) Tenant shall file a voluntary petition in bankruptcy, (d) any involuntary petition initiating a bankruptcy proceeding shall be filed against Tenant and is not dismissed within 60 days, (e) Tenant shall make an assignment for the benefit of creditors or take the benefit of any insolvency law, or (f) a receiver shall be appointed for Tenant (any Default and the occurrence of any of the events referred to in paragraphs (b) through (f) of this Section 15.2 being hereinafter referred to as an "event of Default"), then Landlord shall have all of the following rights:

      (i) At Landlord's option, to elect to declare the entire Rental for the balance of the Term or any part thereof due and payable forthwith.

      (ii) To collect or bring action for the whole Rental or such part thereof as aforesaid, as being rent in arrears or file proofs of claim in any bankruptcy or insolvency proceedings for such Rental, or institute any other proceedings to enforce payment thereof.

      (iii) To re-enter and repossess the Premises or any part thereof and attempt to relet all or any part of the Premises for the account of Tenant for such rental and upon such terms and to such persons, firms or corporations and for such period or periods as Landlord, in its sole discretion, shall determine, including a term beyond the termination of this Lease, and Landlord shall not be required to accept any tenant offered by Tenant or observe any instructions given by Tenant about such reletting, or do any act or exercise any care for diligence with respect to such reletting or the mitigation of damages for the purpose of such reletting. Landlord may make such repairs, changes, alterations or additions in or to the Premises to the extent Landlord shall deem desirable or convenient, and the cost of such repair, changes, alterations or additions, as well as any reasonable brokerage and legal fees expended by Landlord in connection as any reasonable brokerage and legal fees expended by Landlord in connection with a reletting, shall be charged to and be payable by Tenant as additional rent hereunder, and any sums collected by Landlord from any new tenant shall be credited against the balance of the Rental due hereunder as aforesaid.

      (iv) To give Tenant notice that this Lease shall cease and expire and become absolutely void on the date specified in such notice, which shall not be less than five (5) days after the date of such notice, and thereupon this Lease shall terminate with the same force and effect (except as to Tenant's liability) as if the date fixed in such notice were the date herein specified for the expiration of the Term.

      16.  SIGNS.
            16.1 Permitted Signs. Subject to applicable governmental regulations and permits, Tenant shall have the right to erect any signs on the Premises or to affix any signs to the outside of the Buildings. The erection or affixation of such signs by Tenant shall be subject to Landlord's approval, which approval shall not be unreasonably withheld. Said signs (including the sign boxes) and affixed designed features shall, at all times, remain the personal property of Tenant, may be removed by Tenant at any time during the Term, and shall be removed by Tenant upon the expiration or earlier termination of this Lease, unless otherwise agreed by Landlord and Tenant. Upon Tenant's removal of any such signs, Tenant shall repair the Premises to the condition they were in prior to the erection or affixation of such signs.

      17. TENANT'S RIGHT OF FIRST REFUSAL. If at any time during the term of the Lease, Landlord shall desire to sell the Premises (other than a transfer among present partners of Williamstown Property Trust and their families), Tenant shall have a right to first refusal to purchase the same, to be exercised as follows:

      In the  event  Landlord  shall  receive  any  offer  for the  purchase  or conveyance of the Premises, or transfer of Landlord's interest in the Premises to a person, firm or entity including, without limitation, subsidiaries or affiliates of Landlord (the "bona fida third party prospective purchaser"), which offer Landlord is prepared to accept (the "Acceptable Offer"), Landlord shall immediately notify Tenant in writing of the receipt of the Acceptable Offer, stating the following terms and conditions of sale: quality of title, form of deed, purchase price, method of payment, amount of deposit, time and place of closing, condition of premises, extension to perfect title or make Premises conform, adjustments, persons to hold deposit, and remedies in case of default (the "Landlord's Notice"). Tenant may exercise its right of first refusal to purchase the Premises upon the same terms and conditions contained in the Acceptable Offer by sending written notice of the exercise of its right of first refusal to Landlord within thirty (30) days after Tenant's receipt of Landlord's Notice. Landlord and Tenant shall enter into a purchase and sale agreement in a form mutually acceptable to their respective attorneys within thirty (30) days of Tenant's exercise of the herein right of first refusal. If Tenant shall fail to exercise its right of first refusal by giving Landlord the notice required hereunder, Landlord may sell the Premises to said bona fide third party prospective purchaser upon the same terms and conditions as offered to Tenant. Notwithstanding anything to the contrary herein contained, in the event Landlord and said bona fide third party prospective purchaser fail to consummate the sale of the Premises, then immediately upon Landlord's receipt of any subsequent offer by the same bona fide third party prospective purchaser, or any other bona fide third party prospective purchaser, Landlord shall notify Tenant as aforesaid and Tenant shall have a right of first refusal with respect to such subsequent offers as aforesaid. The provisions of this Section 17 shall not be construed to apply to bona fide mortgages to recognized lending institutions of the demised premises, or any part thereof, or to sales or other proceedings for the foreclosure thereof. In no event shall Tenant be required to purchase the Premises together with any other property.

      In the event Tenant purchases the Premises and takes title thereto in accordance with this Section 17 pursuant to a Landlord's Notice given to Tenant during the Initial term or first Extension Term, then, upon payment of the purchase price in full Landlord shall pay a broker commission of five (5%) percent of the purchase price to Harsch Associates.

      18. NON-WAIVER. The failure on the part of Landlord to act upon a breach of any of the covenants or agreements in this Lease shall in no way constitute a waiver of the rights of Landlord to act upon such breach any item in the future or to act upon any other or future breach of Tenant. Any and all rights and remedies created for Landlord herein shall be cumulative and the use of one remedy shall not be taken to exclude the right to use any other.

      19. SEVERABILITY. If any provision of this Lease shall be deemed invalid or unenforceable, the balance of this Lease shall remain in effect; and if any provision shall be deemed inapplicable to any person or circumstances, it shall nevertheless be construed to apply to all other persons and circumstances.

      20. LANDLORD AND TENANT RELATIONSHIP. It is understood and agreed that Landlord shall never be treated as a partner or associate of Tenant in the conduct of Tenant's business, nor shall Landlord be liable for any debts incurred by Tenant in the conduct of Tenant's business or otherwise; it is understood that the relationship is and at all times shall remain that to Landlord and Tenant.

      21. DEFINITION OF LANDLORD; LIABILITY OF LANDLORD. The term "Landlord" as used in this Lease means only the owner or the mortgagee in possession for the time being of the Premises, so that in the event of any sale of the Premises or any assignment of this Lease, Landlord named herein shall be and hereby is entirely relieved of all obligations of Landlord hereunder and it shall be deemed without further agreement between the parties and such purchaser(s) or assignee(s) that the purchaser(s) or assignee(s) have assumed and agreed to observe and perform all obligations of Landlord hereunder; it being understood that the provisions of the preceding sentence shall be applicable to any successor Landlord. Notwithstanding anything to the contrary provided in this Lease, if Landlord or any successor in interest of Landlord shall be a mortgagee, or an individual, joint venture, tenancy in common, firm or partnership, general or limited, there shall be no personal liability on the part of Landlord or such mortgagee or individual, or on the part of any member of such joint venture, tenancy in common, firm or partnership, with respect to any of the Lease Provisions; and in all events, irrespective of who or what person(s) or entity(ies) comprise Landlord, Tenant shall look solely to the equity of Landlord (or of such successor in interest) in the Premises for the satisfaction of each and every remedy of Tenant in the event of any breach by Landlord or by such successor in interest of any of the Lease Provisions, such exculpation of personal liability to be absolute and without any expectations whatsoever (provided, however, Landlord agrees for itself, its successors and assigns that the Landlord shall not encumber the Premises or permit the encumbrance of the Premises with any mortgage, lien or other debt in an amount in excess of, in the aggregate, fifty (50%) percent of its then fair market value; for the purposes of this Section 21 "fair market value" shall mean the value of the Premises as determined by an appraisal by a real estate appraiser having the designation Member of the Appraisal Institute which appraisal shall be at the sole expense of Landlord.

      22. INTEGRATION; MODIFICATION. This Lease contains a complete statement of all representations, warranties, covenants and agreements by and between the parties with respect to the Premises and cannot be modified except by written agreement signed by both Landlord and Tenant.

      23.  SUCCESSORS.  This  Lease  shall be  binding  upon and  inure to the
   benefit  of  the   parties   hereto,   their   heirs,   successors,   legal
   representatives and assigns.

      24. GOVERNING LAW; EFFECT. This Lease shall be governed by and construed in accordance with the substantive law of the Commonwealth of Massachusetts, without giving effect to the conflicts or choice of law provisions of Massachusetts or any other jurisdiction, and shall have the effect of a sealed instrument.

      25.  RECORDING.   Tenant  shall  not  record  this  Lease.  The  parties
   will, at the request of either, enter into a short form notice of lease, in a form suitable for recording.

      26. NOTICE. Any notice, approval, consent or other communication under this Lease shall be in writing and shall be considered give when (a) delivered personally, (b) mailed by registered or certified mail, return receipt requested, or (c) transmitted by telecopy with a confirming copy sent by overnight mail or courier service, to the parties at the addresses indicated below (or at such other address as a party may specify by notice to the others pursuant hereto). Notice given by a party's counsel shall be considered notice given by that party.

            (a) If to Landlord, to it at:

                  Attn:  David Mandelbaum
                  Mandelbaum & Mandelbaum
                  80 Main Street
                  West Orange, New Jersey 07052-5497
                  Telecopy:  (210)325-8201

            (b) If to Tenant, to it at:

                  430 Main Street
                  Williamstown, MA  01267

            (c) In each case, with a copy to:

                  F. Sydney Smithers
                  Cain, Hibbard, Myers & Cook
                  66 West Street
                  Pittsfield, MA  01201
                  Telecopy:  (413)443-7694

            and to:

                  Thomas P. McHugh
                  84 Spring Street
                  Williamstown, MA  01267
                  Telecopy:  (413)458-2657

      Signed and sealed on the date first above written.

                                          LANDLORD:

                                          WILLIAMSTOWN PROPERTY TRUST

                                          By: /s/ David Mandelbaum
                                          Its: Trustee

                                          TENANT:

                                          LITCHFIELD FINANCIAL CORPORATION

                                          By: /s/ Richard A. Stratton
                                          Its: President

                                                                Exhibit 10.160

               INDENTURE OF TRUST (herein, as amended or supplemented from time to time as permitted hereby, the "Indenture"), dated as of June 1, 1997, by and between Litchfield Hypothecation Corp., a corporation organized under the laws of the State of Delaware (the "Issuer"), and The Chase Manhattan Bank, a New York banking corporation, as trustee (together with its permitted successors in the trusts hereunder, the "Trustee").


                             W I T N E S S E T H:


               WHEREAS, the Issuer proposes to issue from time to time its Hypothecation Loan Collateralized Notes in an aggregate outstanding principal amount not to exceed $33,181,000 (collectively, the "Notes") pursuant to this Indenture and to deliver the net proceeds of the sale thereof to the Originator (as such term and such other capitalized terms used herein and not otherwise defined are defined in Article I hereof) in consideration of the purchase of the Loans by the Issuer from the Originator;

               WHEREAS, Litchfield Financial Corporation, a Massachusetts corporation, in its capacity as servicer (the "Master Servicer") pursuant to a Servicing Agreement, dated as of June 1, 1997 (herein, as amended or supplemented from time to time as permitted thereby, the "Servicing Agreement"), by and among the Issuer, the Master Servicer, and the Trustee, will service the Loans;

               WHEREAS, as security for the Notes, the Issuer proposes to pledge and assign all of the Issuer's right, title and interest in and to the Loans and the Loan Collateral (other than the Unassigned Rights) to the Trustee pursuant to this Indenture;

               WHEREAS, the Issuer has duly authorized the execution and delivery of this Indenture to provide for the issuance, payment, administration and securing of the Notes for the benefit of the Holders thereof;

               WHEREAS, the Issuer and the Trustee agree that the Trustee be appointed under this Indenture and be charged with and accept the trusts and duties set forth in this Indenture in connection with the issuance, payment, administration and securing of the Notes under this Indenture for the benefit of the Holders of the Notes;

               WHEREAS, the Trustee has duly authorized the execution and delivery of this Indenture and is duly authorized to accept the trusts and to perform its obligations under this Indenture;

               WHEREAS, all things necessary to make this Indenture a valid agreement of the Issuer and the Trustee in accordance with its terms have been done; and

               WHEREAS, all things necessary to make the Notes, when executed and delivered by the Issuer and authenticated by the Trustee and issued as in this Indenture provided, the valid, binding and legal obligations of the Issuer according to the import thereof, have been done and performed.


                                GRANTING CLAUSE



               NOW, THEREFORE, in order to secure the payment of the principal of, interest on, and all other amounts payable with respect to, the Notes to be issued pursuant to this Indenture, and in order to secure the performance and observance of all the covenants and conditions contained herein and in such Notes, and in order to declare the terms and conditions upon which the Notes are executed, authenticated, issued, delivered, secured and accepted by all Persons who shall from time to time be or become Holders thereof, and for and in consideration of the mutual covenants contained herein, of acceptance by the Trustee of the trusts hereby created, and of the purchase and acceptance of the Notes by the Holders thereof, the Issuer has executed and delivered this Indenture and by these presents:

               The Issuer does hereby pledge, bargain, sell, warrant,  alienate, remise, convey, assign, transfer, create and grant a lien upon and a security interest in and a right of set-off against (collectively, "Grant") unto the Trustee, its successor or successors and its or their assigns forever, in trust and as collateral security for the benefit of the Holders of the Notes, the Issuer's entire right, title, interest and estate, whether now or hereafter acquired, in, to and under (i) the Loans; (ii) the Loan Collateral;
   (iii) all monies and other property of any kind that relate to any of the Loans and that are now or at any time or times hereafter in the possession or under the control of the Issuer, the Master Servicer, any Sub-Servicer or the Trustee or any bailee of the Trustee, including without limitation, the Lock Box Account and all monies therein; (iv) the Servicing Agreement, each
   Subservicing  Agreement,   each  Agency  Agreement,  the  Purchase  and  Sale
   Agreement, the Deposit Account Assignment and the Payment Direction Agreement; (v) all books and records of the Issuer to the extent pertaining to any of (i) through (iv) above, including all computer programs, disks, tapes and related electronic data processing media, credit files, account cards, payment records, correspondence and ledgers in which any of the foregoing are reflected or maintained; (vi) all moneys and securities from time to time held by the Trustee in any Account created under the terms of this Indenture and all interest, profits, proceeds, or other income derived from such moneys and securities; (vii) the present and continuing exclusive right, power and authority, subject to the provisions of the Servicing Agreement, to give and receive notices and other communications, to make waivers or other agreements subject to the provisions of the Servicing Agreement, to make claims for and demand performance on, under or pursuant to any of the Loan Collateral, to bring actions and proceedings thereunder or for the enforcement thereof or the Loans, and to exercise all remedies, powers, privileges and options and to do any and all things which the Issuer is or may become entitled to do under the Loans or the Loan Collateral;
   (viii) any and all property of every name and nature, now or hereafter transferred, mortgaged, pledged or assigned as security or additional security for payment or performance of any obligation of the Hypothecation Borrowers to the Issuer under the Loans or any of the Loan Collateral or otherwise (other than the Unassigned Rights), and the liabilities, obligations and indebtedness evidenced thereby or reflected therein; and (ix) all income, revenues, issues, products, revisions, substitutions, replacements, profit and proceeds of and from all of the foregoing, including proceeds of and unearned premiums with respect to insurance policies insuring any of the Loan Collateral (collectively, the "Trust Estate").

               TO HAVE AND TO HOLD IN TRUST all and singular the Trust Estate whether now or hereafter acquired, unto the Trustee and its successor or successors and its or their assigns forever for the benefit of the Holders of the Notes, but:

               IN TRUST NEVERTHELESS, upon the terms, trusts and conditions hereinafter set forth for the equal and proportionate benefit, security and protection of all present and future Holders of the Notes without preference, privilege, priority or distinction as to the lien or otherwise of any of the Notes over any of the other Notes, except as otherwise may be provided in this Indenture.

               PROVIDED, HOWEVER, that if the Issuer, its successors or assigns,
   (i) shall pay, or cause to be paid, the principal of and interest payable with respect to, the Notes due or to become due thereon, at the times and in the manner mentioned in the Notes, or shall provide, as permitted hereby, for the payment thereof, (ii) shall keep, perform and observe all the covenants and conditions pursuant to the terms of this Indenture to be kept, performed and observed by it, and (iii) shall pay or cause to be paid to the Trustee all sums of money due or to become due to it and any other fiduciary appointed hereunder in accordance with the terms and provisions hereof, then, upon the final payment thereof, this Indenture, all rights of the Holders of the Notes under this Indenture and the rights hereby granted for the benefit thereof shall cease, determine and be void; otherwise this Indenture shall be and remain in full force and effect.

               The Trustee, for itself and its successors and assigns, hereby declares that it shall hold all the estate, right, title and interest in any property received by it under this Indenture, including, without limitation, the Trust Estate, in trust for the benefit of all present and future Holders of the Notes, subject to the terms of this Indenture. The Trustee acknowledges the Grant of the Trust Estate hereunder, accepts the trusts hereunder in accordance with the provisions hereof and agrees to perform fully the duties herein required of it to the end that the interests of the Holders of the Notes may be adequately and effectively protected in accordance with the provisions of this Indenture.

               THIS TRUST INDENTURE FURTHER WITNESSETH, and it is expressly declared that all Notes issued and secured hereunder are to be issued, authenticated and delivered and all said property, rights and interests and other amounts hereby assigned and pledged, are to be dealt with and disposed of under, upon and subject to the terms, conditions, stipulations, covenants, agreements, trusts, uses and purposes as hereinafter expressed, and the Issuer has agreed and covenanted, and does hereby agree and covenant with the Trustee and with the respective Holders of the Notes, as follows:



   ARTICLE I

                          DEFINITIONS AND ASSUMPTIONS

               SECTION I.1 Definitions. For all purposes of this Indenture, except as otherwise expressly provided herein or unless the context otherwise requires, capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in Appendix A hereto which is incorporated by reference herein. All other capitalized terms used herein shall have the meanings specified herein.

               SECTION I.2 Construction. In this Indenture, unless the context otherwise requires:

               (a) The terms "hereby," "hereof," "hereto," "herein," "hereunder" and any similar terms, as used in this Indenture, refer to this Indenture, and the term "hereafter" shall mean after, and the term "heretofore" shall mean before, the date of the execution and delivery of this Indenture.

               (b) Words of the masculine gender shall mean and include correlative words of the feminine and neuter genders and words importing the singular number shall mean and include the plural number and vice versa.

               (c) Words importing persons shall include firms, associations, partnerships (including limited partnerships), trusts, corporations and other legal entities, including public bodies, as well as natural persons.

               (d) Any headings preceding the texts of the several Articles and Sections of this Indenture, and any table of contents appended to copies hereof, shall be solely for convenience of reference and shall not constitute a part of this Indenture, nor shall they affect its meaning, construction or effect.

                                  ARTICLE II

                                   THE NOTES

               SECTION II.1 Authorization of Notes; Notes to Constitute Full Recourse Obligations.

               (a) The Notes issuable hereunder shall be issued as registered Notes, without coupons, in one or more series as from time to time shall be authorized by the Issuer. The Notes of all series shall be known and entitled generally as the "Litchfield Hypothecation Corp. Hypothecation Loan Collateralized Notes." The Notes of each series shall have such further particular designation as the Issuer may adopt for each series, and each Note issued hereunder shall bear upon the face thereof the designation so adopted for the series to which it belongs;

               (b) The Trustee is hereby authorized and directed to authenticate and deliver a series of Notes of the Issuer which shall be designated as "Litchfield Hypothecation Corp. Hypothecation Loan Collateralized Notes, Series A" (the "Series A Notes"). The Trustee is hereby authorized to authenticate and deliver to the Purchaser on the Closing Date Series A Notes in the initial principal amount of $15,325,159.07.

               (c) The Trustee is hereby authorized to authenticate and deliver a series of Notes of the Issuer which shall be designated from time to time as "Litchfield Hypothecation Corp. Hypothecation Loan Collateralized Notes, Series B Variable Funding Notes (the "Variable Funding Notes") at any time and from time to time on or after the Closing Date, the Trustee is hereby authorized upon the direction of the Issuer to authenticate and deliver Variable Funding Notes in any principal amount in excess of $25,000; provided, however, that no authorization and delivery of Variable Funding Notes shall be authorized if, after giving effect to the principal amount of Variable Funding Notes to be issued, the aggregate principal amount of all Notes outstanding would exceed the Note Limit. The Variable Funding Notes shall be revolving variable amount funding Notes issued by the Issuer for the purpose of funding Future Advances made by the Originator to the Hypothecation Borrowers and assigned to the Issuer. Any Noteholder of Variable Funding Notes that purchases additional Variable Funding Notes (or at such Holder's direction, the Trustee) may, and is hereby authorized to, record on the grid attached to such Noteholder's Note the date and amount of any additional principal to be evidenced thereby; provided, however, that the failure to make any such recordation on such grid or any error on such grid shall not affect any Noteholder's rights with respect to the principal amount of such Note, or interest thereon. At any time and from time to time after the Closing Date, any Holder of Variable Funding Notes shall have the right, upon written notice to the Trustee and the Issuer and delivery of the Variable Funding Note to be converted to the Trustee, to convert not less than $750,000 in aggregate outstanding principal amount of Variable Funding Notes into Series C Notes of a like aggregate principal amount. Any Variable Funding Note so converted shall be cancelled by the Trustee.

               (d) The Trustee is hereby authorized to authenticate and deliver a series of Notes of the Issuer which shall be designated from time to time as "Litchfield Hypothecation Corp. Hypothecation Loan Collateralized Notes, Series C" (the "Series C Notes"). At any time and from time to time on or after the Closing Date, the Trustee is hereby authorized upon receipt from a Holder of Variable Funding Notes of written notice requesting conversion of such Variable Funding Notes pursuant to Section 2.1(c) hereof (which conversion shall be effective as of a Payment Date specified in the request for conversion) and the Variable Funding Notes to be converted, to authenticate and deliver Series C Notes to such Holder in a like aggregate principal amount as the aggregate outstanding amount of the Variable Funding Notes converted.

               (e) The Notes shall constitute full recourse obligations of the Issuer. The Notes when issued shall not constitute direct or indirect indebtedness or obligations of the Master Servicer or the Originator. Neither the Master Servicer nor the Originator shall be liable to the Holders of the Notes for the payment of the principal thereof and interest thereon for any liability under this Indenture. The foregoing shall not diminish the Originator's obligations under the Guarantee. Neither the Notes nor the Loans are insured by any governmental agency.

               SECTION II.2 Forms of Notes and Certificate of Authentication. The Notes and the Trustee's certificate of authentication shall be in substantially the forms set forth in Exhibit A attached hereto, with necessary or appropriate variations, omissions and insertions, as permitted or required by this Indenture and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may, consistent herewith, be determined by the Authorized Officers of the Issuer executing such Notes, as evidenced by their execution of such Notes. The definitive Notes shall be typed, photocopied, printed, lithographed or engraved or produced by any combination of these methods (with or without steel engraved borders), all as determined by the Authorized Officers of the Issuer executing such Notes, as evidenced by their execution of such Notes.

               SECTION II.3 Authorized Principal Amount. The aggregate principal amount of the Notes that may be authenticated, delivered and Outstanding under this Indenture is $33,181,000. All Notes shall be identical in all respects except for the maturity thereof, the interest rate thereon, the denominations thereof and such differences to reflect the revolving nature of the Variable Funding Notes. All Notes issued under this Indenture shall in all respects be equally and ratably entitled to the benefits hereof without preference, priority or distinction on account of the actual time or times of authentication and delivery, all in accordance with the terms and provisions of this Indenture.

               SECTION II.3 Date of Notes; Denominations. (i) Notes which are authenticated and delivered by the Trustee to or upon the order of the Issuer on the Closing Date shall be dated as of the Closing Date. Other series of Notes which are authenticated after the Closing Date shall be dated as of the respective Closing date therefor. All other Notes which are authenticated for any other purpose hereunder shall be dated the date of their authentication. The Series A Notes shall be issued in minimum denominations of $100,000, the Variable Funding Notes shall be issued in minimum denominations of $25,000 and the Series C Notes shall be issued in minimum denominations of $750,000.

                (ii) Notes issued upon transfer, exchange, conversion or replacement of other Notes shall be issued in authorized denominations reflecting the original aggregate principal amount of the Notes so transferred, exchanged, converted or replaced, but shall represent only the then current outstanding principal amount of the Notes so transferred, converted, exchanged or replaced. In the event that any Note is divided into more than one Note in accordance with the provisions hereof, the principal amount of such Note shall be proportionately divided among the Notes delivered in exchange therefor.

               SECTION   II.4   Execution,   Authentication,   Delivery  and
   Dating. (i) Each Note shall be executed on behalf of the Issuer with the manual or facsimile signature of an Authorized Officer of the Issuer.

                (ii) Notes bearing the manual or facsimile signature of individuals who were at any time Authorized Officers of the Issuer shall bind the Issuer, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Notes or did not hold such offices at the date of such Notes.

               (iii) At any time and from time to time after the execution and delivery of this Indenture, the Issuer may deliver Notes executed by the Issuer to the Trustee for authentication. Upon a written order from the Issuer (which order shall be in the form of Exhibit B hereto) the Trustee shall authenticate and deliver such Notes as in this Indenture provided and not otherwise. No Note shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose, unless there appears on such Note a certificate of authentication substantially in the form set forth in Exhibit A hereto executed by the Trustee by the manual signature of an Authorized Officer of the Trustee, and such certificate upon any Note shall be conclusive evidence, and the only evidence, that such Note has been duly authenticated and delivered hereunder.

               SECTION II.5 Transfer and Registry; Exchange; Negotiability.

               (a) (i) Each Note  shall be  transferable  only upon the books of the Issuer (the "Note Register"), which shall be kept for that purpose at the office of the Person acting as registrar of the Issuer (the "Note Registrar"). The Trustee is hereby designated as the Note Registrar. Subject to the provisions of paragraph (b) of this Section 2.6, the transfers of any Note may be effected on the books of the Issuer by the Holder thereof in person or by his attorney duly authorized in writing, upon surrender thereof together with a written instrument of transfer satisfactory to the Note Registrar duly executed by the Holder or its duly authorized attorney. Upon the transfer of any such Note, the Issuer shall issue in the name of the transferee a new Note or Notes of the same aggregate principal amount, the same series, interest rate and maturity as the surrendered Note.

                (ii) At the option of the Holder, Notes may be exchanged for other Notes of any authorized denominations, and of a like aggregate principal amount, series, interest rate and maturity, upon surrender of the Notes to be exchanged at such office or agency. Whenever any Notes are so surrendered for exchange, the Issuer shall execute, and the Trustee shall authenticate and deliver, the Notes which the Noteholder making the exchange is entitled to receive.

               (iii) All Notes issued upon any registration of transfer or exchange of Notes shall be the valid obligations of the Issuer, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Notes surrendered upon such registration of transfer or exchange.

                (iv) Every Note presented or surrendered for registration of transfer or exchange shall (if so required by the Issuer or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Trustee, duly executed, by the Holder thereof or his attorney duly authorized in writing.

               (b)      Each Note shall bear the following legend:

   "THE NOTES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 ("1933 ACT"), OR THE SECURITIES LAWS OR "BLUE SKY" LAWS OF ANY STATE AND HAVE BEEN SOLD IN RELIANCE UPON AN EXEMPTION PROVIDED IN THE 1933 ACT AND APPLICABLE STATE SECURITIES AND BLUE SKY LAW. THE NOTES MAY NOT BE SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF UNLESS SUBSEQUENTLY REGISTERED UNDER THE 1933 ACT AND APPLICABLE STATE SECURITIES AND BLUE SKY LAW OR AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE."

               (c) No Note or any beneficial interest therein may be sold or transferred (including, without limitation, by pledge or hypothecation) unless such transfer is exempt from the registration requirements of the 1933 Act and any applicable state securities and blue sky laws or is made in accordance with said Act and state laws. As a condition precedent to any such transfer, a certificate or certificates in the form of Exhibit C hereto, as appropriate, shall be delivered to the Trustee.

               (d)      None  of  the  Issuer,   the  Note  Registrar  or  the
   Trustee is obligated to register the Notes under the 1933 Act or any other securities law.

               SECTION II.6 Regulations With Respect to Exchanges and Transfers . In all cases in which the privilege of exchanging or transferring Notes is exercised, the Issuer shall execute and the Trustee shall authenticate and deliver Notes in accordance with the provisions of this Indenture. For every such exchange or registration of transfer of Notes, whether temporary or definitive, the Issuer and the Trustee may require the payment of a sum sufficient to cover any tax or other governmental charge required to be paid with respect to such exchange or registration of transfer. Neither the Issuer nor the Trustee shall be required to register the transfer of or exchange Notes for a period beginning on the Record Date next preceding a Payment Date and ending on such Payment Date.

               SECTION II. Mutilated, Destroyed, Stolen or Lost Notes

               (a) In case any Note shall become mutilated or be destroyed, stolen or lost, the Issuer shall execute, and thereupon the Trustee shall authenticate and deliver, a new Note of like aggregate principal amount, series, interest rate and maturity as the Note so mutilated, destroyed, stolen or lost, in exchange and substitution for such mutilated Note, upon surrender and cancellation of such mutilated Note or in lieu of and substitution for the Note destroyed, stolen or lost, upon filing with the Trustee evidence satisfactory to the Issuer and the Trustee that such Note has been destroyed, stolen or lost and proof of ownership thereof, and upon furnishing the Issuer and Trustee with such security or indemnity as may be required by them to save each of them harmless (an unsecured agreement of indemnity of a Purchaser being deemed sufficient for this purpose) and upon payment of any tax or governmental charge the Issuer and Trustee may incur. All Notes so surrendered to the Trustee shall be canceled by it. Any such new Notes issued pursuant to this Section 2.8 in substitution for Notes alleged to be destroyed, stolen or lost shall constitute original additional contractual obligations on the part of the Issuer, whether or not the Notes so alleged to be destroyed, stolen or lost shall be found at any time, or be enforceable by anyone, and shall be equally secured by, and entitled to equal and proportionate benefits with all other Notes issued under the Indenture.

               (b) Notwithstanding the foregoing provisions of this Section 2.8, in the event any such Note shall have matured, and no default has occurred which is then continuing in the payment of the principal of or interest on the Notes, the Issuer may authorize the payment of the same (upon surrender thereof as provided in Section 2.9) instead of issuing a substitute Note, provided security or indemnification is furnished as above provided in this
   Section 2.8.

               (c) The provisions of this Section 2.8 are exclusive and shall preclude (to the extent lawful) all of the rights and remedies with respect to the payment of mutilated, lost, stolen or destroyed Notes, including those granted by any law or statute now existing or hereafter enacted.

               SECTION II.7 Medium of Payment; Payment of Principal and Interest
   .

               (a) The Notes shall be payable in lawful currency of the United States of America and shall be payable by check mailed by first class mail to the Person entitled thereto at such Person's address as it appears on the Note Register on the applicable Record Date except that payments to Holders of in excess of one million dollars ($1,000,000) of original principal amount of the Notes shall be made in immediately available funds to an account at a banking institution in the United States; provided that such Holder has provided to the Trustee no later than two Business Days prior to the relevant Payment Date its wire transfer instructions (the wire transfer instructions of the Purchaser set forth in the Note Purchase Agreement are deemed sufficient for all payments on the Notes held by the Purchaser).

               (b) Each Note shall bear interest on the outstanding principal amount thereof from and including (i) June 24, 1997, in the case of the Series A Notes, and (ii) in the case of the Variable Funding Notes, the Series C Notes and any subsequent series of Notes, from and including the Closing date therefor, and, in each case, the most recent date to which interest has been paid until paid. Interest shall accrue on the principal amount of the Series A Notes and the Variable Funding Notes at the end of each day at a rate per annum equal to 2.10% plus the LIBOR Rate, as determined by the Master Servicer and set forth in the Master Servicer's Certificate. Interest shall accrue on the Series C Notes and any subsequent series of Notes at a rate to be determined on or before the Closing for such series of Notes. The term "LIBOR Rate" shall mean the rate published in The Wall Street Journal under "Money Rates" (or if such publication shall cease to publish such rate, then the rate published in such other nationally recognized publication as the Trustee may from time to time specify) as the average of the interbank offered rates for U.S. Dollar deposits in the London interbank market for a term of one month, based on quotations at 5 major banks. The LIBOR Rate for each day of a Payment Period shall be the rate so published on the first Business Day of such Payment Period. Interest shall accrue at the Default Rate with respect to the principal amount of any portion of the Notes that is not paid on the Payment Date for such principal (whether due at stated maturity, on demand, upon acceleration or otherwise) until paid in full. Interest shall be calculated daily and shall be computed on the basis of a 360-day year of twelve months of 30 days each.

               (c) (i) On each Payment Date, payments of principal of the Notes will be due in an amount equal to the Principal Payment Amount in respect of the aggregate Loans as of such Payment Date.

               (ii) (A) If any of the representations or warranties contained in
   Section 3 of the Purchase and Sale Agreement shall prove to be, in any material and adverse respect, false, incorrect or misleading as to any Loan, the Issuer, at its expense, shall promptly take such action as is necessary and use its best efforts to cause such false, incorrect or misleading representation or warranty to be, in all material respects, true, correct and not misleading, within 30 days following the giving of written notice to the Issuer by the Trustee of such false, incorrect or misleading representation or warranty (provided, however, that the Trustee shall have no obligation to investigate or determine whether any such representation is false, incorrect or misleading) or following the discovery thereof by the Issuer.

               (B) If within the  applicable  time period set forth in paragraph
   (A) above the Issuer fails to cure, in all material respects, any such representation or warranty with respect to a Loan which is, in any material respect, false, incorrect or misleading, then, the Issuer shall as soon as possible but in no event later than 60 days following notice or discovery of the false, incorrect or misleading representation or warranty, take all actions necessary or advisable under this Indenture and the Purchase and Sale Agreement to (i) cause the Trustee to redeem (pursuant to the exercise of the Repurchase Option set forth in Section 4(b) of the "Purchase and Sale
   Agreement"), on a pro rata basis among the outstanding Notes, an aggregate principal amount of the Notes equal to the outstanding principal amount of the Loan with respect to which the false, incorrect or misleading representation or warranty was made, and to pay accrued interest on such redeemed Notes to the date of redemption or (ii), with the consent of the Holders of at least 66 2/3% of the aggregate outstanding principal amount of the Notes, substitute a new Loan for such Loan.

               (iii) The Issuer shall have the right to prepay all, but not less than all, of any series of outstanding Notes at any time after the date on which the aggregate outstanding principal amount of such series of Notes equals or is less than 10% of the initial aggregate principal amount of such series of Notes.

               (iv) In the event that, pursuant to the terms of the Purchase and Sale Agreement, the Originator has notified the Issuer that (A) the Originator intends to exercise Unassigned Rights in respect of a Loan and (B) such exercise of Unassigned Rights requires the release of such Loan from the Lien of the Trust Estate hereunder, the Issuer shall have the right to prepay an aggregate outstanding principal amount of the Notes equal to the principal amount of the Loan released hereunder. Upon such prepayment, together with accrued interest on such prepaid Notes to the date of prepayment, the Trustee shall release the related Loan in accordance with Section 8.3 hereof.

                  (v) All unpaid principal of the Notes shall mature and be immediately due and payable at Stated Maturity.

                 (vi) Payments of principal (as a result of prepayments or otherwise) to be made will be allocated pro rata among the Notes in the proportion which the outstanding principal amount of each Note bears to the aggregate outstanding principal amount of the Notes of all series as of the first day of the month in which the Payment Date occurs.

                (vii) All reductions in the principal amount of a Note effected by payments of installments of principal made on any Payment Date shall be binding upon all future Holders of the Note and of any Note issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof, whether or not such payment is noted on such Note.

               (viii) Whenever the entire remaining unpaid principal amount of the Notes will become due and payable on the next Payment Date, the Trustee shall notify the Person in whose name such Note is registered as of the close of business on the Record Date prior to such Payment Date that such final installment is expected to be paid on such Payment Date. Such notice shall be given by the Trustee in the name and at the expense of the Issuer by first-class mail, postage prepaid, mailed no later than the Business Day following the day on which the Trustee receives the Master Servicer's Certificate with respect to such Payment Date. Such notice shall set forth the following information: the fact of such expectation of payment in full, restating the requirement set forth in this Indenture that such payment shall be payable only upon presentation of such Note (or in the case of mutilated, destroyed, lost or stolen Notes, a certificate to that effect and an indemnity (or unsecured agreement of indemnity) as provided in Section 2.8 hereof) on or after the Payment Date therefor at the corporate trust office of the Trustee for payment, the place where such Notes are to be surrendered for payment and that no interest shall accrue on the principal of such Notes for any period after such Payment Date.

               (ix) The final installment of principal of any Note made on any Payment Date shall be payable, subject to Section 2.8(b) hereof, only upon presentation of such Note (or in the case of mutilated, destroyed, lost or stolen Notes, a certificate to that effect and an indemnity (or unsecured agreement of indemnity) as provided in Section 2.8 hereof) on or after the Payment Date therefor at the corporate trust office of the Trustee for payment; provided, however, that this requirement of presentation shall not apply to the Purchaser if it furnishes to the Trustee its unsecured agreement of indemnity in the same manner as is permitted by Section 2.8 hereof.

               SECTION II.8 Persons Deemed Owners. The Issuer, the Trustee and the Note Registrar may deem and treat the Person in whose name any Note shall be registered upon the Note Register as the absolute owner of such Note, whether such Note shall be overdue or not, for the purpose of receiving payment of, or on account of, the principal of and interest on such Note and for all other purposes, and all such payments so made to any such Holder or upon his order shall be valid and effective to satisfy and discharge the liability upon such Note to the extent of the sum or sums so paid, and neither the Issuer, the Trustee nor the Note Registrar shall be affected by any notice to the contrary.

               SECTION II.9 Cancellation. All Notes surrendered upon payment of the final installment of principal pursuant to Section 2.9(c) hereof or otherwise surrendered for registration of transfer, conversion or exchange shall be delivered to the Trustee and shall be promptly canceled by it. The Issuer may at any time deliver to the Trustee for cancellation any Notes previously authenticated and delivered hereunder which the Issuer may have acquired in any manner whatsoever, and all Notes so delivered shall be promptly canceled by the Trustee. No Notes shall be authenticated in lieu of or in exchange for any Notes canceled as provided in this Section, except as expressly permitted by this Indenture.

               SECTION II.10 Access to List of Noteholders' Names and Addresses . The Note Registrar will furnish or cause to be furnished to the Trustee, the Issuer or any Noteholder promptly after receipt by the Note Registrar of a request therefor from the Trustee, the Issuer or such Noteholder in writing, a list, in such form as the Trustee, the Issuer or such Noteholder may reasonably require, of the primary contacts, names and addresses of the Noteholders as of the most recent Record Date. Every Noteholder by receiving and holding Notes, agrees with the Issuer, the Registrar and the Trustee that neither the Issuer, the Note Registrar nor the Trustee shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the Noteholders hereunder, regardless of the source from which such information was derived.

               SECTION II.11 Acts of Noteholders

               (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by Noteholders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Noteholders in person or by an agent duly appointed in writing, and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and where required to the Issuer. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and conclusive in favor of the Trustee and the Issuer if made in the manner provided in this Section 2.13.

               (b) The fact and date of the execution by any Noteholder of any such instrument or writing may be proven in any reasonable manner which the Trustee deems sufficient.

               (c)      The  ownership  of Notes  shall be  proven by the Note
   Register.

               (d) Any request, demand, authorization, direction, notice, consent, waiver or other act by a Noteholder shall bind every Holder of Notes issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof, in respect of anything done, or omitted to be done by the Trustee or the Issuer in reliance thereon, whether or not notation of such action is made upon such Notes.

               (e) The Trustee may require such additional proof of any matter referred to in this Section 2.13 as it shall deem necessary.


                                  ARTICLE III

                               ISSUANCE OF NOTES

               SECTION III.1 Conditions to Authentication and Delivery of Notes . Following execution and delivery of this Indenture by the Issuer and the Trustee, Notes shall from time to time be executed by the Issuer and delivered to the Trustee for authentication and delivery together with the written order required pursuant to Section 2.5 hereof, and, thereupon, the same shall be authenticated; provided, however, that on or before the authentication and delivery of Notes on the Closing Date, and, as a condition to such authentication and delivery, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received the following:

 (i)A List of Loans, certified by an Authorized Officer of the Master Servicer;

      (ii)The originals of each Loan Document relating to each Loan;

      (iii)If any of the Transaction Documents include an instrument executed by a Hypothecation Borrower or a Consumer, the original instrument endorsed in blank by the Hypothecation Borrower or Consumer, or, if endorsed to the Originator or the Issuer, endorsed in blank by an Authorized Officer of the Originator or the Issuer;

            (iv)  The originals of all Consumer Financing Documents;

      (v)If any of the Loan Collateral consists of real estate encumbered by a Mortgage, an original or copy time-stamped by the appropriate recording office of the recorded Mortgage and an original or copy time-stamped by the appropriate recording office of all amendments to such Mortgage;

      (vi)A copy of an officially certified document, dated not more than 30 days prior to the Closing Date (and, if available, confirmed on the Business Day prior to the Closing Date by telegram, telephone or other similar means), evidencing the due organization and good standing of the Issuer;

      (vii)A certificate of an Authorized Officer of the Issuer dated as of the Closing Date, certifying that (a) the Issuer is not in Default under this Indenture; (b) the issuance of the Notes applied for will not result in any breach of any of the terms, conditions or provisions of, or constitute a default under any indenture, mortgage, deed of trust or other agreement or instrument to which the Issuer is a party or by which it or its property is bound or any order of any court or administrative agency entered in any Proceeding to which the Issuer is a party or by which it or its property may be bound or may be subject; (c) the Issuer is the owner of each Loan Granted to the Trustee; the Issuer has not assigned any interest or participation in any such Loan; and the Issuer has full right to Grant each such Loan to the Trustee; (d) the Issuer has Granted to the Trustee all of its right, title, and interest in each Loan Granted to the Trustee; (e) other than liens created under or pursuant to the Indenture, the Trust Estate is free and clear of any pledge, charge or encumbrance thereon or with respect thereto created by or through the Issuer, and all action on the part of the Issuer to that end has been duly and validly taken; (f) after giving effect to the issuance of the Notes, the aggregate outstanding principal amount of the Notes will not exceed the Note Limit; and (g) all conditions precedent provided in this Indenture relating to the issuance, authentication and delivery of the Notes applied for have been complied with;

      (viii)An Opinion of Counsel (or Opinions of Counsel) to the Issuer, addressed to the Trustee and the Purchaser and dated as of the date of authentication of the Notes applied for, in the form attached hereto as Exhibit D;

      (ix)A fully executed copy of each of the following agreements:

             (A)  this Indenture;

             (B)  the Servicing Agreement;

             (C)  the Agency Agreements;

             (D)   the Purchase and Sale Agreement;

             (E)  the Deposit Account Assignment; and

             (F)  the Payment Direction Agreement.

      (x)A certificate of an Authorized Officer of the Issuer, dated as of the date of authentication of the Notes applied for, that the Issuer has filed or caused to be filed UCC-1 financing statements in the appropriate recording offices executed by the Issuer, as debtor, and naming the Trustee, as secured party, and the Loans and Loan Collateral as collateral;

      (xi)Copies of resolutions of the Board of Directors of the Master Servicer approving the execution, delivery and performance of the Servicing Agreement and the transactions contemplated thereby, certified by the Clerk or an Assistant Clerk of the Master Servicer;

      (xii)A copy of an officially certified document, dated not more than 30 days prior to the date of authentication of the Notes applied for (and, if available, confirmed on the Business Day prior to such date by telegram, telephone or other similar means), evidencing the due organization and good standing of the Master Servicer in the state of its organization; and

      (xiii)Other. Such other documents as may be reasonably requested by the Trustee or the Purchaser.

         SECTION III.2 Additional Document Deliveries; Post Closing Matters.SECTION III.2 Additional Document Deliveries; Post Closing Matter (a) Within 90 days of the Closing Date, the Issuer shall deliver to the Trustee (or the Collateral Agent) with respect to each Mortgage received by a Hypothecation Borrower from a Consumer and collaterally assigned to the Originator, the original or copy time-stamped by the appropriate recording office of such collateral assignment and the original or copy time-stamped by the appropriate recording office of collateral reassignments of such Mortgage (which may be contained in one instrument) from the Originator to the Issuer and from the Issuer to the Trustee.

         (b) On or before any Closing after the Closing Date, as a condition to the authentication and delivery of Notes on the date of such Closing, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received (i) the documents specified in Sections 3.1(i) through 3.1(v) above, and (ii) a certificate of an Authorized Officer of the Issuer dated the date of such Closing, certifying as to the matters set forth in Section 3.1 (vi) above.

         (c) Within 90 days of the Closing Date, the Issuer shall cause all lock-box or collection accounts in respect of the Loans or the Loan Collateral which on the Closing Date are owned or in the name of the "Master Servicer" to be transferred to an account or accounts in the name of the Trustee. The Trustee shall not have any obligations with respect to any such account, including, without limitation, any obligation to direct investments in such account or to respond to any inquiry with respect to any such account.

                                  ARTICLE IV

                            COVENANTS OF THE ISSUER

         SECTION IV.1 Payment of Principal and Interest. The Issuer will duly and punctually pay the principal of and interest on the Notes in accordance with the terms of the Notes and this Indenture.

         SECTION IV.2 Maintenance of Existence

             (a) Except as permitted by Section 4.2(b), the Issuer will keep in full effect its existence, rights and franchises as a business trust under the laws of the State of its organization and the Issuer or any permitted successor hereunder will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Indenture, the Notes, the Servicing Agreement or any of the Loan Documents. The Issuer at all times shall hold itself out as having an existence separate from that of the Master Servicer, and shall keep books and records separate from those of the Master Servicer.

             (b) Any Person into which the Issuer hereunder may be merged or with which it may be consolidated on an involuntary basis, or any Person resulting from any such merger or consolidation to which the Issuer hereunder shall be a party, shall be the successor Issuer under this Indenture without the execution or filing of any paper, instrument or further act to be done on the part of the parties hereto, anything herein, or in any agreement relating to such merger or consolidation, by which any such successor Issuer may seek not to retain certain powers, rights and privileges theretofore obtaining for any period of time following such merger or consolidation, to the contrary notwithstanding.

         SECTION IV.3  Protection of Trust Estate

             (a) The Issuer will from time to time execute and deliver or cause to be delivered all amendments hereto and all such financing statements, continuation statements, instruments of further assurance and other instruments, and will take such other action necessary or advisable to:

      (i)Grant more effectively all or any portion of the Trust Estate;

      (ii)maintain or preserve the lien (and the priority thereof) of this Indenture or carry out more effectively the purposes hereof;

      (iii)perfect, publish notice of, or protect the validity of any Grant made or to be made by this Indenture;

      (iv)preserve and defend title to the Trust Estate and the rights of the Trustee, and of the Noteholders secured thereby, in such Trust Estate against the claims of all Persons and parties; and

      (v)pay any and all taxes levied or assessed upon all or any part of the Trust Estate.

               (b) The Issuer hereby designates the Trustee its agent and attorney-in-fact to execute, upon the Issuer's failure to do so in a timely manner, any financing statement, continuation statement or other instrument required pursuant to this Section 4.3. Such power of attorney is coupled with an interest and irrevocable, and the Issuer hereby ratifies and confirms all that the Trustee may do by virtue thereof. Such designation shall not be deemed to create a duty in the Trustee to monitor the compliance by the Issuer with the foregoing covenants, and the duty of the Trustee to execute any instrument required pursuant to this Section 4.3 shall arise only if the Trustee has knowledge of the type described in Section 9.1(e) hereof of any Default by the Issuer in complying with the provisions of this Section 4.3.

         SECTION IV.4 Enforcement of Servicing Agreement

               (a) The Noteholders agree that (i) the Issuer and the Trustee are hereby authorized to engage the Master Servicer to service the Loans pursuant to the Servicing Agreement, and (ii) the Trustee shall be entitled to rely on the services of the Master Servicer for purposes of servicing the Loans. Notwithstanding the foregoing, if the Trustee is notified by the Issuer or any of the Noteholders that action is necessary (x) for the enforcement of the Loans and the Loan Collateral, including without limitation, the prompt payment of all principal and interest and all other amounts due thereunder, consistent with the provisions of the Servicing Agreement, or (y) to defend, enforce, preserve and protect the rights and privileges of the Issuer and of the Noteholders under or with respect to the Loans and the related Loan Collateral, or (z) to preserve the Liens of the Loans and the Loan Collateral, the Trustee shall notify the Master Servicer and request that the Master Servicer take such action.

         The Issuer will punctually perform and observe all of its obligations and agreements contained in the Servicing Agreement. The Issuer shall cause the Master Servicer to diligently enforce all terms and covenants and to satisfy all conditions of the Servicing Agreement, including, without limitation, the prompt payment of all principal and interest and all other amounts due thereunder. The Issuer at all times shall cause to be defended, enforced, preserved and protected the rights and interests of the Issuer, the Trustee and the Noteholders under or with respect to the Servicing Agreement.

               (b) If the Issuer shall have knowledge of the occurrence of an Event of Default under the Servicing Agreement, the Issuer shall promptly notify the Trustee thereof, and shall specify in such notice the action, if any, the Issuer is taking in respect of such Event of Default. If such Event of Default arises from the failure of the Master Servicer to perform any of its duties or obligations under the Servicing Agreement with respect to the Loans securing the Notes, the Issuer may remedy such failure. So long as any such Event of Default under the Servicing Agreement shall be continuing, the Trustee may, and upon the direction of (i) the Purchaser while the Purchaser is a Holder of Notes, or (ii) the Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes (other than Notes owned by the Originator or any Affiliate of the Originator), the Trustee shall terminate all of the rights and powers of the Master Servicer under the Servicing Agreement pursuant to Section 6.1 of the Servicing Agreement. Unless directed or permitted by the Trustee or the Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes (other than Notes owned by the Originator or any Affiliate of the Originator), the Issuer may not waive any such Event of Default under the Servicing Agreement or terminate the rights and powers of the Master Servicer under the Servicing Agreement.

               (c) Upon any termination of the Master Servicer's rights and powers pursuant to Section 5.1 of the Servicing Agreement, all rights, powers, duties, obligations and responsibilities of the Master Servicer with respect to the related Loans shall vest in and be assumed by a Successor Master Servicer appointed by the Issuer with the consent of (i) the Purchaser, while the Purchaser is a Holder of Notes, and (ii) the then Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes (provided, that the Holder of any Notes owned by the Originator or any Affiliate of the Originator shall not be entitled to participate in any consent of the proposed Successor Master
   Servicer as an affiliate of the Originator), and such Successor Master Servicer shall be the successor in all respects to the Master Servicer in its capacity as servicer with respect to such Loans under the Servicing Agreement. No resignation or termination of the Master Servicer under the Servicing Agreement shall be effective until a Successor Master Servicer has been appointed and assumed the duties of the Master Servicer. Upon such appointment, such Successor Master Servicer shall enter into a servicing agreement with the Issuer and the Trustee, such agreement to be substantially similar to the Servicing Agreement. If, within 15 days after the termination or resignation of the Master Servicer, the Issuer shall not have obtained such a new servicer acceptable to the Noteholders as provided above, the Trustee may appoint, or may petition a court of competent jurisdiction to appoint, a successor servicer to service the Loans. In connection with any such appointment, the Trustee may make such arrangements for the compensation of such successor as it and such successor shall agree, and the Issuer shall enter into an agreement with such successor for the servicing of such Loans, such agreement to be in form and substance satisfactory to the Trustee and
   (i) the Purchaser while the Purchaser is a Holder of Notes and (ii) the then Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes. Any such compensation of the successor servicer shall not be in excess of that payable to the Master Servicer under the Servicing Agreement, unless the Master Servicer or some other Person agrees to pay such additional compensation.

               (d) If any of the Noteholders or the Issuer notifies the Trustee that action is necessary in order to defend, enforce, preserve or protect the rights and interests of the Issuer and the Noteholders under or with respect to the Servicing Agreement, the Trustee shall notify the Issuer or the Master Servicer, as the case may be, and direct the notified party to diligently enforce all terms and covenants and satisfy all conditions of the Servicing Agreement. The Trustee may, without the consent of any Noteholder, enter into or consent to any amendment or supplement to the Servicing Agreement for the purpose of increasing the obligations or duties of any party other than the Trustee or the Noteholders. Except as provided above in this paragraph, the Trustee shall not consent or agree to or permit any amendment, modification or waiver of the Servicing Agreement without the prior consent thereto of the Holders of 66-2/3% of the aggregate outstanding principal amount of the Notes (without regard to any Notes owned by the Master Servicer or any of its Affiliates). The Trustee may, in its discretion, decline to enter into or consent to any such supplement or amendment if its own rights, duties or immunities shall be adversely affected.

         SECTION IV.5 Books of Account. The Issuer covenants that the books of record and account of the Issuer and, pursuant to the provisions of the Servicing Agreement, the Master Servicer shall at all times be subject to the inspection and use of the Trustee and any Holder of Notes and of their respective agents and attorneys.

         SECTION IV.6 Performance of Obligations. The Issuer will punctually perform and observe all of its obligations and agreements under the terms of this Indenture and the Notes. The Issuer will not take any action, and will use its best efforts not to permit any action to be taken by others, which would release any Person's covenants or obligations under any instrument included in the Trust Estate, or which would result in the hypothecation, subordination, termination or discharge of, or impair the validity or effectiveness of, any such instrument, except as expressly provided in this Indenture.

         SECTION IV. Negative Covenants. Except as expressly permitted by this Indenture or contemplated by the Servicing Agreement, the Issuer will not:

               (a) sell, transfer, exchange or otherwise dispose of any of the Trust Estate;

               (b) claim any credit on, make any deduction from the principal or interest payable in respect of the Notes (other than amounts required to be withheld from such payments under the Code or any other applicable state or federal law) or assert any claim against any present or former Noteholder by reason of the payment of any taxes levied or assessed upon any of the Trust Estate;

               (c) engage in any business or activity or create, incur, assume or in any manner become liable on any debt other than in connection with, or relating to, the issuance of the Notes pursuant to this Indenture;

               (d) amend the certificate of incorporation of the Issuer without the prior written consent of the Purchaser;

               (e)      dissolve or liquidate in whole or in part;

               (f) consolidate with or merge into any other Person or convey, transfer or lease substantially all of its assets as an entirety to any Person unless the Person formed by such consolidation or into which the Issuer has been merged or the Person which acquires substantially all of the assets of the Issuer as an entirety is an organization organized under the laws of a state in the United States, can lawfully perform the obligations of the Issuer hereunder and executes and delivers to the Trustee an agreement, in form and substance reasonably satisfactory to the Trustee, which contains an assumption by such successor entity of the due and punctual performance and observance of each representation, warranty, covenant and obligation to be made, performed or observed by the Issuer under this Indenture;

               (g) (i) permit the validity or effectiveness of this Indenture to be impaired or permit the lien of this Indenture with respect to the Trust Estate to be subordinated, terminated or discharged, or permit any Person to be released from any covenants or obligations under this Indenture, the Loans or the Loan Collateral, (ii) permit any lien, pledge, charge, adverse claim, security interest, mortgage or other encumbrance (other than liens created under or pursuant to this Indenture) to be created on or extend to or otherwise arise upon or burden the Trust Estate or any part thereof or any interest therein or the proceeds thereof, or (iii) permit the lien of this Indenture not to constitute a perfected security interest in the Trust Estate;

               (h) permit any material amendment to the Loan Documents or waive any payment default thereunder;

               (i) permit any amendment or modification to the Servicing Agreement; or

               (j) permit any amendment or modification to any Consumer Financing Document.

         SECTION IV.7 Protection of Security: Power to Issue Notes and Grant Trust . The Issuer represents, warrants and covenants that:

               (a) The Issuer is, and at all times during the term of this Indenture will be, a corporation duly organized and validly existing in good standing under the laws of the State of Delaware; and the Issuer is, and at all times during the term of this Indenture will be, duly qualified to do business as a foreign corporation and in good standing under the laws of each jurisdiction where the character of its property, the nature of its business or the performance of its obligations under this Indenture makes such qualification necessary except where the failure to be so qualified will not have a material adverse effect on the business of the Issuer or its ability to perform its obligations under this Indenture or any other documents or transactions contemplated hereunder or the validity or enforceability of the Loans;

               (b) The Issuer holds, and at all times during the term of this Indenture will hold, all material licenses, certificates, franchises and permits from all governmental authorities necessary for the conduct of its business and has received no notice of proceedings relating to the revocation of any such license, certificate, franchise or permit, which singly or in the aggregate, if the subject of an unfavorable decision, ruling or finding, would materially and adversely affect its ability to perform its obligations under this Indenture or any other documents or transactions contemplated hereunder or the validity or enforceability of the Loans;

               (c) The Issuer has, and at all times during the term of this Indenture will have, all requisite power and authority to own its properties, to conduct its business, to execute and deliver this Indenture and all documents and transactions contemplated hereunder, to perform all of its obligations under this Indenture and any other documents or transactions contemplated hereunder, to issue the Notes and to Grant the Trust Estate in the manner and to the extent provided herein. The Issuer has all requisite power and authority to acquire, own, sell and convey to the Trustee the Trust Estate;

               (d) This Indenture, the Notes and all other documents and instruments required or contemplated hereby to be executed and delivered by the Issuer have been duly authorized, executed and delivered by the Issuer and, assuming the due execution and delivery by the other party or parties hereto and thereto, if any, constitute legal, valid and binding agreements enforceable against the Issuer in accordance with their respective terms subject, as to the enforcement of remedies, to bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the enforceability of creditors' rights generally applicable in the event of the bankruptcy, insolvency or reorganization of the Issuer and to general principles of equity;

               (e) The execution, delivery and performance by the Issuer of this Indenture, the Notes and any other documents and transactions in connection herewith to which the Issuer is a party do not and will not (i) violate any of the provisions of the organizational documents or by-laws of the Issuer;
   (ii) violate any provision of any law, governmental rule or regulation currently in effect applicable to the Issuer or its properties or by which the Issuer or its properties may be bound or affected, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect applicable to the Issuer or its properties or by which the Issuer or its properties are bound or affected, (iv) conflict with, or result in a breach of, or constitute a default under, any of the provisions of any indenture, mortgage, deed of trust, contract or other instrument to which the Issuer is a party or by which it is bound or (v) except for the Grant hereunder, result in the creation or imposition of any lien upon any of its properties pursuant to the terms of any such indenture, mortgage, deed of trust, contract or other instrument;

               (f) Except for the filing of financing statements and the recording of assignments contemplated hereby, no consent, approval, order or authorization of, and no filing with or notice to, any court or other governmental authority in respect of the Issuer is required in connection with the authorization, execution, delivery or performance by the Issuer of this Indenture, the Notes or any of the other documents or transactions contemplated hereunder;

               (g) The Issuer is not in default under any agreement, contract, instrument or indenture to which the Issuer is a party or by which it or its properties is or are bound, or with respect to any order of any court, administrative agency, arbitrator or governmental body which would have a material adverse effect on the transactions contemplated hereunder; and no event has occurred which with notice or lapse of time or both would constitute such a default with respect to any such agreement, contract, instrument or indenture, or with respect to any such order of any court, administrative agency, arbitrator or governmental body;

               (h) There is no pending or, to the best of the Issuer's knowledge, threatened action, suit, proceeding or investigation before any court, administrative agency, arbitrator or governmental body against or affecting the Issuer which, if decided adversely, would materially and adversely affect (i) the condition (financial or otherwise), business or operations of the Issuer, (ii) the ability of the Issuer to perform its obligations under, or the validity or enforceability of, this Indenture or any other documents or transactions contemplated under this Indenture, (iii) any Loan Collateral, (iv) the Master Servicer's ability to service the Loans;

               (i) No document, certificate or report furnished or required to be furnished by the Issuer pursuant to this Indenture contains or will contain when furnished any untrue statement of a material fact or fails or will fail to state a material fact necessary in order to make the statements contained therein not misleading;

               (j) Other than liens created under or pursuant to this Indenture, the Trust Estate is and will be free and clear of any pledge, charge or encumbrance thereon or with respect thereto created by or through the Issuer, and all action on the part of the Issuer to that end has been duly and validly taken;

               (k) The Issuer shall at all times, to the extent permitted by law, defend, preserve and protect the Grant of the Trust Estate and all the rights of Noteholders under this Indenture against all claims and demands of all Persons whomsoever claiming by, through or under the Issuer (except claims and demands of the Trustee under or pursuant to this Indenture);

               (l) The Issuer shall at all times hold itself out to the public, including creditors of the Originator, and carry out its business and conduct its affairs under the Issuer's own name and as a separate and distinct entity from the Originator or any of its Affiliates;

               (m) The Issuer shall at all times be responsible for the payment of all its obligations and indebtedness, shall at all times maintain a business office, records, books of account and funds separate from the Originator and shall observe all customary formalities of independent existence;

               (n) The Issuer shall make its books and records and the Note Register available to the Noteholders and the Trustee, at their own expense, for purposes of inspection and copying and shall, at the Issuer's expense, furnish, or cause to be furnished, to the Trustee or any Noteholder, promptly after receipt by the Issuer of a request therefor from the Trustee or such Noteholder in writing, a list of the primary contacts, names and addresses of the Noteholders as of the Record Date immediately preceding such request;

               (o) As long as any Note is outstanding, the Issuer shall not issue, incur, assume or guarantee any indebtedness or other obligation except for such indebtedness as may be incurred by the Issuer pursuant to this Indenture and related documents or instruments;

               (p) Each of the representations and warranties of the Originator set forth in the Purchase and Sale Agreement are true and correct as of the date when made, and the Issuer hereby makes such representations and warranties to the Trustee for the benefit of the Noteholders; and

               (q) The Issuer shall provide to each Noteholder (i) within 60 days of the end of each fiscal quarter the unaudited financial statements of the Issuer as of the end of such fiscal quarter, and (ii) within 135 days of the end of each fiscal year of the Issuer, the unaudited financial statements of the Issuer as of the end of such fiscal year.

         SECTION IV.8 Maintenance of Offices or Agency. The Issuer will maintain an office or agency, which may be changed in the discretion of the Issuer, within the United States of America at which Notes may be presented or surrendered for payment, Notes may be surrendered for registration of transfer or exchange and notices and demands to or upon the Issuer in respect of the Notes and this Indenture may be served. The Issuer hereby initially appoints the Trustee at its corporate trust office such office or agency. The Issuer will give prompt written notice to the Trustee of the location, and of any change in the location, of any such office or agency. If at any time the Issuer shall fail to maintain any such office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the corporate trust office, and the Issuer hereby appoints the Trustee at its corporate trust office its agent to receive all such presentations, surrenders, notices and demands.

         SECTION IV.10 Further Assurances. The Issuer will execute and deliver, or cause to be executed and delivered, all such additional instruments and do, or cause to be done, all such additional actions as (i) may be necessary or proper, consistent with the Granting Clause hereof, to carry out the purposes of this Indenture and to make subject to the lien hereof any property intended so to be subject, (ii) may be necessary or proper to transfer to any successor trustee the estate, powers, instruments and funds held in trust hereunder and to confirm the lien of this Indenture with respect to any series of the Notes, or (iii) the Trustee may reasonably request for any of the foregoing purposes. The Issuer hereby authorizes the Trustee to execute and file all such financing statements, continuation statements and other documents as the Trustee may deem necessary or advisable to make or keep effective the lien of this Indenture or any supplemental indenture and the priority thereof. The Trustee shall have no duty to monitor compliance by the Issuer with the foregoing covenants or to determine whether the execution or filing of any financing statements or any other document is necessary or advisable in connection with the foregoing.

                                   ARTICLE V

                     ACCOUNTS, DISBURSEMENTS AND RELEASES

         SECTION V.1 Collection of Money. Except as otherwise expressly provided herein, the Trustee may demand payment or delivery of, and shall receive and collect, directly and without intervention or assistance from any fiscal agent or other intermediary, pursuant to the terms hereof, all money and other property payable to or receivable by the Trustee pursuant to this Indenture, including all payments due on the Loans, in accordance with the respective terms and conditions of such Loans and the Loan Collateral. Except as otherwise expressly provided herein, the Trustee shall hold all such money and property received by it as part of the Trust Estate and shall apply it as provided in this Indenture.

         SECTION V.2 Payment Account

               (a) On or prior to the Closing Date, the Trustee shall establish and thereafter maintain a separate trust account under the sole control of the Trustee entitled "The Chase Manhattan Bank, as trustee, in trust for the benefit of the holders of the Litchfield Hypothecation Corp. Hypothecation Loan Collateralized Notes--Payment Account." The Trustee shall make withdrawals from the Payment Account only as provided in this Indenture. Monies on deposit in the Payment Account shall be invested in accordance with
   Section 5.3 hereof.

               (b) Not later than the Business Day immediately following receipt thereof, the Trustee shall deposit or cause to be deposited into the Payment Account all monies received by the Trustee in respect of the Loans (including all payments, insurance proceeds, condemnation proceeds, recoveries and Servicer Advances, if any) in immediately available funds;

               (c) On each Payment Date, the Trustee, in accordance with the Master Servicer's Certificate, shall withdraw and distribute or cause to be distributed all monies received in the related Collection Period on deposit in the Payment Account (including any Investment Income with respect to such monies on deposit in the Payment Account) in the following order of priority:

       (i) To the Trustee, all accrued and unpaid fees and reimbursable expenses due and payable to the Trustee pursuant to Section 9.7 hereof;

           (ii) If the Master Servicer is not the Originator or an Affiliate of the Originator, to the Master Servicer by wire transfer of immediately available funds, an amount equal to the Servicing Fee due and payable on such Payment Date plus all Servicer Advances made by the Master Servicer on previous Payment Dates to the extent the Master Servicer has not been reimbursed for such Servicer Advances;

      (iii)To the Holders of Notes on the Record Date relating to such Payment Date, interest accrued on the Notes in the related Payment Period;

      (iv)Pro rata to the Holders of Notes on the Record Date relating to such Payment Date, the Principal Payment Amount due and payable, if any, with respect to the Notes;

      (v)If the Master Servicer is the Originator or an Affiliate of the Originator, to the Master Servicer by wire transfer of immediately available funds, an amount equal to the Servicing Fee due and payable on such Payment Date plus all Servicer Advances made by the Master Servicer on previous Payment Dates to the extent the Master Servicer has not been reimbursed for such Servicer Advances; and

      (vi)Provided no Payment Default has occurred and is continuing, to the Issuer, all remaining amounts on deposit in the Payment Account, plus all Investment Income, if any, then held in the Payment Account to the extent not needed to make the distributions required by clauses (i) through (v) of this
   Section 5.2(c);

           SECTION V.3 Servicer Advances. If on the date which is two Business Days prior to a Payment Date, amounts on deposit in the Payment Account are insufficient to make the distributions required to be made on such Payment Date pursuant to paragraphs (iii) and (iv) of Section 5.2 hereof, the Master Servicer shall be required to make a deposit in the amount of such shortfall into the Payment Account(each, a "Servicer Advance") on such date; provided, however, that the Master Servicer shall not be obligated to make any Servicer Advance if the Master Servicer determines that the Master Servicer will not be able to ultimately recover the full amount of such Servicer Advance; and, provided, further that at no time shall outstanding unreimbursed Future Advances in respect of any particular Loan exceed $100,000. The Master Servicer shall be entitled to reimbursement for any Servicer Advance as provided in Section 5.2 hereof.

         SECTION V.4 Investment of Funds. Amounts on deposit in the Payment Account shall, if and to the extent then permitted by law, be invested by the Trustee in Eligible Investments, at the written direction of an Authorized
   Officer  of  the  Issuer.   Such investments  shall mature on or before the
   Business Day preceding the Payment Date following the date of such investment. Net income or gain received and collected from such investments shall be credited and losses charged to the Payment Account.

         SECTION V.4 Repayment to the Issuer from the Accounts. After payment in full of the principal of, interest on, and all other amounts due and payable with respect to the Notes (in accordance with Section 7.1 hereof) and the payment of all fees, reimbursable charges and expenses of or other amounts owed to the Issuer, the Trustee, and the Note Registrar and all other amounts required to be paid hereunder, all amounts remaining in the Payment Account shall be paid to the Issuer on its written order.

         SECTION V.5 Reports to the Noteholders. On each Payment Date, the Trustee will furnish to the Issuer and will include with each distribution to the Noteholders the Master Servicer's Certificate delivered pursuant to
   Section 3.1(a) of the Servicing Agreement.

                                  ARTICLE VI
                                  [RESERVED]

                                  ARTICLE VII

                        EVENTS OF DEFAULT AND REMEDIES

         SECTION VII.1 Events of Default. Each of the events described in clauses (a) through (l) below shall constitute an "Event of Default" with respect to the Notes (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

               (a) The Issuer shall fail to make any payment of principal on the Notes within two Business Days of the day the same becomes due and payable; or

               (b) The Issuer shall fail to make any payment of interest on the Notes within two Business Days of the day the same becomes due and payable; or

               (c) The Issuer shall fail to observe or perform in any material respects any of the covenants of the Issuer under Sections 4.2, 4.3, 4.4, 4.5, 4.6 or 4.9 hereof, which failure has continued for a period of 30 days; or

               (d) The Issuer shall fail to observe or perform its covenants under Section 4.7 hereof; or

               (e) Any  representation  or  warranty  of the Issuer set forth in
   Section 4.8 of this Indenture shall prove to be false in any material respect as of the date when made; or

               (f) The Issuer makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

               (g) The Issuer petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Issuer, or of any substantial part of the assets of the Issuer, or commences a voluntary case under the Bankruptcy Law of the United States or any proceedings relating to the Issuer, under the Bankruptcy Law of any other jurisdiction; or

               (h) Any such petition or application is filed, or any such proceedings are commenced, against the Issuer and the Issuer by any act indicates its approval thereof, consent thereto or acquiescence therein, or any order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings and such order, judgment or decree remains unstayed and in effect for more than 30 days; or

               (i) Any order, judgment or decree is entered in any proceedings against the Issuer decreeing the dissolution of the Issuer and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

               (j) A final judgment in an amount in excess of $50,000 is rendered against the Issuer, and within 60 days after entry thereof, such judgment is not discharged or execution thereof stayed pending appeal, or within 60 days after the expiration of any such stay, such judgment is not discharged;

               (k) Any assignment by the Issuer to a delegate of its duties or rights hereunder, except as specifically permitted hereunder, or any attempt to make such an assignment; or

               (l) Any occurrence or existence of any Event of Default (as defined in the Servicing Agreement) under the Servicing Agreement.


               SECTION VII.2 Acceleration of Maturity. (a) Upon the occurrence and continuance of an Event of Default, (i) if such event is an Event of Default specified in clause (h), (i), (j) or (k) of Section 7.1, all of the Notes at the time outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Issuer, and (ii) if such event is any other Event of Default, the Trustee may, and, upon the written request of over 25% in aggregate outstanding principal amount of the Notes (by notice in writing to the Issuer and the Trustee), shall declare all of the Notes to be, and all of the Notes shall thereupon be and become, immediately due and payable together with interest accrued thereon, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Issuer.

               (b) At any time after a declaration pursuant to Section 7.2(a), but before any judgment or decree for the payment of monies due shall have been obtained or entered, unless the same has been discharged, and before the Notes have matured by their terms, or as otherwise provided herein, if all overdue payments of principal and interest upon such Notes, together with the reasonable and proper charges, expenses and liabilities of the Trustee and the Holders of such Notes and their respective agents and attorneys and all other sums then payable by the Issuer under this Indenture (except the principal of and interest accrued since the next preceding Payment Date on such Notes or due and payable solely by virtue of such declaration) shall either be paid by or for the account of the Issuer or provisions satisfactory to the Holders of 51% of the aggregate outstanding principal amount of the Notes shall be made for such payment, and all Events of Default under such Notes and under this Indenture (other than the payment of principal and interest due and payable solely by reason of such declaration) have been cured to the satisfaction of the Holders of 51% of the aggregate outstanding principal amount of the Notes or provision deemed by the Holders of 51% of the aggregate outstanding principal amount of the Notes to be adequate has been made therefor, then and in every such case the Holders of 51% of the aggregate outstanding principal amount of the Notes by written notice to the Issuer and to the Trustee, shall have the right, but not be obligated to, rescind such declaration and annul such Event of Default in its entirety. For purposes of the foregoing sentence, the Holders of 51% of the aggregate outstanding principal amount of the Notes shall be determined without regard to any Notes owned by the Originator or any of its Affiliates. No such rescission and annulment shall extend to or affect any subsequent Event of Default or impair or exhaust any right or power consequent thereon.

               SECTION VII.3 Enforcement of Remedies. (a) If an Event of Default shall have occurred and be continuing and the Notes have been declared due and payable and such declaration and its consequences have not been rescinded and annulled, the Trustee may, and upon the written request of the Holders of over 25% in aggregate outstanding principal amount of the Notes shall, proceed to protect and enforce its rights and the rights of the Noteholders under the Notes and this Indenture and take one or more of the following actions without limitation:

      (i)proceed to protect and enforce its rights and the rights of the Noteholders by appropriate Proceedings whether by the specific enforcement of any covenant or agreement in this Indenture or in the aid of the exercise of any power granted herein, or to enforce any other property remedy;

      (ii)institute Proceedings for the collection of all amounts then payable on the Notes, whether by declaration or otherwise, enforce any judgment obtained, and collect any monies adjudged due;

      (iii)in accordance with Section 7.13, sell the Trust Estate or any portion thereof or rights or interest therein, at one or more public or private sales called and conducted in any manner permitted by law;

      (iv)institute Proceedings from time to time for the complete or partial foreclosure of this Indenture with respect to the Trust Estate; and

      (v)exercise any remedies of a secured party under the Uniform Commercial Code and take any other appropriate action or protect and enforce the rights and remedies of the Trustee or the Noteholders hereunder.

               (b) In the enforcement of any right or remedy under the Notes or this Indenture, the Trustee shall be entitled to sue for, enforce payment on and receive any and all amounts then or during any Event of Default becoming, and any time remaining, due from the Issuer, for principal and interest, or otherwise, under any of the provisions of the Notes or this Indenture, and unpaid, with interest on overdue payments at the rate or rates of interest specified in the Notes, together with any and all costs and expenses of collection and of all Proceedings under the Notes or the Indenture, without prejudice to any other right or remedy of the Trustee or the Noteholders and to recover and enforce judgments or decrees against the Issuer, but solely as provided in this Indenture and in the Notes for any amounts remaining unpaid, with interest, costs and expenses, and to collect (but solely from moneys available therefor to the extent provided in this Indenture) in any manner provided by law, the moneys adjudged or decreed to be payable. The Trustee shall file such proof of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee and the Noteholders allowed in any judicial proceeding, relative to the Issuer or its creditors or property.

               (c) The Trustee may, and if requested in writing by the Holders of over 51% in aggregate outstanding principal amount of the Notes and furnished with reasonable security and indemnity (an unsecured agreement of indemnity of the Purchaser being deemed sufficient for such purpose), shall, institute and maintain such suits and proceedings or take such other acts as it may be advised shall be necessary or expedient to prevent any impairment of the security under this Indenture or under any Loan Collateral by any acts which may be unlawful or in violation of this Indenture or of such Loan Collateral, and such suits and proceedings as the Trustee may be advised shall be necessary or expedient to preserve or protect its interests and the interests of the Noteholders; provided, that such request shall not be otherwise than in accordance with the provisions of law and of this Indenture.

               SECTION VII.2 Application of Money Collected Upon Acceleration. If the Notes have been declared due and payable pursuant on to Section 7.2 hereof, any moneys collected by the Trustee pursuant to this Article VII or otherwise held by the Trustee as part of the Trust Estate shall be applied in the following order at the date or dates fixed by the Trustee and, in case of the distribution of such moneys on account of principal of and interest on the Notes upon presentation and surrender thereof:

               FIRST:  To the payment of amounts  due the Trustee  pursuant to
   Section 9.7 hereof including amounts payable to the Trustee acting as Master Servicer;

               SECOND: To the payment of all the amounts then due and unpaid upon the Notes for:

               (a)      all  interest   payable  on  the  Notes   through  the
   Acceleration Date;

               (b)      interest    from   the   first   day   following   the
   Acceleration Date to the date of payment in full of the aggregate principal amount of the Notes; and

               (c) interest on any overdue installments of interest on the Notes from the due date of any such installments to the date of payment but only to the extent that payment of such interest shall be legally enforceable;

   such funds to be allocated in proportion to the total amount of interest otherwise payable on the Notes;

               THIRD: To the payment of all amounts then due and unpaid upon the Notes for principal ratably, without preference or priority of any kind;

               FOURTH: To the payment of all other amounts to the persons entitled thereto in accordance with this Indenture.

               SECTION VII.3 Unconditional Rights of Noteholders To Receive Principal an. Notwithstanding any other provision in this Indenture, the Holder of any Note shall have an absolute and unconditional right to receive payment of the principal of and interest on such Note (subject to Section 2.9 hereof) on or after the respective Payment Dates expressed in such Note, and such right shall not be impaired without the consent of such Holder.

               SECTION VII.4 Restoration of Rights and Remedies. If the Trustee or any Noteholder has instituted any Proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Noteholder, then and in every such case the Issuer, the Trustee
   and  the  Noteholders   shall,   subject  to  any determination in such
   proceedings, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee and the Noteholders shall continue as though no such Proceeding had been instituted.

               SECTION VII.5 Rights and Remedies Cumulative. No right or remedy herein conferred upon or reserved to the Trustee or to the Noteholders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise; the assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

               SECTION VII.6 Delay or Omission Not Waiver. No delay or omission of the Trustee or any Holder to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every such right and remedy given by this Article VII or by law to the Trustee or to the Noteholders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Noteholders, as the case may be.

               SECTION VII.9 Control by Noteholders. Subject to the provisions of Section 7.2, Section 7.3 and Section 7.7, the Holders of at least 51% of the aggregate outstanding principal amount of the Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee with respect to the Notes or exercising any trust or power conferred on the Trustee with respect to the Notes; provided that:

               (a) such direction shall not be in conflict with any rule of law or with this Indenture;

               (b) the Trustee shall have been provided with indemnity reasonably satisfactory to it;

               (c) subject to (d) below, any direction to the Trustee to undertake a sale of the Trust Estate or any part thereof shall be by the Holders of Notes representing not less than 66-2/3% of the aggregate outstanding principal amount of the Notes; and

               (d) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction; provided, however, that, subject to Section 9.1 hereof, the Trustee need not take any action which it determines might involve it in liability or may be unjustly prejudicial to the Noteholders not consenting.

               SECTION VII.7 Waiver of Past Events of Default. Prior to the time a judgment or decree for payment of the money due has been obtained by the Trustee, as provided in this Article VII, the Trustee may waive any past Event of Default with respect to the Notes and its consequences except an Event of Default (a) in the payment of principal of or interest on any of the Notes or (b) in respect of a covenant or provision hereof which cannot be modified or amended without the consent of the Holder of each Note affected. Upon any such waiver, such Event of Default shall cease to exist and be deemed to have been cured and not to have occurred, and any Event of Default arising therefrom shall be deemed to have been cured, and not to have occurred for every purpose of this Indenture. In the case of any such waiver, the Issuer, the Trustee and the Holders of the Notes shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other Event of Default or impair any right consequent thereon.

               SECTION VII.8 Undertaking for Costs. The Issuer and the Trustee agree, and each Noteholder by such Noteholder's acceptance of a Note shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture undertaken by the Trustee at the direction of the Noteholders, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 7.11 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Noteholder, or group of Noteholders, holding in the aggregate at least 51% of the aggregate outstanding principal amount of the Notes, or to any suit instituted by any Noteholder for the enforcement of the payment of principal of or interest on any Note, which principal or interest is due and payable.

               SECTION VII.12 Issuer Waiver of Stay or Extension Laws; Waiver of Ju. (i) The Issuer covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Issuer (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

               (ii) The Issuer and the Trustee each hereby waives the right to trial by jury in any Proceeding of any kind arising out of or in respect of this Indenture or any Note.

               SECTION VII.9 Sale of Trust Estate.
               (a) The power to effect any sale of any portion of the Trust Estate pursuant to Section 7.3 hereof shall not be exhausted by any one or more sales as to any portion of the Trust Estate remaining unsold, but shall continue unimpaired until either the entire Trust Estate shall have been sold or all amounts payable on the Notes and under this Indenture shall have been paid pursuant to Section 7.4. The Trustee may from time to time postpone any sale by public announcement made at the time and place of such sale. The
   Trustee hereby expressly waives its right to any amount fixed by law as compensation for any sale; provided, however, that such waiver does not apply to any amounts to which the Trustee is otherwise entitled under Section 9.7 hereof.

               (b) The Trustee may bid for and acquire any portion of the Trust Estate in connection with a public sale or, to the extent permitted by law, a private sale thereof, and in lieu of paying cash to the Issuer therefor, may make settlement for the purchase price by applying to the gross sale price in payment therefor the sum of (i) the amount of unpaid principal of and accrued interest on the Notes, and (2) the expenses of the sale and of any proceedings in connection therewith which are reimbursable to it pursuant to
   Section 9.7 hereof and other amounts due hereunder and secured by the Trust Estate. The Notes need not be produced to complete any such sale.

               (c) The Trustee shall execute and deliver an appropriate instrument of conveyance transferring its interest in any portion of the Trust Estate in connection with a sale hereof. In addition, the Trustee is hereby irrevocably appointed an agent and attorney-in-fact of the Issuer to transfer and convey the Issuer's interest in any portion of the Trust Estate in connection with a sale thereof, and to take all action necessary to effect such sale. No purchaser or transferee at such a sale shall have any
   obligation   to  ascertain  the   Trustee's   authority,   inquire  into  the
   satisfaction of any conditions precedent or see to the application of any moneys.

               SECTION VII.10 Action on Notes. The Trustee's right to seek and recover judgment on the Notes or under this Indenture shall not be affected by the seeking, obtaining or application of any other relief under or with respect to this Indenture. Neither the lien of this Indenture nor any rights or remedies of the Trustee or the Noteholders shall be impaired by the recovery of any judgment by the Trustee against the Issuer or by the levy of any execution under such judgment upon any portion of the Trust Estate or upon any of the assets of the Issuer.


                                  ARTICLE VIII

                           SATISFACTION AND DISCHARGE

               SECTION VIII.1 Satisfaction and Discharge of Indenture. This Indenture shall cease to be of further effect except as to (a rights of registration of transfer and exchange, (b) rights of substitution of new Notes for mutilated, destroyed, lost or stolen Notes, (c) rights of Noteholders to receive payments of principal thereof and interest thereon,
   (d) the rights, obligations and immunities of the Trustee hereunder, and (e) the rights of Noteholders as beneficiaries hereof with respect to the property so deposited with the Trustee and payable to them, and the Trustee, on demand of and at the expense of the Issuer, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when:

               (a) all Notes theretofore authenticated and delivered (other than Notes which have been mutilated, destroyed, stolen and which have been replaced, or paid as provided in Section 2.8 hereof) have been delivered to the Trustee for cancellation; and

               (b)  the  Issuer  has  delivered  to  the  Trustee  an  Officer's
   Certificate stating that there has been compliance with all conditions precedent herein provided for the satisfaction and discharge of this Indenture.

               Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Issuer to the Trustee under Section 9.7 hereof and of the Trustee to the Issuer and the Noteholders, as the case may be, under
   Section 8.2 hereof and the provisions of Article II hereof with respect to lost, stolen, destroyed or mutilated Notes, registration of transfer and exchange of Notes, and rights to receive payments of principal of or interest on the Notes shall survive.

               SECTION VIII.2 Application of Trust Money. All moneys deposited with the Trustee pursuant to Article V hereof shall be held in trust by the Trustee, in its trust capacity and not in its commercial capacity, and applied by the Trustee in accordance with the provisions of the Notes and this Indenture, to the payment to the Holders of the Notes, and, if required hereunder, to the Issuer.

               SECTION VIII.3 Release of Trust Estate

               (a Subject to the  payment of its fees and  expenses  pursuant to
   Section 9.7 hereof and only when and to the extent required by the provisions of this Indenture, the Trustee shall execute instruments to release property from the lien of this Indenture, or convey the Trustee's interest in the same, in a manner and under circumstances which are not inconsistent with the provisions of this Indenture. No party relying upon an instrument executed by the Trustee as provided in this Article V shall be bound to ascertain the Trustee's authority, inquire into the satisfaction of any conditions precedent or see to the application of any moneys.

               (b The Trustee shall, at such time as there are no Notes outstanding and all sums due the Trustee pursuant to Section 9.7 hereof have been paid, release the Trust Estate from the lien of this Indenture.

               (c Upon receipt of an Officer's Certificate of the Master Servicer stating either (i) that all payments of principal and interest have been made upon any Loan held by the Trustee, or the Collateral Agent on behalf of the Trustee, hereunder and deposited into the Payment Account or
   (ii) that the Trustee has received an amount sufficient to prepay a principal amount of the Notes equal to the outstanding principal amount of a Loan in accordance with Section 2.9(c)(ii)(B)(iv) hereof, the Trustee, or the Collateral Agent on behalf of the Trustee, shall promptly release, reassign without representation or recourse and deliver the Loan Documents with respect to such Loan to the Issuer.

                                  ARTICLE IX


                                  THE TRUSTEE
               SECTION IX.1  Certain Duties and Responsibilities

               (a   Except during the continuance of an Event of Default:

          (i) the duties of the Trustee shall be determined solely by the express provisions of this Indenture and the Trustee need perform only those duties and no others; the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

         (ii0 in the absence of bad faith on its part, the Trustee may conclusively rely upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture, including investment instructions received pursuant to Section 5.4 hereof, as to the truth of the statements and the correctness of the opinions expressed therein; but in the case of any such certificates or opinions which by any provision of this Indenture are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform as to form to the requirements of this Indenture.

               (b In case an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

               (c No provision of this Indenture, including, without limitation, Section 9.7, shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

      (i0this subsection shall not be construed to limit the effect of subsection (a) of this Section 9.1;

      (ii0the Trustee shall not be liable for any error of judgment made in good faith by an Authorized Officer of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts; and

      (iii0the Trustee shall not be personally liable with respect to any action taken or omitted to be taken by it in good faith in accordance with any direction received by the Trustee in accordance with the terms of this Indenture from the Holders of at least 51% (or such other percentage as may be required by the terms hereof) of the then aggregate outstanding principal amount of the Notes relating to the time, method and place of conducting any Proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture.

               (d Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct of, affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

               (e For all purposes under this Indenture, the Trustee shall not be deemed to have notice of any Default or Event of Default (other than an Event of Default described in Sections 7.1(a) or (b) hereof) or a Default or Event of Default under any document included in the Trust Estate, unless an Authorized Officer of the Trustee has actual knowledge thereof or unless the Trustee has received written notice thereof at the Trust Office and such notice references the Notes generally, the Issuer, the Trust Estate or this Indenture. For purposes of determining the Trustee's responsibility and liability hereunder, whenever reference is made in this Indenture to a Default or an Event of Default, such reference shall be construed to refer only to the Default or the Event of Default of which the Trustee is deemed to have notice pursuant to this Section 9.1(e).

               (f No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if there shall be reasonable ground for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it, the Trustee having the right to require an indemnity pursuant to subparagraph (g) below.

               (g The Trustee shall not be under any obligation to institute any suit, or to take any remedial Proceeding under this Indenture, or to enter any appearance in or in any way defend any suit in which it may be made defendant, or to take any steps in the execution of the trusts hereby created, the performance of any of its duties hereunder or in the enforcement of any rights and powers hereunder until it shall be indemnified to its reasonable satisfaction against any and all costs and expenses, outlays and counsel fees and other reasonable disbursements and against all liability, except liability which is adjudicated to have resulted from its own negligence or willful misconduct, in connection with any action so taken.

               (h Notwithstanding any extinguishment of all right, title and interest of the Issuer in and to the Trust Estate following an Event of Default and a consequent declaration of acceleration of the maturity of the Notes, whether such extinguishment occurs through a sale of the Trust Estate to another person, the acquisition of the Trust Estate by the Trustee or otherwise, the rights, powers and duties of the Trustee with respect to the Trust Estate (or the proceeds thereof) and the Noteholders and the rights of the Noteholders shall continue to be governed by the terms of this Indenture.

               (i The Trustee shall keep and maintain proper books of record and accounts relating to the Notes in which full, true and correct entries will be made of all dealings or transactions of the Trustee in relation to the Notes, the Accounts and the Issuer. The Trustee shall keep such books of record and accounts available for inspection by the Issuer or by any Holder of Notes during reasonable business hours and under reasonable circumstances. For purposes of preparing such books and records, the Trustee is authorized to retain outside accountants at the expense of the Issuer.

               SECTION IX Notice of Events of Default. Promptly after the Trustee shall have notice of the occurrence of any Default or Event of Default, the Trustee shall transmit by mail to all Holders and the Issuer notice of such Event of Default known to the Trustee.

               SECTION IX.4 Certain Rights of the Trustee. Except as otherwise expressly provided in Section 9.1 hereof:

               (a in the absence of bad faith or negligence the Trustee conclusively may rely on and shall be protected in acting or refraining from acting when doing so, in each case in accordance with any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document believed by the Trustee to be genuine and to have been signed or presented by the proper party or parties, and the Trustee need not investigate any facts stated therein;

               (b whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officer's Certificate;

               (c before the Trustee acts or refrains from acting, it may require an Officer's Certificate or Opinion of Counsel, or both, and the Trustee shall not be liable for any action it takes, suffers or omits in reliance on either thereof; the Trustee may consult with counsel, and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of the legality of any action taken, suffered or omitted by the Trustee hereunder in good faith and in reliance thereon;

               (d the Trustee shall not be under any obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Noteholders pursuant to this Indenture, unless such Noteholders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

               (e the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document, but the Trustee in its discretion may make such further inquiry or investigation into such facts or matters as it may see fit, and if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled, on reasonable prior notice to the Issuer, to examine the books, records and premises of the Issuer, personally or by agent or attorney, during the Issuer's normal business hours; provided that the Trustee shall and shall cause its agents to hold in confidence all such information except to the extent disclosure may be required by law and except to the extent that the Trustee, in its sole judgment, may determine that such disclosure is consistent with its obligations hereunder;

               (f the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder;

               (g the Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within the rights or powers conferred upon it by this Indenture; and

               (h to the extent a Person other than the Trustee is appointed by the Issuer to act as Note Registrar, such Person shall be an agent of the Issuer, and the Trustee shall not be liable or responsible by reason of any act or omission of any such Person.

               SECTION IX.5 Not Responsible for Recitals or Issuance of Notes. The recitals contained herein and in the Notes, except any such recitals relating to the Trustee, shall be taken as the statements of the Issuer, and the Trustee assumes no responsibility for their correctness. The Trustee shall not be responsible for and makes no representation as to the validity or sufficiency of this Indenture, the Notes or the Trust Estate. The Trustee shall not be accountable for the Issuer's issue of the Notes or application of the proceeds thereof or for any money paid to the Issuer or upon the Issuer's direction under any of the provisions of this Indenture. The Trustee is not responsible for the use or application of any moneys by any agent other than the Trustee, including, without limitation, the Master Servicer. The Trustee shall not be responsible for any statement in the Notes or in any other document prepared, executed or delivered in connection with the sale and issuance of the Notes or the execution and delivery of this Indenture except its certificate of authentication.

               . The Trustee, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Issuer with the same rights it would have if it were not Trustee.

               . Money held by the Trustee in trust hereunder will be held by the Trustee in its trust capacity and not in its commercial capacity, in a segregated account in accordance with the Indenture. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed in writing with the Issuer and except to the extent of income or other gain on Eligible Investments which are obligations of the Trustee (excluding obligations of Affiliates of the Trustee) and income or other gain actually received by the Trustee on Eligible Investments which are obligations of a third party.

               .ECTION IX.8 Compensation and Reimbursement

               (a       The Issuer agrees:

         (1) subject to any separate written agreement with the Trustee, to pay the Trustee from time to time reasonable compensation for all services rendered by it or any of its agents, including, without limitation, the Collateral Agent (each, the "Trustee" for the purposes of this Section 9.7(a)) hereunder (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

         (2) to reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture; and

         (3) to indemnify the Trustee for, and to hold the Trustee harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of this trust (other than taxes, penalties or other liabilities arising in connection with the Trustee's failure to withhold from payments with respect to the Notes amounts required to be withheld under the Code, or the Trustee's withholding from such payments amounts not required or permitted to be withheld under the Code), including the reasonable costs and expenses, including reasonable attorneys' fees, of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties hereunder; provided that:

      (i0with respect to any such claim, the Trustee shall have given the Issuer written notice thereof promptly after the Trustee shall have knowledge thereof, provided, however, that the failure of the Trustee to so notify the Issuer shall not relieve the Issuer of its obligations pursuant to this subparagraph;

      (ii0the Issuer shall assume the defense of any such claim, provided that if the Issuer shall not have employed counsel reasonably satisfactory to the Trustee to direct the defense of such claim within a reasonable time after such notice of the claim pursuant to paragraph (i) above, the Trustee shall have the right to direct the defense of such claim;

      (iii0the Trustee shall have the right to employ separate counsel with respect to any claim and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Trustee unless the payment of such counsel has been specifically authorized by the Issuer; provided further, however, that if the Trustee shall assume the defense of any claim as a result of the Issuer's failure to assume the defense of such claim as described in paragraph (ii) above, the Issuer shall pay the reasonable fees and expenses of Trustee's counsel in connection with the defense of such claim; and

      (iv0notwithstanding anything to the contrary in this Section 9.7(a)(3), the Issuer shall not be liable for settlement of any such claim by the Trustee entered into without the prior consent of the Issuer.

               Nothing in this Section 9.7 shall be construed to limit the exercise by the Trustee of any right or remedy permitted under this Indenture or otherwise in the event of the Issuer's failure to pay any sums due the Trustee pursuant to this Section 9.7.

               (b The provisions of this Section 9.7 shall govern all other provisions of this Indenture regarding the payment of the fees and expenses of the Trustee.

               (c To secure the Issuer's payment obligations under this Section 9.7, the Trustee shall have a lien prior to the Noteholders on the Trust Estate, except with respect to such moneys as are held in trust to pay principal of and interest on particular Notes. Such lien shall survive the satisfaction and discharge of this Indenture.

               (d The payment obligations of the Issuer under this Section 9.7 shall survive the satisfaction and discharge of this Indenture.

               . The Trustee shall be a corporation or national banking association or trust company organized and doing business under the laws of the United States of America or of any State, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $50,000,000, subject to supervision or examination by any federal or state banking authority (except as provided in Section 9.9 hereof). If such Trustee publishes reports of condition annually, or more frequently, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 9.8, the combined capital and surplus of such corporation shall be deemed to be the respective amount set forth in its most recently published report of condition. The Trustee shall provide copies of such reports to the Issuer or any Noteholder upon request at the requesting party's expense. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 9.8, it shall resign immediately in the manner and with the effect hereinafter specified in this Article IX.

               SECTION IX.10 Resignation and Removal; Appointment of Successor .

               (a No resignation or removal of the Trustee and no appointment of a successor trustee pursuant to this Article IX shall become effective until the acceptance of appointment by the successor trustee under Section 9.10 hereof. Any successor Trustee appointed hereunder is subject to the approval of the Holders of at least 51% of the aggregate outstanding principal amount of the Notes, which approval, in neither case, shall be unreasonably withheld or delayed.

               (b The Trustee or any trustee hereafter appointed may resign at any time by giving written notice of resignation to the Issuer, and by mailing notice of resignation by first-class mail, postage prepaid, to all of the Noteholders, at their addresses appearing on the Note Register. Upon receiving notice of resignation of the Trustee, the Issuer shall promptly appoint a successor trustee, by written instrument, in duplicate, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor trustee or trustees. The Trustee shall serve as trustee hereunder until a successor trustee shall have been appointed and shall have accepted such appointment; provided, however, that if no successor trustee shall have been appointed and have accepted appointment within 30 days after the giving of such notice of resignation, the resigning Trustee may, or any Noteholder who has been a bona fide Holder for at least six months may on behalf of himself or herself and all others similarly situated, petition any such court of competent jurisdiction for the appointment of a successor trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, appoint a successor trustee.

               (c       If at any time:

         (1) the Trustee shall cease to be eligible under Section 9.8 hereof and shall fail to resign, after written request therefor by the Issuer or by any Noteholder who has been a bona fide Holder for at least six months; or

         (2) (A) the Trustee shall become incapable of acting, (B) a court having jurisdiction in the premises in respect of the Trustee in an involuntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, shall have entered a decree or order granting relief or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) for the Trustee or for any substantial part of the Trustee's property, or ordering the winding-up or liquidation of the Trustee's affairs, provided any such decree or order shall have continued unstayed and in effect for a period of 60 consecutive days or (C) the Trustee commences a voluntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, or consents to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) for the Trustee or for any substantial part of the Trustee's property, or makes any assignment for the benefit of creditors or fails generally to pay its debts as such debts become due or takes any corporate action in furtherance of any of the foregoing; then, in any such case the Issuer hereby agrees with the Noteholders that it shall remove the Trustee by written request and appoint a successor trustee by written instrument, in duplicate, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor trustee, or any Noteholder who has been a bona fide Holder for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and for the appointment of a successor trustee. Such court may hereupon, after such notice, if any, as it may prescribe, remove the Trustee and appoint a successor trustee.

               (d The Trustee may also be removed at any time by act of the Holders of at least 51% of the aggregate outstanding principal amount of the Notes.

               (e The Issuer shall give notice of the resignation or removal of the Trustee by mailing notice of such event by first-class mail, postage prepaid, to the Holders of the Notes as their names and addresses appear in the Note Register. Each notice shall include the name of the successor trustee and the address of its trust division or department. The notice required by this paragraph (e) may be given at the same time as the notice required by Section 9.10.

               . Every successor trustee appointed hereunder shall execute, acknowledge and deliver to the Issuer and its predecessor trustee an instrument accepting such appointment hereunder. Upon the delivery and execution of the required instruments, the resignation or removal of the predecessor trustee shall become effective and such successor trustee, without any further act, need or conveyance, shall become vested with all the rights, powers, trusts, duties and obligations of its predecessor hereunder. Notwithstanding the foregoing, on request of the Issuer or the successor trustee, such predecessor trustee shall, upon payment of its then unpaid charges due and payable under Section 9.7 hereof, execute and deliver an instrument transferring to such successor trustee all of the rights, powers and trusts of the predecessor trustee and shall duly assign, transfer and deliver to such successor trustee all property and money held by such predecessor trustee hereunder. Upon request of any such successor trustee, the Issuer shall execute any and all instruments providing for more full and certain vesting in and confirming to such successor trustee all such rights, powers and trusts of this Indenture.

               Upon acceptance of appointment by a successor trustee as provided in this Section 9.10, the Issuer shall mail notice thereof by first-class mail, postage prepaid, to the Holders at the Holders' addresses appearing upon the Note Register. If the Issuer fails to mail such notice within 10 days after acceptance of appointment by the successor trustee, the successor trustee shall cause such notice to be mailed at the expense of the Issuer.
               Any successor trustee must, at the time of such successor's acceptance of its appointment, meet the eligibility requirements set forth in this Article IX, and otherwise exercise the rights, remedies, powers and authority of the predecessor trustee with respect to the Trust Estate.

               Notwithstanding the replacement of the Trustee or any successor trustee pursuant to the provisions of this Indenture, the Issuer's obligations set forth in Section 9.7 hereof shall survive such replacement and continue for the benefit of the resigning or replaced trustee.

               SECTION IX. Merger, Conversion, Consolidation or Succession to Business . Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee shall be the successor of the Trustee hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided such corporation shall be otherwise qualified and eligible under this Article IX. In case any Notes have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may deliver the Notes so authenticated with the same effect as if such successor trustee had itself authenticated such Notes.

               . The Trustee shall have power, with the consent of the Holders of Notes representing at least 51% of the then aggregate outstanding principal amount of the Notes, to appoint, one or more Persons approved by the Issuer either to act as Collateral Agent or co-trustee of all or any part of the Trust Estate, or to act as separate trustee of any such property, in either case with such powers as may be provided in the instrument of appointment, and to vest in such Person or Persons in the capacity aforesaid, any property, title, right or power deemed necessary or desirable, subject to the other provisions of this Section. The Issuer hereby directs the Trustee to appoint BankBoston as the initial Collateral Agent pursuant to the Collateral Agent Agreement. If the Issuer does not approve such appointment within 15 days after the receipt by it of a request so to do, or in case an Event of Default has occurred and is continuing, the Trustee alone shall have power to make such appointment.

               Should any written instrument from the Issuer be required by any Collateral Agent, co-trustee or separate trustee so appointed for more fully confirming to such Collateral Agent, co-trustee or separate trustee such property, title, right or power, any and all such instruments shall, on request, be executed, acknowledged and delivered by the Issuer.

               Every Collateral Agent, co-trustee or separate trustee shall, to the extent permitted by law, but to such extent only, be appointed subject to the following terms, namely:

         (1) The Notes shall be authenticated and delivered and all rights, powers, duties and obligations hereunder in respect of the custody of securities or cash held by or required to be deposited with the Trustee in an Account hereunder, shall be exercised, solely by the Trustee.

         (2) The rights, powers, duties and obligations hereby conferred or imposed upon the Trustee shall be conferred or imposed upon and exercised or performed by the Trustee or by the Trustee and such Collateral Agent, co-trustee or separate trustee jointly, as shall be provided in the instrument appointing such Collateral Agent, co-trustee or separate trustee, except to the extent that under any law of any jurisdiction in which any particular act is to be performed, the Trustee shall be incompetent or unqualified to perform such act, in which event such rights, powers, duties and obligations shall be exercised and performed by such Collateral Agent, co-trustee or separate trustee.

         (3) The Trustee at any time, by an instrument in writing executed by it, with the concurrence of the Issuer, may accept the resignation of or remove any Collateral Agent, co-trustee or separate trustee appointed under this Section 9.12, and, in case an Event of Default has occurred and is continuing, the Trustee shall have power to accept the resignation of, or remove, any such Collateral Agent, co-trustee or separate trustee without the concurrence of the Issuer. Upon the written request of the Trustee, the Issuer shall join with the Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any Collateral Agent, co-trustee or separate trustee so resigned or removed may be appointed in the manner provided in this Section 9.12.

         (4) No Collateral Agent, co-trustee or separate trustee hereunder shall be personally liable by reason of any act or omission of the Trustee, or any other such trustee hereunder.

         (5) Any act of Noteholders delivered to the Trustee shall be deemed to have been delivered to each such Collateral Agent, co-trustee and separate trustee.



                                    ARTICLE X

                                  AMENDMENTS

               . Without the consent of, or notice to, the Holders of any Notes, the Issuer and the Trustee, may amend this Indenture at any time and from time to time for any of the following purposes:

               (a to correct or amplify the description of any property at any time subject to the lien of this Indenture, or better to assure, convey and confirm unto the Trustee any property subject or required to be subjected to the lien of this Indenture, or to subject to the lien of this Indenture additional property; or

               (b to evidence the succession, in compliance with the provisions of Section 4.2(b) hereof, of another person to the Issuer, and the assumption by any such successor of the covenants of the Issuer contained herein and in the Notes; or

               (c       to  add  to  the   covenants  of  the  Issuer  or  the
   Trustee, for the benefit of the Noteholders, or to surrender any right or power herein conferred upon the Issuer; or

               (d       to convey,  transfer,  assign,  mortgage or pledge any
   property to the Trustee to constitute additional Trust Estate; or

               (e to cure any ambiguity, correct or supplement any provision herein which may be defective or inconsistent with any other provisions herein or amend any other provisions with respect to matters or questions arising under this Indenture, provided that such action shall not adversely affect the interests of the Holders; or

               (f       to  evidence  and  provide  for  the   acceptance   of
   appointment hereunder by a successor trustee or note registrar, pursuant to the requirements of Sections 9.9 or 9.10 hereof.

               The Trustee is hereby  authorized to join in the execution of any
   such   amendment  and  to  make  any  further   appropriate   agreements  and
   stipulations which may be therein contained or required.

               . With the consent of the Holders of at least 66-2/3% of the aggregate outstanding principal amount of the Notes delivered to the Issuer and the Trustee, the Issuer, pursuant to a written request, and the Trustee may amend this Indenture for the purpose of adding to, changing or eliminating any of the provisions of this Indenture or of modifying the rights of Holders under this Indenture; provided, however, that no such amendment shall, without the consent of the Holder of each outstanding Note:

         (1) change the maturity of the principal of, or any installment of principal of or interest on, any Note, or reduce the principal amount thereof, the interest rate thereon, or change the provisions of this Indenture relating to the application of the Trust Estate to payment of principal of Notes, or change any place of payment where, or the coin or currency in which, the principal of or the interest of any Note is payable, or impair the right to institute Proceedings for the enforcement of the provisions of the Indenture requiring the application of funds available therefor, as provided in Article VII, to the payment of any amount due on the Notes on or after the maturity thereof; or

         (2) reduce the percentage of the aggregate outstanding principal amount of the Notes, the consent of the Holders of which is required for any amendment, or the consent of the Holders of which is required for any waiver of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences provided for in this Indenture; or

         (3) modify or alter the provisions of the proviso to the definition of the term "outstanding"; or

         (4) permit the creation of any lien ranking prior to or on a parity with the lien of this Indenture with respect to any part of a Trust Estate or terminate the lien of this Indenture on any property at any time subject hereto or deprive any Holder of the security afforded by the lien of this Indenture except as expressly otherwise permitted hereby; or

         (5) reduce the percentage of the aggregate outstanding principal amount of the Notes, the consent of the Holders of which is required to direct the Trustee to sell the Trust Estate pursuant to Section 7.13 hereof; or

         (6) modify any of the provisions of this Section 10.2, except to increase any percentage specified herein or to provide that certain additional provisions of this Indenture cannot be modified or waived without the consent of each Holder of an outstanding Note affected thereby; or

         (7) modify any of the provisions of this Indenture in such a manner as to affect the calculation of the amount of any payment of interest or Principal Payment Amount due on any Note on any Payment Date (including the calculation of any of the individual components of such calculation).

               Promptly after the execution by the Issuer and the Trustee of any amendment pursuant to this Section, the Trustee shall mail to the Holders a notice setting forth in general terms the substance of such amendment. Any failure of the Trustee to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such amendment.

               . Upon the execution of any amendment of this Indenture pursuant to the provisions hereof, this Indenture shall be, and be deemed to be, modified and amended in accordance therewith with respect to each Note and the respective rights, limitations, obligations, duties, liabilities and immunities under this Indenture of the Trustee, the Issuer and the Holders shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments, and all the terms and conditions of any such amendment shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

               . Notes authenticated and delivered after the execution of any amendment of this Indenture pursuant to this Article X may, and, if required by the Issuer shall, bear a notation in form approved by the Trustee as to any matter provided for in such amendment. If the Issuer shall so require, new Notes so modified as to conform, in the opinion of the Trustee and the Issuer, to any such amendment may be prepared and executed by the Issuer and authenticated and delivered by the Trustee in exchange for outstanding Notes.

                                  ARTICLE XI

                                 MISCELLANEOUS

               . In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents. Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

               Any certificate or opinion may be based, insofar as it relates to legal matters, upon an opinion of, or representations by, counsel, unless the Issuer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to the matters upon which his certificate or opinion is based are erroneous. Any Officer's Certificate or Opinion of Counsel may be based, without independent investigation, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by the Trustee or other appropriate Person, stating that the information with respect to such factual matters is in the possession of the Issuer, the Trustee or other appropriate Person, as the case may be, unless such Person knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to such matters are erroneous. Any opinion of counsel may be based upon such assumptions as shall be deemed appropriate by counsel rendering such Opinion of Counsel.

               In connection with any application, certificate or report to the Trustee, whenever this Indenture provides that the Issuer shall deliver any document as a condition of the granting of such application, or as evidence of the Issuer's compliance with any terms hereof, it is intended that the truth and accuracy of the facts and opinions stated in such document, at the time of the granting of such application or at the effective date of such certificate or report (as the case may be), shall in such case be conditions precedent to the right of the Issuer to have such application granted or to the sufficiency of such certificate or report. The foregoing shall not, however, be construed to affect the Trustee's right to rely upon the truth and accuracy of any statement or opinion contained in any such document as provided in Article IX hereof or to impose a duty on the Trustee to ascertain such truth or inaccuracy.

               Whenever this Indenture provides that the absence of the occurrence and continuation of a Default or Event of Default as a condition precedent to the taking of any action by the Trustee at the request or direction of the Issuer, then, notwithstanding that the satisfaction of such condition is a condition precedent to the Issuer's right to make such request or direction, the Trustee shall be protected in acting in accordance with such request or direction if it does not have knowledge of the occurrence and continuance of such Default or Event of Default as provided in Section 9.1(e) hereof.

               . All notices, requests or other communications desired or required to be given under this Indenture shall be in writing and shall be sent by (a certified or registered mail, return receipt requested, postage prepaid, (b) national prepaid overnight delivery service, (c telecopy or other facsimile transmission (following with hard copies to be sent by national prepaid overnight delivery service) or (d) personal delivery with receipt acknowledged in writing, as follows:

               (a)      If to the Trustee:

                     The Chase Manhattan Bank
                     450 West 33rd Street
                     New York, New York  10001
                     Attention:  Global Trust Services,
                                 Structured Finance Services

               (b)      If to the Issuer:

                     Litchfield Hypothecation Corp.
                     c/o Litchfield Financial Corporation
                     789 Main Road
                     Stamford, Vermont 05352
                     Attention:  President

   with a copy of any letter, notice, communication or direction hereunder to the Originator at the address set forth below.

               (c)      If to the Purchaser:

                     Liberty Bank
                     315 Main Street
                     Middletown, Connecticut  06457
                     Attention:  Mr. James Bishop

                (d)     If to the Originator or the Master Servicer:

                     Litchfield Financial Corporation
                     789 Main Road
                     Stamford, Vermont 05352
                     Attention:  President

               (f) Notices required under this Indenture to be sent to the Noteholders shall in addition be sent to the Issuer.

   All notices shall be deemed given when actually received or refused by the party to whom the same is directed (except to the extent sent by certified or registered mail, return receipt requested, postage prepaid, in which event such notice shall be deemed given three days after the date of mailing). Each party may designate a change of address or supplemental addressee(s) by notice to the other parties, given at least 15 days before such change of address is to become effective. Any notice received from any Noteholder by any party listed in this Section 11.2 shall be promptly transmitted by such party to all other parties listed in this Section 11.2.

               . Upon the request of any Noteholder holding 51% or more of the aggregate outstanding principal amount of all Notes, the Trustee shall deliver promptly to such Noteholder such information with respect to the Loan Collateral as such Noteholder shall request.

               Where this Indenture provides for notice to Noteholders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first-class, postage prepaid, to each Noteholder affected by such event, at its address as it appears on the Note Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice. In any case where notice to Noteholders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Noteholder shall affect the sufficiency of such notice with respect to other Noteholders, and any notice which is mailed in the manner herein provided shall conclusively be presumed to have been duly given.

               Where this Indenture provides for notice in any manner, such notice may be waived in writing by any Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Noteholders shall be filed with the Trustee but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such a waiver.

               In case, by reason of the suspension of regular mail service as a result of a strike, work stoppage or similar activity, it shall be impractical to mail notice of any event to Noteholders when such notice is required to be given pursuant to any provision of this Indenture, then any manner of giving such notice as shall be satisfactory to the Trustee shall be deemed to be a sufficient giving of such notice.

               . The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

               . All covenants and agreements in this Indenture by the Issuer shall bind its successors and assigns, whether so expressed or not.

               . In case any provision in this Indenture or in the Notes shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

               . If any Payment  Date or other date for the payment of principal of or interest on any Note is proposed to be paid, or any date on which mailing of notices by the Trustee to any Person is required pursuant to any provision of this Indenture, shall not be a Business Day, then (notwithstanding any other provision of the Notes or this Indenture) payment or mailing of such notice need not be made on such date, but may be made or mailed on the next succeeding Business Day with the same force and effect, and in the case of payments, but no interest shall accrue for the period from and after the date on which such payment was due to the next succeeding Business Day when paid.

               . This Indenture, each indenture supplemental hereto and each Note shall be construed in accordance with and governed by the laws of the State of New York, without regard to the conflict-of-law provisions thereof.

               . This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

               . If this Indenture is subject to recording in any appropriate public recording office, such recording is to be effected by the Issuer at its expense.

               . No recourse for obligations hereunder or any other obligation running directly for the benefit of the Trustee may be taken, directly or indirectly, against (i) any holder of a beneficial interest in the Issuer,
   (ii) any partner, beneficiary, agent, officer, director, employee, or successor or assign of a holder of a beneficial interest in the Issuer, or
   (iii) any incorporator, subscriber to the capital stock, stockholder, officer, director or employee of the Trustee with respect to the predecessor or successor of the Trustee with respect to the Issuer's obligations with respect to the Notes or the obligation of the Issuer or the Trustee under this Indenture or any certificate or other writing delivered in connection herewith or therewith.

               . The Issuer agrees that, on reasonable prior notice, during the Issuer's normal business hours it will permit any representative of the Trustee or any Noteholder to examine all the books of account, records, reports and other papers of the Issuer, to make copies and extracts therefrom, to cause such books to be audited by independent accountants selected by the Issuer with the consent of (i) the Purchaser, so long as it owns any Notes, and (ii) the Holders of not less than 51% of the aggregate outstanding principal amount of the Notes; and to discuss the Issuer's affairs, finances and accounts with the Issuer's officers, employees and independent accountants all at such reasonable times and as often as may be reasonably requested; provided that the Issuer shall be entitled to have its representatives present at any such discussion. The Trustee and the Purchaser shall hold, and shall cause their respective representatives to hold, in confidence all such information except to the extent disclosure may be required by law and except to the extent that the Trustee or the Purchaser, in its respective sole judgment, may determine that such disclosure is consistent with its obligations hereunder. Any expenses incident to the exercise by the Trustee or a Noteholder of any right under this Section 11.12 shall be borne by the Issuer.

               . The amount of interest payable or paid on any Note under the terms of this Indenture shall be limited to any amount which shall not exceed the maximum nonusurious rate of interest permitted by the applicable laws of the State of New York (or the laws of any other jurisdiction determined to be applicable laws of the United States permitting a higher maximum nonusurious rate that preempts such applicable New York (or other) laws, which could lawfully be contracted for, charged or received (the "Highest Lawful Rate")). In the event any payment of interest on any Note exceeds the Highest Lawful Rate, the Issuer stipulates that such excess amount will be deemed to have been paid as a result of an error on the part of both the Trustee, acting on behalf of the Holder, and the Issuer, and the Holder receiving such excess payment shall promptly, upon discovery of such error or upon notice thereof from the Issuer or the Trustee, refund the amount of such excess or, at the option of the Trustee, apply the excess to the payment of principal of such Note, if any, remaining unpaid. In addition, all sums paid or agreed to be paid for the use, forbearance or detention of money shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such Notes.

622283.3
                                     -132-


               IN WITNESS WHEREOF, the Issuer and the Trustee have caused this Indenture to be duly executed by their duly authorized officers all as of the day and year first above written.


                            THE CHASE MANHATTAN BANK,
                                       as Trustee



                                       By:
                                       Title:


                                       LITCHFIELD HYPOTHECATION CORP.

                                       By:
   Title:

                                  APPENDIX A

                                 DEFINITIONS

      The definitions contained herein are incorporated into and made a part of the Indenture, the Servicing Agreement, the Purchase and Sale Agreement and the Note Purchase Agreement, each as defined below.

            Acceleration   Date  shall  mean  the  date  on  which   occurs  the
   acceleration of the maturity of the Notes pursuant to Section 7.2 of the Indenture.

            Account shall mean any account or fund, and any subaccount thereof, established under Article V of the Indenture.

            Affiliate shall mean with respect to any Person, any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control", when used with respect to any specified Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

            Agency Agreement shall mean for each Sub-Servicer, a Collateral Agent and Bailee Agreement to be executed on or about the Closing Date by the Issuer, the Trustee and such Sub-Servicer.

            Applicable Laws shall mean all laws, rules and regulations applicable to the Person, conduct, transaction, covenant, Loan Documents, Transaction Documents, Consumer Financing Documents or other matters in question, including all applicable common law and equitable principles; all provisions of all applicable state and federal constitutions, statutes, rules, regulations and orders of governmental bodies; and orders, judgments and decrees of all courts and arbitrators. The term includes all Consumer Laws, Land Sales Laws, and Environmental Laws.

            Assigned Assets shall have the meaning ascribed to such term in the Purchase and Sale Agreement.

            Authorized Officer shall mean in the case of the Master Servicer or the Issuer, any Vice President or more senior officer, and in the case of the Trustee, a trust officer or other officer in the Global Trust Services, Structured Finance Services Department of the Trustee customarily performing functions similar to those of a trust officer.

            Bankruptcy   Law   shall   mean  any   bankruptcy,   reorganization,
   compromise, arrangement, insolvency, readjustment of debt, dissolution, or liquidation or similar law, whether now or hereafter in effect.

            Business Day shall mean any day that is not a Saturday, Sunday or a day on which banking institutions located in the City of New York, New York, or in the city and state where the principal offices of each of the Trustee and the Master Servicer are located, are authorized or obligated by law or executive order to be closed.

            Claims shall mean any and all claims, demands, liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever (including reasonable attorneys' fees and expenses), whether arising under or in connection with the Loan Documents, any Transaction Documents, any Applicable Laws (including any Environmental Law) or otherwise.

            Closing shall mean each closing of the issuance and delivery of Notes pursuant to the Indenture.

            Closing Date shall mean the date on which the Notes are first executed, authenticated and delivered.

            Code shall mean the Internal  Revenue Code of 1986,  as amended,  or
   any  successor  statute  thereto,   including  the  regulations   promulgated
   thereunder.

            Collateral   Agency  Agreement  shall  mean  the  Collateral  Agency
   Agreement, dated as of June 1, 1997, among BankBoston, N.A., as Collateral Agent, the Trustee, the Issuer and the Originator.

            Collateral Agent shall mean the Person appointed by the Trustee pursuant authority set forth in Section 9.12 of the Indenture to act as collateral agent for the Loans and Loan Collateral, initially BankBoston, N.A.

            Collection Period shall mean with respect to a Payment Date, the period commencing on the first day and ending on the last day of the month preceding such Payment Date.

            Consumer shall mean a Timeshare Purchaser or a Land Purchaser.

            Consumer Financing Documents shall mean all instruments and agreements executed by a Consumer in favor of a Hypothecation Borrower that evidences or secures the financing of a sale of Land or a Timeshare Interval by such Hypothecation Borrower to such Consumer.

            Consumer Laws shall mean all federal, state or local laws, rules or regulations that govern or relate to the rights or protections of consumers, including the Truth in Lending Act (and Regulation Z promulgated by the Federal Reserve Board pursuant thereto), the Equal Credit Opportunity Act (and Regulation promulgated by the Federal Reserve Board pursuant thereto), the Consumer Credit Protection Act of 1968, the Real Estate Settlement Procedures Act of 1974, the Fair Debt Collection Practices Act, all Land Sales Laws, and all Applicable Laws regulating the amount of interest fees or other charges that may be assessed against or collected from consumers.

            Consumer Receivable shall mean an amount or amounts at any time due, payable or owing by a Consumer to a Hypothecation Borrower in connection with the sale of land or a Timeshare Interval by such Hypothecation Borrower to such Consumer.

            Default shall mean any occurrence which is, or with notice or the lapse of time or both would become, an Event of Default.

            Default Rate shall mean with respect to all Notes at any time, the then highest interest rate applicable to any Series of Notes, plus (two) 2 percentage points per annum.

            Deposit Account Assignment shall mean the Collateral Assignment of Deposit Account, dated as of June 1, 1997, executed by the Issuer in favor of the Trustee by which the Issuer collaterally assigns its rights in the Lock Box Account to the Trustee.

            Eligible Investments shall mean (i) marketable direct obligations issued or unconditionally guaranteed by the United States government and backed by the full faith and credit of the United States government having maturities of not more than 12 months from the date of acquisition; (ii) domestic certificates of deposit and time deposits having maturities of not more than 12 months from the date of acquisition, bankers' acceptances having maturities of not more than 12 months from the date of acquisition and overnight bank deposits, in each case issued by any commercial bank organized under the laws of the United States, any state thereof or the District of Columbia, which at the time of acquisition are rated A-1 (or better) by Standard & Poor's Corporation or P-1 (or better) by Moody's Investors Services, Inc., and not subject to offset rights in favor of such bank arising from any banking relationship with such bank; (iii) repurchase obligations with a term of not more than 30 days for underlying securities of the types described in clauses (i) and (ii) above entered into with any financial institution meeting the qualifications specified in clause (ii) above; (iv) commercial paper having at the time of investment therein or a contractual commitment to invest therein a rating of A-1 (or better) by Standard & Poor's Corporation or P-1 (or better) by Moody's Investors Services, Inc., and having a maturity within 9 months after the date of acquisition thereof; and (v) investments in money market funds (including funds of the Trustee or its Affiliates as well as funds for which the Trustee and its Affiliates may receive compensation) rated in the highest investment category by each of Standard & Poor's Corporation and Moody's Investors Services, Inc.

            Environmental  Laws shall mean all  federal,  state and local  laws, rules, regulations, ordinances, programs, permits, guidances, orders and consent decrees relating to health, safety or environmental matters, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

            Event of Default shall have the meaning specified in Section 7.1 of the Indenture.

            Federal Reserve Board shall mean the Board of Governors of the Federal Reserve System.

            Future Advances shall mean the right and the obligation of the Originator to fund any loan or advance to a Hypothecation Borrower after May 31, 1997, pursuant to the Loan Documents or otherwise.

            Grant shall have the meaning specified in the Granting Clauses of the Indenture.

            Guarantee shall mean the Guarantee, dated as of June 1, 1997, by the Originator in favor of the Purchaser.

            Highest  Lawful  Rate shall have the  meaning  specified  in Section
   11.14 of the Indenture.

            Hypothecation Borrower shall mean a Person who is liable for the payment, in whole or in part, of a Loan, including any guarantor of such Hypothecation Loan.

            Indenture shall mean the Indenture of Trust, dated as of June 1, 1997, between the Issuer and the Trustee, as from time to time supplemented or amended by one or more amendments or supplements.

            Instrument shall have the meaning ascribed to the term "instrument" in the UCC.

            Investment Income shall mean any interest or other earnings on Accounts that are part of the Trust Estate.

            Issuer shall mean Litchfield Hypothecation Corp., a corporation organized under the laws of the State of Delaware, and its successors and assigns.

            Land Purchaser shall mean a Person who purchases one or more land lots from a Hypothecation Borrower.

            Land Sales Laws shall mean all laws, rules and regulations that govern or relate to the dedication, development and operation of Timeshare Projects or the promotion, offer or sale of land or Timeshare Intervals to Consumers.

            LIBOR Rate shall have the meaning ascribed to such term in Section 2.9(b) of the Indenture.

            Lien shall mean any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on common law, statute or contract. The term "Lien" shall also include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting the property.

            List of Loans shall mean the schedule,  attached to the Indenture as
   Schedule I, of all Loans constituting a part of the Trust Estate thereunder, which schedule shall set forth or include for each Loan (i) the name of the Hypothecation Borrower under such Loan, (ii) the account number assigned to such loan by the Originator, (iii) the outstanding principal balance of the Loan as of May 31, 1997, and (iv) the aggregate revolving commitment of the Originator to make advances in respect of the Loan.

            Loan shall mean the loan or loans made by the Originator pursuant to a revolving credit facility, in each case specified on Schedule I to the Indenture, to a Hypothecation Borrower for the purpose of financing all or part of the Hypothecation Borrower's Consumer Receivables derived from the sale of land or Timeshare Intervals, including, without limitation, all Future Advances made by the Originator to a Hypothecation Borrower after the Closing Date and sold to the Issuer pursuant to the terms of the Purchase and Sale Agreement; but excluding all Unassigned Rights.

            Loan Collateral shall mean with respect to each Loan, the Issuer's entire right, title, interest and estate in, to and under all property and interests in property to the extent the Issuer holds a Lien in such property to secure the whole or any part of a Loan, including all Consumer Financing Documents, Transaction Documents, Payment Rights and
   Remedies in respect of such Loan.

            Loan Documents shall mean with respect to a Loan, those instruments, agreements, guaranty documents, certificates or other writings, now or hereafter executed and delivered by the Hypothecation Borrower that evidence or secure the payment of such Loan, as the same may be modified, amended, consolidated, continued or extended from time to time.

            Lock Box Account shall mean the bank account established by the Issuer at the Lock Box Bank, which account shall constitute the depository account for all payments and proceeds with respect to the Loans and Loan Collateral, shall be collaterally assigned to the Trustee pursuant to the Deposit Account Assignment, and shall be the subject of the Payment Direction Agreement.

            Lock Box Bank shall mean Bank One, Arizona, N.A., a national banking association.

            Master Servicer shall mean Litchfield Financial Corporation, a Massachusetts corporation, in its capacity as servicer under the Servicing Agreement, together with its successors and assigns as permitted thereunder.

            Master Servicer's Certificate shall mean a certificate to be provided by the Master Servicer in accordance with Section 3.1 of the Servicing Agreement and signed by an Authorized Officer of the Master Servicer and furnished to the Issuer and the Trustee by the Master Servicer.

            Mortgage shall mean an instrument or agreement that creates under Applicable Laws a Lien upon real property or improvements thereon, whether such instrument or agreement is a mortgage, deed of trust, deed to secure debt or other form of security instrument.

            1933 Act shall mean the Securities Act of 1933, as amended, and the applicable published rules and regulations thereunder.

            Note or Notes shall mean any note or notes, as the case may be, issued pursuant to the Indenture.

            Noteholder or Holder shall mean the registered owner of a Note as evidenced by the Note Register.

            Note Limit shall mean $33,181,000.

            Note Purchase Agreement shall mean the Note Purchase Agreement, dated June 24, 1997, among the Purchaser, the Issuer and the Master Servicer.

            Note Register and Note Registrar shall have the respective meanings specified in Section 2.6 of the Indenture.

            Officer's Certificate shall mean, unless otherwise specified, a certificate signed by any Authorized Officer of the party delivering such certificate, delivered to the Trustee and complying with the applicable requirements of Section 11.1 of the Indenture.

            Opinion of Counsel shall mean one or more written opinions of counsel who may, except as otherwise expressly provided in the Indenture, be counsel for the Issuer or its Affiliates.

            Originator   shall  mean   Litchfield   Financial   Corporation,   a
   Massachusetts corporation, in its capacity as originator of the Loans.

            outstanding shall mean, as of the date of determination, all Notes theretofore authenticated and delivered hereunder except:

              a)  Notes   theretofore   canceled  by  the  Note  Registrar  or
   delivered to the Note Registrar for cancellation;

              b) Notes for the payment of which money in the necessary amount has been theretofore deposited with the Trustee in trust for the Holders of such Notes;

              c) Notes in exchange for or in lieu of which other Notes have been authenticated and delivered hereunder; and

              d) Notes alleged to have been mutilated, destroyed, lost or stolen for which replacement Notes have been issued as provided for in
   Section 2.7 of the Indenture;

   provided, however, that in determining whether the Holders of the requisite aggregate outstanding principal amount of the Notes have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Notes owned by the Issuer or any other obligor upon the Notes or any Affiliate of the Issuer or such other obligor shall be disregarded and deemed not to be outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Notes which the Trustee knows to be so owned shall be so disregarded. Notes so owned which have been pledged in good faith may be regarded as outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Notes and that the pledgee is not the Issuer or any other obligor upon the Notes or any Affiliate of the Issuer or such other obligor.

            Payment Account shall mean the Account by that name established, maintained and disbursed pursuant to Article V of the Indenture.

            Payment Date shall mean the 25th day of each month in each year, or if such day is not a Business Day, the next succeeding Business Day, commencing July 25, 1997.

            Payment Default shall mean an Event of Default specified in paragraph (a) or (b) of Section 7.1 of the Indenture.

            Payment  Direction   Agreement  shall  mean  the  Payment  Direction
   Agreement, dated as of June 1, 1997 among the Issuer, the Trustee and the Lock Box Bank.

            Payment Period shall mean with respect to a Payment Date, the period from and including the immediately preceding Payment Date and to but not including such Payment Date.

            Payment Right shall mean the right of the Originator or the Issuer, as the case may be, to the payment of money from a Hypothecation Borrower or from any other Person at any time under any Transaction Document, including the right to the repayment of a Loan.

            Person shall mean any legal person, including any individual, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

            Principal Payment Amount shall mean with respect to each Payment Date, an amount equal to the aggregate payments of principal due and payable on the Loans, and principal prepaid in respect of the Loans, by all Hypothecation Borrowers, whether regularly scheduled amortization payments or by acceleration, prepayment, mandatory or optional redemption, maturity or otherwise, in the Collection Period relating to such Payment Date.

            Proceeding shall mean any suit in equity, action at law or other judicial or administrative proceeding.

            Purchase and Sale Agreement shall mean the Purchase and Sale Agreement, dated as of June 1, 1997, between the Originator and the Issuer.

            Purchase Price shall mean in respect of any Loan or Future Advance and related Loan Collateral, the outstanding principal amount of such Loan or Future Advance plus accrued interest, if any, as of the date of such purchase.

            Purchaser   shall  mean   Liberty   Bank,  a   Connecticut   banking
   corporation.

            Record Date shall mean, with respect to a Payment Date, (i) the last day of the immediately preceding calendar month or (ii) with respect to the initial Payment Date, the Closing Date.

            Remedies shall mean all rights, remedies, privileges and powers of the Originator or the Issuer, as the case may be, arising under or in connection with any of the Transaction Documents.

            Servicer  Advances  shall  have the  meaning  accorded  such term in
   Section 5.3 of the Indenture.

            Servicing Agreement shall mean the servicing agreement to be dated as of June 1, 1997, among the Issuer, the Trustee and the Master Servicer wherein the Master Servicer has agreed to provide administrative, servicing and collection services in respect of the Loans.

            Servicing Fee shall mean with respect to each Payment Date, an amount equal to $150.00 per outstanding Loan on such date.

            State shall mean any one of the states of the United States of America, or the District of Columbia.

            Stated Maturity shall mean June 30, 2002.

            Sub-Servicer shall mean such Person or Persons as may be retained by the Master Servicer to fulfill the role of Master Servicer for one or more Loans pursuant to Section 4.3 of the Servicing Agreement.

            Sub-Servicing Agreement shall mean each Servicing Agreement which is entered into between the Master Servicer and a Sub-Servicer and which sets forth the responsibility of the Sub-Servicer to the Master Servicer with respect to one or more Loans.

            Timeshare Interval shall mean a timeshare ownership interest in a Timeshare Project sold to a Timeshare Purchaser by delivery of a warranty deed or other appropriate instrument of conveyance or transfer, which interest consists of an undivided interest with those of other Timeshare Purchasers in the Timeshare Project.

            Timeshare Project shall mean a vacation or resort property that is dedicated to Timeshare Interval ownership pursuant to a timeshare plan.

            Timeshare Purchaser shall mean a Person who purchases one or more Timeshare Intervals from a Hypothecation Borrower.

            Timeshare Unit shall mean with respect to a Timeshare Project, a unit within such Timeshare Project that is or may become the subject of a timeshare ownership interest in favor of a Timeshare Purchaser.

            Transaction Documents shall mean with respect to a Loan, all Instruments, agreements, documents and other writings that now or hereafter
   (i) evidence a Loan or any Payment Right relating thereto, including all promissory notes and loan agreements, (ii) secure (whether by the grant or conveyance of a security interest or other Lien) a Loan or any Payment Right relating thereto, including all security agreements, UCC-1 financing statements, Mortgages, pledge agreements, lease agreements, negative pledge agreements, hypothecation agreements, assignments, title insurance policies, surveys and site assessments, (iii) guarantee the payment or performance of all or any part of any Payment Right owing by a Hypothecation Borrower, including all guaranties, support or contribution agreements, letters of credit, indemnifications and repurchase agreements, or (iv) are at any time executed and delivered by any Person in connection with or relating to any Payment Right, including all mortgagee waivers or agreements, lockbox, blocked account or other dominion account agreements, intercreditor or subordination agreements and estoppel certificates, whether the foregoing are executed and delivered by a Hypothecation Borrower, any guarantor or surety of a Payment Right or any other Person. The term "Transaction Documents" shall include the Loan Documents and the Consumer Financing Documents.

            Trustee shall mean The Chase Manhattan Bank, until a successor Person shall have become the Trustee pursuant to the applicable provisions of the Indenture, and thereafter "Trustee" shall mean such successor Person.

            Trust Estate shall have the meaning specified in the Granting Clauses of the Indenture.

            Trust Office shall mean the office of the Trustee located at 450 West 33rd Street, New York, New York 10001.

            Unassigned Rights shall mean (i) the Originator's right and obligation to fund any Future Advances, (ii) any loan or advances made by the Originator to a Hypothecation Borrower which does not constitute a Loan, and
   (iii) any collateral pledged by a Hypothecation Borrower to the Originator which does not directly secure a Loan (i.e., collateral pledged by means of cross-collateralization).

            Variable Funding Notes shall mean the Notes of that designation issued pursuant to Section 2.1 of the Indenture.

                                                                 Exhbit 10.161

         SERVICING AGREEMENT, dated as of June 1, 1997 (the "Agreement"), by and among LITCHFIELD HYPOTHECATION CORP., a corporation organized and existing under the laws of the State of Delaware (herein, together with its successors and assigns, called the "Issuer"), LITCHFIELD FINANCIAL CORPORATION, a corporation organized and existing under the laws of the State of Massachusetts (herein, together with its successors and assigns, called the "Master Servicer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (the "Trustee").


                             PRELIMINARY STATEMENT


         WHEREAS, the Issuer has entered into an Indenture of Trust (the "Indenture") dated as of the date of this Agreement with the Trustee, as trustee, pursuant to which the Issuer shall issue its Hypothecation Loan Collateralized Notes (collectively, the "Notes"), on the terms and in the amounts described therein. Pursuant to the Indenture, as security for the indebtedness represented by the Notes, the Issuer is and will be Granting to the Trustee on behalf of the Noteholders, the Trust Estate, which includes, among other things, the Loans and the Loan Collateral, its rights under this Agreement, the Payment Account and all proceeds of the foregoing.

         WHEREAS, the parties desire to enter into this Agreement to provide, among other things, for the servicing of the Loans and Loan Collateral by the Master Servicer. The Master Servicer acknowledges that, in order to further secure the Notes, the Issuer is and will be Granting to the Trustee, among other things, this Agreement, and the Master Servicer agrees that all covenants and agreements made by the Master Servicer herein with respect to the Loans securing the Notes shall also be for the benefit and security of the Trustee and the Noteholders. For its services hereunder, the Master Servicer will receive the Servicing Fee.

         NOW THEREFORE, in consideration of the premises and the mutual agreements hereinafter set forth, the Issuer, the Servicer and the Trustee agree as follows:


                                   ARTICLE 1

                                  DEFINITIONS

               SECTION 1.1.  Defined Terms.

         (a) For all purposes of this Agreement, except as otherwise expressly provided herein or unless the context otherwise requires, capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Appendix A hereto which is incorporated by reference herein. All other capitalized terms used herein shall have the meanings specified herein.

         (b) All terms defined in this Agreement shall have the defined meanings when used in any certificate or other document made or delivered pursuant hereto unless otherwise defined therein.

         (c) As used in this Agreement and in any certificate or other document made or delivered pursuant hereto or thereto, accounting terms not defined in this Agreement or in any such certificate or other document, and accounting terms partly defined in this Agreement or in any such certificate or other document to the extent not defined, shall have the respective meanings given to them under generally accepted accounting principles. To the extent that the definitions of accounting terms in this Agreement or in any such certificate or other document are inconsistent with the meanings of such terms under generally accepted accounting principles, the definitions contained in this Agreement or in any such certificate or other document shall control.

         (d) The words "hereof," "herein," "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement; Section and Exhibit references contained in this Agreement are references to Sections and Exhibits in or to this Agreement unless otherwise specified; and the term "including" shall mean "including without limitation".

         (e) The definitions contained in this Agreement are applicable to the singular as well as the plural forms of such terms and to the masculine as well as to the feminine and neuter genders of such terms.

         (f) Any agreement, instrument or statute defined or referred to herein or in any instrument or certificate delivered in connection herewith means such agreement, instrument or statute as from time to time amended, modified or supplemented and includes (in the case of agreements or instruments) references to all attachments thereto and instruments incorporated therein; references to a Person are also to its permitted successors and assigns.


                                   ARTICLE 2

                     ADMINISTRATION AND SERVICING OF LOANS

               SECTION 2.1.  The Master Servicer to Act as the Servicer.

         (a) Engagement of the Master Servicer. The Master Servicer is hereby authorized to and shall service and administer the Loans and Loan Collateral in accordance with the terms of this Agreement. Subject to the provisions herein, including, without limitation, Sections 2.6 hereof and subject to the Master Servicer's obligations and the covenants of the Issuer under the Indenture, the Master Servicer shall have full power and authority, acting alone and subject only to the specific requirements and prohibitions of this Agreement, to do and take any and all actions, or to refrain from taking any such actions and to do any and all things in connection with such servicing and administration which it may deem necessary or desirable, including, without limitation, calculating and compiling information required in connection with any report to be delivered pursuant to this Agreement. Without limiting the generality of the foregoing, but subject to the provisions of the Indenture and this Agreement, the Master Servicer is hereby authorized and empowered by the Issuer to execute and deliver, in the Master Servicer's own name, on behalf of the Issuer and Trustee, any and all instruments of satisfaction or cancellation, or of partial or full release or discharge, and all other comparable instruments, with respect to the Loans and the Loan Collateral, including, without limitation, consenting to sales, transfers or encumbrances of the Loan Collateral or assignments and assumptions of the Loans, all in accordance with the terms of the Loans and the Loan Collateral. The Master Servicer agrees that (i) its servicing of the Loans and Loan Collateral shall be carried out in accordance with prudent, customary and usual procedures of financial institutions which service loans and collateral similar to the Loans and Loan Collateral and, (ii) to the extent more exacting, the procedures which the Master Servicer would use if the Loans were owned by the Master Servicer (the "Servicing Standard").

         (b) List of the Master Servicer's Officers. Promptly after the execution and delivery of this Agreement, the Master Servicer shall deliver to the Issuer and the Trustee a list of officers of the Master Servicer involved in, or responsible for, the administration and servicing of the Loans and the Loan Collateral, which list shall from time to time be updated by the Master Servicer on request of the Trustee.

         (c) Actions to Perfect Security Interests. The Master Servicer shall promptly take all actions that are necessary or desirable to maintain continuous perfection and priority of the security interests granted by the Hypothecation Borrowers in the Loan Collateral subject to the terms of the Indenture and this Agreement, including, but not limited to, obtaining the execution by the Hypothecation Borrowers and Consumers and the recording, registering, filing, re-recording, re-registering and refiling of all mortgages, assignments, security agreements, financing statements, continuation statements or other instruments as are necessary to maintain the security interests granted by the Hypothecation Borrowers under the respective Loans. Without limiting the foregoing, the Master Servicer shall file or cause to be filed the financing statements on Form UCC-1 and assignments of financing statements on Form UCC-3 required to be filed in connection with the Purchase and Sale Agreement and the Indenture relating to the Loans and the transactions contemplated thereby.

         (d) Servicer Advances. The Master Servicer hereby agrees to make Servicer Advances at the times and in the amounts specified in
   Section 5.3 of the Indenture. The obligation of the Master Servicer shall be subject to the provisions of said Section 5.3 of the Indenture.

         (e) Limitation on the Master Servicer's Obligations. Notwithstanding anything to the contrary herein, other than Section 4.3(e) hereof, the Master Servicer may but shall not be obligated to incur any cost or expense (whether for maintaining insurance, protecting or maintaining collateral, or otherwise) if the Master Servicer, in its reasonable discretion, determines that such advances may not be recovered from the Hypothecation Borrowers.

               SECTION 2.2. Collection of Loan Payments and Remittances; Protection of Loan Collateral; Payment Account.

         (a) Collection of Payments; Protection of Loan Collateral. The Master Servicer shall perform (or shall cause a Sub-Servicer to perform) the following servicing, collection supervision and collateral protection activities:

   (1) perform standard accounting services and general recordkeeping services with respect to the Loans and Loan Collateral;

   (2) respond to any telephone and written inquiries of Hypothecation Borrowers and Consumers concerning the Loans and Loan Collateral;

   (3) keep  Hypothecation   Borrowers  and  Consumers  informed  of  the
   proper place and method for making payments with respect to the Loans and Consumer Receivables;

   (4) contact Hypothecation Borrowers and Consumers to effect collection and to discourage delinquencies in the payment of Loans and Consumer Receivables, doing so by any lawful means, including, but not limited to, the following:

         (i)   transmittal of routine past due notices;

        (ii)   preparing and mailing collection letters;

       (iii) contacting delinquent Hypothecation Borrowers and Consumers by telephone to encourage payment;

        (iv) transmittal of reminder notices to delinquent Hypothecation Borrowers and Consumers; and

         (v) initiating and pursuing termination or foreclosure actions deemed necessary by the Master Servicer;

   (5) be responsible for the receipt and disbursement of monies paid by Hypothecation Borrowers and Consumers as follows:

      (i) the receipt and collection of all amounts due and payable with respect to each Loan and the proceeds of any Loan Collateral, including all monies remitted by Consumers with respect to Consumer Receivables forming a part of the Loan Collateral; in connection herewith the Master Servicer shall use its best efforts to cause the collection of all payments called for under the terms and provisions of each Loan and Consumer Receivable, and shall use its best efforts to cause each Hypothecation Borrower to make all payments required to be made in respect of its Loan pursuant to the Loan Documents directly to the Lock Box Account at the Lockbox Bank.

      (ii) the deposit of all such payments and proceeds in the Lock Box Account in accordance with Section 2.2(b) below;

      (iii) the maintenance of accurate and timely books and records relating to the Master Servicer's receipt and collection of all such payments and proceeds and the balance due in respect of the Loans and Consumer Receivables;

      (iv) the rendering to Hypothecation Borrowers and to Trustee, of periodic reports (not less frequently than monthly) in which the Master Servicer shall set forth such information as is customarily reported to such borrowers under a servicing agreement or as is otherwise reasonably requested by the Trustee; and

      (v) the maintenance of records concerning the status of all of the Consumer Receivables.

   (6) take such other action as may be necessary or appropriate to carry out the duties and obligations imposed upon the Master Servicer pursuant to the terms of this Section and of Section 4.4(a) of the Indenture which is incorporated herein by reference.


         (b) Deposit of Misdirected Funds; No Commingling. The Master Servicer shall promptly remit, or cause to be remitted, to the Lock Box Bank for deposit in the Lock Box Account on the Business Day immediately following receipt thereof by the Master Servicer and in the form received all payments received by the Master Servicer in respect of the Loans or Consumer Receivables incorrectly sent to the Master Servicer by, or on behalf of, a Hypothecation Borrower or Consumer, respectively. The Master Servicer shall not commingle with its own assets and shall keep separate, segregated and appropriately marked and identified all Loans, Loan Collateral or any property comprising any part of the Trust Estate, and for such time, if any, as such Loans, Loan Collateral or property are in the possession or control of the Master Servicer, the Master Servicer shall hold the same in trust for the benefit of the Trustee, the Noteholders (or, following termination of the Indenture, the Issuer).

               SECTION 2.3.  Records.

         The  Master  Servicer  shall  retain (or cause to be  retained,  at the principal servicing offices of the Sub-Servicers) all data (including, without limitation, computerized records) relating directly to or maintained in connection with the servicing of the Loans and Loan Collateral, and shall give the Trustee access to all data at all reasonable times upon reasonable notice, and, while an Event of Default shall be continuing, the Master Servicer shall, on demand of the Trustee, immediately deliver to the Trustee (or, at the Trustee's written instruction, to the Successor Master Servicer) all data (including, without limitation, computerized records) necessary for the servicing of the Loans and Loan Collateral. If the rights of the Master Servicer shall have been terminated in accordance with Section 5.1 or if this Agreement shall have been terminated pursuant to Section 6.1(b), the Master Servicer shall, upon demand of the Trustee or of the successor to the rights of the Issuer, in the case of Section 6.1(b), deliver (or cause to be delivered) to the Trustee all data (including, without limitation, computerized records) necessary for the servicing of the Loans and Loan Collateral. In addition to delivering such data, the Master Servicer shall, at its expense (or at the expense of the Issuer's successor in the event of termination under Section 6.1(b)), use its best efforts to effect the orderly and efficient transfer of the servicing of the Loans and Loan Collateral with respect to which such termination shall have occurred to the party which will be assuming responsibility for such servicing, including, without limitation, directing Hypothecation Borrowers and Consumers to remit scheduled payments and all other payments in respect of the Loans and Consumer Receivables to an account or address designated by, with the consent of the Trustee or such new servicer. Upon request of the Trustee while an Event of Default shall be continuing, the Master Servicer also shall send (or cause to be sent) to the Trustee copies of all invoices, statements or other directions with respect to payments that are sent to the Hypothecation Borrowers and Consumers. The provisions of this paragraph shall not require the Master Servicer to transfer any proprietary material or computer programs unrelated to the servicing of the Loans and Loan Collateral.

               SECTION 2.4.  No Offset.

         Prior to the termination of this Agreement, the obligations of the Master Servicer under this Agreement shall not be subject to, and the Master Servicer hereby waives, any defense, counterclaim or right of offset which the Master Servicer has or may have against the Issuer or the Trustee, whether in respect of this Agreement, any Loan or otherwise.

               SECTION 2.5.  Servicing Compensation; Reimbursement for Advances.

        As compensation for the performance of its obligations under this Agreement, the Master Servicer shall be entitled to receive the Servicing Fee from the Issuer on each Payment Date out of amounts released by the Trustee from the Payment Account on such Payment Date pursuant to Section 5.2(c) of the Indenture. The Servicing Fee shall include amounts in respect of funds advanced by the Master Servicer in respect of the Loans (whether for maintaining insurance, protecting or maintaining collateral, or otherwise), if any. In addition, the Master Servicer shall be entitled to reimbursements for advances made by the Master Servicer from recoveries. Such reimbursements from recoveries may be made by the Master Servicer netting the unreimbursed advanced amount from recoveries or by remittance from the Trustee in respect of recoveries received by the Trustee.

               SECTION 2.6.  Sub-Servicing Agreements.

         The Master Servicer may engage Sub-Servicers to perform some or all of the Master Servicer's responsibilities under this Agreement, subject to the following terms and conditions:

               (a) On or prior to the Closing Date, the Master Servicer shall enter into one or more subservicing agreements (each a "Sub-Servicing Agreement") with one or more Sub-Servicers, and the Master Servicer shall not amend, supplement or terminate the Sub-Servicing Agreement, or agree to any assignment of any rights or obligations thereunder by the Sub-Servicer, or terminate the Sub-Servicer, without the consent of the Holders of Notes representing at least 51% of the aggregate outstanding principal amount of the Notes.

         (b) If the Sub-Servicing Agreement with a Sub-Servicer is terminated, the Master Servicer may enter into one or more Sub-Servicing Agreements with another Sub-Servicer reasonably acceptable to the Holders of Notes representing at least 51% or the aggregate outstanding principal amount of the Notes and the Issuer to assist the Master Servicer in the performance of its duties under this Agreement.

         (c) The Master Servicer shall be entitled to terminate any Sub-Servicing Agreement that may exist in accordance with the terms and conditions of such Sub-Servicing Agreement; provided, however, that in the event of the termination of any Sub-Servicing Agreement by the Master Servicer or the related Sub-Servicer, the Master Servicer shall either act directly as servicer in accordance with its duties hereunder or shall enter into a Sub-Servicing Agreement with a successor Sub-Servicer.

         (d) References in this Agreement to actions taken or to be taken by the Master Servicer in servicing the Loans and Loan Collateral include actions taken or to be taken by a Sub-Servicer on behalf of the Master Servicer. Notwithstanding any Sub-Servicing Agreement, or any of the provisions of this Agreement relating to agreements or arrangements between the Master Servicer and a Sub-Servicer, the Master Servicer shall remain obligated and liable for the servicing and administering of the Loans and Loan Collateral in accordance with the provisions of this Agreement without diminution of such obligation or liability by virtue of such Sub-Servicing Agreement and to the same extent and under the same terms and conditions as if the Master Servicer alone were servicing and administering the Loans and Loan Collateral. Any funds received by any Sub-Servicer shall be deemed to be received by the Master Servicer.


                                   ARTICLE 3

                            STATEMENTS AND REPORTS

               SECTION 3.1.  Reporting by the Master Servicer.

         (a) Not later than 11:00 am on the third Business Day preceding each Payment Date, the Master Servicer shall transmit to the Issuer and the Trustee and upon receipt the Trustee shall forward to the Noteholders a certificate (the "Master Servicer's Certificate") setting forth the information in respect of the Loans set forth in Exhibit A hereto.


                                   ARTICLE 4

                             THE MASTER SERVICER

               SECTION 4.1. Representations and Warranties Concerning the Master Servicer.

         The Master Servicer represents and warrants, effective as of the Closing Date, as follows:

         (a) The Master Servicer (i) has been duly organized and is validly existing and in good standing under the laws of the state of its formation and organization, (ii) has qualified to do business and is in good standing in each jurisdiction where the character of its properties or the nature of its activities makes such qualification necessary and where failure to so qualify would have a material and adverse effect on its ability to perform its obligations hereunder, and (iii) has full power, authority and legal right to own its property, to carry on its business as presently conducted, and to enter into and perform its obligations under this Agreement.

         (b) The execution and delivery by the Master Servicer of this Agreement are within the power of the Master Servicer and have been duly authorized by all necessary action on the part of the Master Servicer. Neither the execution and delivery of this Agreement, nor the consummation of the transactions herein contemplated, nor compliance with the provisions hereof, will conflict with or result in a breach of, or constitute a default under, any of the provisions of any law, governmental rule, regulation, judgment, decree or order binding on the Master Servicer or its properties or the charter or bylaws or other organizational documents and agreements of the Master Servicer, or any of the provisions of any indenture, mortgage, contract or other instrument to which the Master Servicer is a party or by which it is bound or result in the creation or imposition of any lien, charge or encumbrance upon any of its property pursuant to the terms of any such indenture, mortgage, contract or other instrument.

         (c) The Master Servicer is not required to obtain the consent of any other party or consent, license, approval or authorization, or registration or declaration with, any governmental authority, bureau or agency in connection with the execution, delivery, performance by the Master Servicer of this Agreement, or validity or enforceability of this Agreement against the Master Servicer.

         (d) This Agreement has been duly executed and delivered by the Master Servicer and constitutes a legal, valid and binding instrument enforceable against the Master Servicer in accordance with its terms (subject to applicable bankruptcy laws and to general principles of equity).

         (e) There are no actions, suits or proceedings pending or, to the knowledge of the Master Servicer, threatened against or affecting the Master Servicer, before or by any court, administrative agency, arbitrator or governmental body with respect to any of the transactions contemplated by this Agreement or the Indenture, or which will, if determined adversely to the Master Servicer, materially and adversely affect it or its business, assets, operations or condition, financial or otherwise, or adversely affect the Master Servicer's ability to perform its obligations under this Agreement. The Master Servicer is not in default with respect to any order of any court, administrative agency, arbitrator or governmental body so as to materially and adversely affect the transactions contemplated by the above-mentioned documents.

         (f) The Master Servicer has obtained or made all necessary licenses, registrations, consents, approvals, waivers and notifications of creditors, lessors and other persons, in each case, in connection with the execution and delivery of this Agreement by the Master Servicer, and the consummation by the Master Servicer of all the transactions herein contemplated to be consummated by the Master Servicer and the performance of its obligations hereunder.

         (g) The Master Servicer is not in default under any agreement, contract, instrument or indenture to which the Master Servicer is a party or by which it or its properties is or are bound, or with respect to any order of any court, administrative agency, arbitrator or governmental body, which would have a material adverse effect on the transactions contemplated hereunder; and no event has occurred which with notice or lapse of time or both would constitute such a material default with respect to any such agreement, contract, instrument or indenture, or with respect to any such order of any court, administrative agency, arbitrator or governmental body.

         (h) The collection and servicing practices used by the Master Servicer with respect to each Loan and related Loan Collateral shall be consistent in all material respects with those customarily employed by the Master Servicer servicing loans which are owned by the Master Servicer.

         (i) The Master Servicer (i) shall not extend or shorten, amend or otherwise modify the terms of any Loan, or amend, modify or waive any term or condition of any Loan Collateral related thereto, in any manner which would have a material adverse effect on the interests of the Noteholders or the Issuer, including, but not limited to, extending or shortening the due date, or impairing the collectibility of such Loan and (ii) shall not take any action that could reasonably be expected to have a material adverse effect on
   (x) the collectibility of the Loans taken as a whole or (y) the realization on the related Loan Collateral, taken as a whole, or (z) the ability of the Master Servicer to perform its obligations hereunder, in each case without obtaining the prior written consent of the Trustee, the Purchaser and the Issuer.


               SECTION 4.2.  Existence; Status as the Master Servicer

         The Master Servicer shall keep in full effect its existence, rights and franchises under the laws of the state of its formation and organization, and will obtain and preserve its qualification to do business in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of the Loans and Loan Collateral, the Indenture and this Agreement or to perform its obligations hereunder.


               SECTION 4.2.  Performance of Obligations.

         (a)  Timely   Performance.   The  Master  Servicer  shall  punctually
   perform and observe all of its obligations and agreements contained in this Agreement in accordance with the terms hereof.

         (b) Prohibited Actions. The Master Servicer shall not take any action, or permit any action to be taken by others, which would excuse any person from any of its covenants or obligations under any of the Loans or Loan Collateral or under any other instrument included in the Trust Estate, or which would result in the amendment, hypothecation, subordination, termination or discharge of, or impair the validity, enforceability or effectiveness of, any of the Loans or Loan Collateral, except as expressly provided herein and therein or as contemplated by the Indenture.

         (c) Limitations of Responsibility of the Master Servicer. The Master Servicer will have no responsibility under this Agreement other than to render the services called for hereunder in good faith. The Master Servicer, its affiliates, its directors, officers, shareholders and employees will not be liable to the Issuer, the Trustee, the Noteholders or others, except by reason of acts constituting bad faith, willful misfeasance, negligence or reckless disregard of its duties.

         (d) Right to Receive Instructions. In the event that the Master Servicer is unable to decide between alternative courses of action, or is unsure as to the application of any provision of this Agreement, or such provision is ambiguous as to its application, or is, or appears to be, in conflict with any other applicable provision, or in the event that this Agreement permits any determination by the Master Servicer or is silent or is incomplete as to the course of action which the Master Servicer is required to take with respect to a particular set of facts, the Master Servicer may give notice (in such form as shall be appropriate under the circumstances) to the Trustee requesting instructions in accordance with the Indenture and, to the extent that the Master Servicer shall have acted or refrained from acting in good faith in accordance with any such instructions received from the Trustee, the Master Servicer shall not be liable on account of such action or inaction to any Person. Subject to the Servicing Standard set forth in
   Section 2.1(a), if the Master Servicer shall not have received appropriate instructions within ten days of such notice (or within such shorter period of time as may be specified in such notice) the Master Servicer may, but shall be under no duty to, take or refrain from taking such action, not inconsistent with this Agreement, as the Master Servicer shall deem to be in the best interests of the Trustee and the Issuer, and the Master Servicer shall have no liability to any Person for such action or inaction except for the Master Servicer's own willful misconduct or negligence.

         (e) No Duties Except as Specified in this Agreement or in Instructions. Except as expressly provided by the terms of this Agreement, the Master Servicer shall not have any duty or obligation to manage, make any payment in respect of, register, record, sell, reinvest, dispose of, create, perfect or maintain title or any security interest in, or otherwise deal with the Trust Estate, to prepare or file any report or other document, or to otherwise take or refrain from taking any action under, or in connection with, any document contemplated hereby to which the Master Servicer is a party. The Master Servicer nevertheless agrees that it will, at its own cost and expense, promptly take all action as may be necessary to discharge any asserted liens on any part of the Trust Estate which result from asserted claims against the Master Servicer personally that are not related to the ownership or the administration of the Trust Estate or the transactions contemplated by the Indenture.

         (f) No Action Except Under Specified Documents or Instructions. The Master Servicer shall not manage, control, use, sell, reinvest, dispose of or otherwise deal with any part of the Trust Estate except (1) in accordance with the powers granted to and the authority conferred upon the Master
   Servicer pursuant to this Agreement, or (2) in accordance with instructions delivered to the Master Servicer pursuant hereto.

         (g) Limitations on the Master Servicer Liability. Subject to the Servicing Standards set forth in Section 2.1(a), and except for the Master Servicer's own willful misconduct or negligence, the Master Servicer shall not be personally liable under any circumstances, including, without limitation:

               (1) for any action taken or omitted to be taken by the Master Servicer in good faith in accordance with the instructions of the Trustee made in accordance herewith;

               (2) for any representation, warranty, covenant, agreement or indebtedness of the Trust under the Notes, or for any other liability or obligation of the Trust;

               (3) for or in respect of the validity or sufficiency of this Agreement or for the due execution hereof by any party hereto other than the Master Servicer, or for the form, character, genuineness, sufficiency, value or validity of any part of the Trust Estate, including but not limited to the Loans and Loan Collateral; and

               (4) for any action or inaction of the Trustee, and the Master Servicer shall not be responsible for performing or supervising the performance of any obligation under this Agreement or the Indenture that is required to be performed by the Trustee.

         (h) Limitation on Expenditure of Personal Funds. No provision of this Agreement (other than Section 2.1(d) and paragraph (e) above) shall require the Master Servicer to expend or risk its personal funds or otherwise incur any financial liability in the performance of any of its rights or powers hereunder, if the Master Servicer shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured or provided to it.

         (i) Furnishing of Documents. The Master Servicer shall furnish to the Trustee, promptly upon receipt thereof, duplicates or copies of all material reports, notices, requests, demands, certificates, financial statements and any other instruments furnished to the Master Servicer hereunder.

         (j) Reliance; Advice of Counsel. In performing its duties hereunder the Master Servicer may conclusively rely on and shall be protected in acting or refraining from acting when doing so, in each case in accordance with any signature, instrument, notice, resolution, request, consent, order, certificate, report, opinion, bond or other document or paper believed by it to be genuine and believed by it to be signed by the proper party or parties. The Master Servicer may accept a certified copy of a resolution of the board of directors or other governing body of any corporate party as conclusive evidence that such resolution has been duly adopted by such body and that the same is in full force and effect. As to any fact or matter the manner or ascertainment of which is not specifically prescribed herein, the Master Servicer may for all purposes hereof rely on a certificate, signed by the president or any vice president or by the treasurer or any assistant treasurer or the secretary or any assistant secretary of the relevant party, as to such fact or matter, and such certificate shall constitute full protection to the Master Servicer for any action taken or omitted to be taken by it in good faith in reliance thereon without specific knowledge to the contrary.

         (k) Reliance on Third Parties. Subject to the Servicing Standard, in the exercise and performance of its duties and obligations under this Agreement, the Master Servicer may, at the expense of the Master Servicer, consult with counsel, accountants and other skilled persons to be selected with reasonable care and employed by it, and the Master Servicer shall not be liable for anything done, suffered or omitted in good faith by it in accordance with the advice or opinion of any such counsel, accountants or other skilled persons.

         (l) Independent Contractor. In performing its obligations as servicer hereunder the Master Servicer acts solely as an independent contractor of the Issuer and Trustee. Nothing in this Agreement shall, or shall be deemed to, create or constitute any joint venture, partnership employment, or any other relationship between the Issuer and the Trustee on the one hand and the Master Servicer on the other hand, other than the independent contractor contractual relationship established hereby. The Master Servicer shall not be and shall not be deemed to be liable for any acts or obligations of the Issuer or the Trustee, and, without limiting the foregoing, the Master Servicer shall not be liable under or in connection with the Notes and all Persons having any claim under or in respect of this Agreement or the Indenture shall look only to the Trust Estate for payment or satisfaction thereof.


               SECTION 4.4.  Merger; Resignation and Assignment.

         (a) The Master Servicer may not merge into any corporation or convey, transfer or lease substantially all of its assets as an entity, unless and until the Master Servicer's successor or a new servicer is approved in writing by the Issuer and the Holders of Notes representing at least 51% of the aggregate outstanding principal amount of the Notes and is willing to service the Loans and Loan Collateral and enter into a servicing agreement with the Issuer and the Trustee in form and substance reasonably satisfactory to such parties.

         (b) Except as provided in Section 2.6 hereinabove with respect to Sub-Servicers, the Master Servicer may not assign this Agreement or any of its rights, powers, duties or obligations hereunder.

         (c) Except as provided in Sections 4.4(a) and (b), the duties and obligations of the Master Servicer under this Agreement shall continue until this Agreement shall have been terminated as provided in Section 6.1, and shall survive the exercise by the Issuer or the Trustee of any right or remedy under this Agreement, or the enforcement by the Issuer, the Trustee, or any Noteholder of any provision of the Indenture, the Notes or this Agreement.

               SECTION 4.5.  Indemnities.

         (a) The Master Servicer shall indemnify and hold harmless the Trustee and the Noteholders from and against any losses, damages, claims or liabilities arising out of the Master Servicer's breach of this Agreement.

         (b) The Master Servicer agrees to indemnify the Trustee for, and to hold the Trustee harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust created by the Indenture (other than taxes, penalties or other liabilities arising in connection with the Trustee's failure to withhold from payments with respect to the Notes amounts required to be withheld under the Code, or the Trustee's withholding from such payments amounts not required or permitted to be withheld under the
   Code), including the reasonable costs and expenses, including reasonable attorneys' fees, of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties under the Indenture provided that:

      (i)with respect to any such claim, the Trustee shall have given the Master Servicer written notice thereof promptly after the Trustee shall have knowledge thereof, provided, however, that the failure of the Trustee to so notify the Master Servicer shall not relieve the Master Servicer of its obligations pursuant to this subparagraph;

      (ii)the Master Servicer shall assume the defense of any such claim, provided that if the Master Servicer shall not have employed counsel reasonably satisfactory to the Trustee to direct the defense of such claim within a reasonable time after such notice of the claim pursuant to paragraph
   (i) above, the Trustee shall have the right to direct the defense of such claim;

      (iii)the Trustee shall have the right to employ separate counsel with respect to any claim and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Trustee unless the payment of such counsel has been specifically authorized by the Master Servicer; provided further, however, that if the Trustee shall assume the defense of any claim as a result of the Master Servicer's failure to assume the defense of such claim as described in paragraph (ii) above, the Master Servicer shall pay the reasonable fees and expenses of Trustee's counsel in connection with the defense of such claim; and

      (iv)notwithstanding anything to the contrary in this Section 4.5(b), the Master Servicer shall not be liable for settlement of any such claim by the Trustee entered into without the prior consent of the Master Servicer.

         (c) The Provisions of Section 4.5(a) and (b) shall survive the termination of this Agreement and the Indenture.


                                   ARTICLE 5

                                    DEFAULT

               SECTION 5.1.  Events of Default.

         (a) Any of the following acts or occurrences shall constitute an Event of Default by the Master Servicer under this Agreement:

                  (i) any failure by the Master Servicer to remit any payments received by it in respect of the Loans or Loan Collateral to the Lock Box Bank in accordance with any provision hereof within two (2) Business Days after receipt thereof; or

                 (ii) the Trustee shall not have received a report in accordance with Section 3.1(a) of the Indenture within two (2) Business Days of the date required to be delivered or the Master Servicer shall have defaulted in the due observance of any provision of Section 4.2 or Section 4.4 hereof and such default shall have continued for five (5) Business Days after it has obtained knowledge of, or has been notified by the Trustee of such default; or

                (iii) the Master Servicer shall default in the due performance and observance of any other provision of this Agreement and such default shall have continued for a period of 30 days after it has obtained knowledge of, or has been notified by the Trustee of such default; or

                 (iv) any representation, warranty or statement of the Master Servicer made in this Agreement or by the Master Servicer in its capacity as servicer in any certificate, report or other writing delivered pursuant hereto shall prove to be incorrect in any material respect as of the time when the same shall have been made; or

                  (v) the Master Servicer makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

                 (vi) the Master Servicer petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Master Servicer, or of any substantial part of the assets of the Master Servicer, or commences a voluntary case under the bankruptcy law of the United States or any proceedings relating to the Master Servicer, under the bankruptcy law of any other jurisdiction; or

                (vii) any such petition or application is filed, or any such proceedings are commenced, against the Master Servicer and the Master Servicer by any act indicates its approval thereof, consent thereto or acquiescence therein, or any order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings and such order, judgment or decree remains unstayed and in effect for more than 45 days; or

               (viii) any order, judgment or decree is entered in any proceedings against the Master Servicer decreeing the dissolution of the Master Servicer and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

                 (ix) a final judgment for an amount in excess of $500,000 (exclusive of any portion thereof which is insured) is rendered against the Master Servicer, and within 60 days after the entry thereof, such judgment is not discharged or the execution thereof is stayed pending appeal, or within 60 days after the expiration of any such stay, such judgment is not discharged.

         (b)  Upon  the  occurrence  and  continuance  of an  Event  of  Default specified in clause (v) or (vi) above, all of the rights and powers of the Master Servicer under this Agreement shall automatically terminate, including without limitation all rights of the Master Servicer to receive from and after such termination the servicing compensation provided for in Section 2.5, or any compensation or expense reimbursement hereunder, other than to the extent accrued prior to such termination and not previously paid. Upon the occurrence and continuance of any other Event of Default, the Issuer upon direction of the Holders representing at least 51% of the aggregate outstanding principal amount of the Notes may, by notice given to the Master Servicer (with copies to the Issuer and the Trustee), terminate all of the rights and powers of the Master Servicer under this Agreement, including without limitation all rights of the Master Servicer to receive the servicing compensation provided for in Section 2.5. Upon any automatic termination or the giving of the notice referred to in the preceding sentence, all rights, powers, duties and responsibilities of the Master Servicer under this Agreement, whether with respect to the related Loans and Loan Collateral, Payment Account, any Servicing Fee or otherwise shall vest in and be assumed by a new servicer as provided in Section 4.4(c) of the Indenture. From and during the continuation of an Event of Default, the Issuer upon the direction of the Holders representing at least 51% of the aggregate outstanding principal amount of the Notes (without regard to any Notes owned by the Master Servicer or any of its Affiliates), are each hereby irrevocably authorized and empowered to execute and deliver, on behalf of the Master Servicer, as attorney-in-fact or otherwise, all documents and other instruments (including any notices to Hypothecation Borrowers and Consumers deemed necessary or advisable by the Holders representing at least 51% of the aggregate outstanding principal amount of the Notes (without regard to any Notes owned by the Master Servicer or any of its Affiliates)), and to do or accomplish all other acts or things necessary or appropriate to effect such vesting and assumption. Except as otherwise expressly provided in the Indenture, the Issuer shall not have any right to waive any Event of Default by the Master Servicer under this Agreement.

         (c) Promptly after the Trustee shall have notice of the occurrence of any Event of Default, the Trustee shall transmit by mail to all Noteholders notice of such Event of Default known to the Trustee.

               SECTION 5.3.  No Effect on Other Parties.

         Upon any termination of the rights and powers of the Master Servicer from time to time pursuant to Section 5.1 or upon any appointment of a successor to the Master Servicer, all the rights, powers, duties and obligations of the Issuer or the Trustee under this Agreement or under the Indenture shall remain unaffected by such termination or appointment and shall remain in full force and effect thereafter, except as otherwise expressly provided in this Agreement or in the Indenture.

               SECTION 5.4.  Rights Cumulative

         All rights and remedies from time to time conferred upon or reserved to the Issuer, the Trustee, or the Noteholders or to any or all of the foregoing are cumulative, and none is intended to be exclusive of another or any right or remedy which they may have at law or in equity. No delay or omission in insisting upon the strict observance or performance of any provision of this Agreement, or in exercising any right or remedy, shall be construed as a waiver or relinquishment of such provision, nor shall it impair such right or remedy. Every right and remedy may be exercised from time to time and as often as deemed expedient.


                                   ARTICLE 6

                           MISCELLANEOUS PROVISIONS

               SECTION 6.1.  Termination of Agreement

         (a) The respective duties and obligations of the Master Servicer and the Issuer created by this Agreement shall terminate upon the latest to occur of (i) the final payment or other liquidation of the last outstanding Loan included in the Trust Estate, (ii) the satisfaction and discharge of the Indenture pursuant to Article VIII of the Indenture, and (iii) with respect to any Loan, the disposition of all property acquired upon foreclosure of any Loan Collateral. Upon termination of this Agreement pursuant to this Section 6.1(a), the Master Servicer shall pay over to the Issuer or any other Person entitled thereto all monies received from the Hypothecation Borrowers and Consumers and held by the Servicer.

         (b) Following an Event of Default under the Indenture, the successor to the rights of the Issuer in respect of the Loans and Loan Collateral (including, without limitation, the Trustee or any or all of the related Noteholders) shall have the right to terminate this Agreement, by notice to the Master Servicer and the Issuer. Upon such termination, the Master Servicer shall be entitled to receive only the accrued and unpaid servicing compensation provided for in Section 2.5 to the date of such termination and any other reimbursement to which it would otherwise be entitled of amounts theretofore advanced by it.

               SECTION 6.2.  Amendment.

         (a) This Agreement may only be amended from time to time by the Issuer, the Servicer and the Trustee, with the consent of the Holders representing at least 51% of the aggregate outstanding principal amount of the Notes (without giving regard to any Notes owned by the Master Servicer or its Affiliates) for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Agreement, provided, however, that no such amendment shall, without consent of each Noteholder, (i) reduce in any manner the amount of, or the timing of, payments received on the related Loans which are required to be deposited in the Payment Account; (ii) alter the priorities with which any allocation of funds shall be made under this Agreement; (iii) permit the creation of any lien (other than the lien or permitted by the Indenture) on the Trust Estate for the Notes or any portion thereof or deprive any such Holder of the benefit of this Agreement with respect to the Trust Estate or any portion thereof; or (iv) modify this
   Section 6.2 or Section 4.2, 4.3(b) or 4.4.

         (b) Promptly after the execution of any amendment, the Master Servicer shall send to the Trustee a conformed copy of each such amendment, but the failure to do so will not impair or affect its validity. Promptly after the execution of any amendment pursuant to Section 6.2(a) the Issuer shall cause to be sent to each Noteholder a copy of such amendment. Any failure to do so shall not affect the validity of such amendment.

         (c) It shall not be necessary, in any consent of Noteholders under this
   Section 6.2, to approve the particular form of any proposed amendment, but it shall be sufficient if such consent shall approve the substance thereof. The manner of obtaining such consents and of evidencing the authorization of the execution thereof by Noteholders shall be subject to such reasonable regulations as the Trustee may prescribe.

         (d) Any amendment or modification effected contrary to the provisions of this Section 6.2 shall be void.

               SECTION 6.3.  Governing Law.

         This Agreement shall be construed in accordance with and governed by the laws of the State of New York, without regard to the conflict of law provisions thereof.

               SECTION 6.4.  Notices.

         All notices, requests or other communications desired or required to be given under this Agreement shall be in writing and shall be sent by (a) certified or registered mail, return receipt requested, postage prepaid, (b) national prepaid overnight delivery service, (c) telecopy or other facsimile transmission (following with hard copies to be sent by national prepaid overnight delivery service) or (d) personal delivery with receipt acknowledged in writing, as follows: (a) if to the Issuer, c/o Litchfield Financial Corporation, 789 Main Road, Stamford, Vermont 05352, Attention:
   President, (b) if to the Master Servicer, to the Master Servicer at Litchfield Financial Corporation, 789 Main Road, Stamford, Vermont 05352,
   Attention: President, (c) if to the Trustee, at 450 West 33rd Street, New York, New York 10001, Attention: Global Trust Services, Structured Finance Services. Any of the persons in subclauses (a) through (d) above may change its address for notices hereunder by giving notice of such change to the other persons. Any change of address shown on a Note Register shall, after the date of such change, be effective to change the address for such Noteholder hereunder. All notices and demands shall be deemed to have been given either at the time of the delivery thereof to any officer of the Person entitled to receive such notices and demands at the address of such person for notices hereunder, or on the third day after the mailing thereof to such address, as the case may be.

               SECTION 6.5.  Severability of Provisions.

         If one or more of the provisions of this Agreement shall be for any reason whatever held invalid or unenforceable, such provisions shall be deemed severable from the remaining covenants, agreements and provisions of this Agreement and such invalidity or unenforceability shall in no way affect the validity or enforceability of such remaining provisions, the rights of any parties hereto, or the rights of the Trustee or any Noteholders. To the extent permitted by law, the parties hereto waive any provision of law which renders any provision of this Agreement invalid or unenforceable in any respect.

               SECTION 6.6.  Binding Effect; Limited Rights of Others.

         The provisions of this Agreement shall be binding upon and inure to the benefit of the respective successors and assigns of the parties hereto, and all such provisions shall inure to the benefit of the Trustee and the related Noteholders, provided that following an Event of Default under the Indenture and foreclosure of the Trust Estate pursuant thereto, the successor to the rights of the Issuer in respect of the related Loans and Loan Collateral (including without limitation the Trustee or any or all of the related Noteholders) shall not be bound by the provisions of this Agreement unless, within 90 days after the date on which such successor shall have succeeded to such rights of the Issuer, such successor shall not have terminated this Agreement pursuant to Section 6.1(b). Nothing in this Agreement expressed or implied, shall be construed to give any Person other than the parties hereto any legal or equitable right, remedy or claim under or in respect of this Agreement or any covenants, agreements, representations or provisions contained herein.

               SECTION 6.7.  Article and Section Headings.

         The article and section headings herein are for convenience of reference only, and shall not limit or otherwise affect the meaning hereof.

               SECTION 6.8.  Counterparts.

         This Agreement may be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.

   LITCHFIELD HYPOTHECATION CORP.

                                 By:

                                 By:


                        LITCHFIELD FINANCIAL CORPORATION


                                 By:
                                       Name:
                                       Title:


                      THE CHASE MANHATTAN BANK, as Trustee


                                 By:
                                       Name:
                                       Title:

                                                                Exhibit 10.162

            INDENTURE OF TRUST (herein, as amended or supplemented from time to time as permitted hereby, the "Indenture"), dated as of August 1, 1997, by and between LITCHFIELD HYPOTHECATION CORP. 1997-B, a corporation organized under the laws of the State of Delaware (the "Issuer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (together with its permitted successors in the trusts hereunder, the "Trustee").


                             W I T N E S S E T H:


               WHEREAS, the Issuer proposes to issue from time to time its Hypothecation Loan Collateralized Notes in an aggregate outstanding principal amount not to exceed $45,295,000 (collectively, the "Notes") pursuant to this Indenture and to deliver the net proceeds of the sale thereof to the Originator (as such term and such other capitalized terms used herein and not otherwise defined are defined in Article I hereof) in consideration of the purchase of the Loans by the Issuer from the Originator;

               WHEREAS, Litchfield  Financial  Corporation,   a  Massachusetts
   corporation, in its capacity as servicer (the "Master Servicer") pursuant to a Servicing Agreement, dated as of August 1, 1997 (herein, as amended or supplemented from time to time as permitted thereby, the "Servicing Agreement"), by and among the Issuer, the Master Servicer, and the Trustee, will service the Loans;

               WHEREAS, as security for the Notes, the Issuer proposes to pledge and assign all of the Issuer's right, title and interest in and to the Loans and the Loan Collateral (other than the Unassigned Rights) to the Trustee pursuant to this Indenture;

               WHEREAS, the Issuer has duly authorized the execution and delivery of this Indenture to provide for the issuance, payment, administration and securing of the Notes for the benefit of the Holders thereof;

               WHEREAS, the Issuer and the Trustee agree that the Trustee be appointed under this Indenture and be charged with and accept the trusts and duties set forth in this Indenture in connection with the issuance, payment, administration and securing of the Notes under this Indenture for the benefit of the Holders of the Notes;

               WHEREAS, the Trustee has duly authorized the execution and delivery of this Indenture and is duly authorized to accept the trusts and to perform its obligations under this Indenture;

               WHEREAS, all things necessary to make this Indenture a valid agreement of the Issuer and the Trustee in accordance with its terms have been done; and

               WHEREAS, all things necessary to make the Notes, when executed and delivered by the Issuer and authenticated by the Trustee and issued as in this Indenture provided, the valid, binding and legal obligations of the Issuer according to the import thereof, have been done and performed.


                                GRANTING CLAUSE


               NOW, THEREFORE, in order to secure the payment of the principal of, interest on, and all other amounts payable with respect to, the Notes to be issued pursuant to this Indenture, and in order to secure the performance and observance of all the covenants and conditions contained herein and in such Notes, and in order to declare the terms and conditions upon which the Notes are executed, authenticated, issued, delivered, secured and accepted by all Persons who shall from time to time be or become Holders thereof, and for and in consideration of the mutual covenants contained herein, of acceptance by the Trustee of the trusts hereby created, and of the purchase and acceptance of the Notes by the Holders thereof, the Issuer has executed and delivered this Indenture and by these presents:

               The Issuer does hereby pledge, bargain, sell, warrant,  alienate, remise, convey, assign, transfer, create and grant a lien upon and a security interest in and a right of set-off against (collectively, "Grant") unto the Trustee, its successor or successors and its or their assigns forever, in trust and as collateral security for the benefit of the Holders of the Notes, the Issuer's entire right, title, interest and estate, whether now or hereafter acquired, in, to and under (i) the Loans; (ii) the Loan Collateral;
   (iii) all monies and other property of any kind that relate to any of the Loans and that are now or at any time or times hereafter in the possession or under the control of the Issuer, the Master Servicer, any Sub-Servicer or the Trustee or any bailee of the Trustee, including without limitation, the Lock Box Account and all monies therein; (iv) the Servicing Agreement, each
   Subservicing  Agreement,   each  Agency  Agreement,  the  Purchase  and  Sale
   Agreement, the Deposit Account Assignment and the Payment Direction Agreement; (v) all books and records of the Issuer to the extent pertaining to any of (i) through (iv) above, including all computer programs, disks, tapes and related electronic data processing media, credit files, account cards, payment records, correspondence and ledgers in which any of the foregoing are reflected or maintained; (vi) all moneys and securities from time to time held by the Trustee in any Account created under the terms of this Indenture and all interest, profits, proceeds, or other income derived from such moneys and securities; (vii) the present and continuing exclusive right, power and authority, subject to the provisions of the Servicing Agreement, to give and receive notices and other communications, to make waivers or other agreements subject to the provisions of the Servicing Agreement, to make claims for and demand performance on, under or pursuant to any of the Loan Collateral, to bring actions and proceedings thereunder or for the enforcement thereof or the Loans, and to exercise all remedies, powers, privileges and options and to do any and all things which the Issuer is or may become entitled to do under the Loans or the Loan Collateral;
   (viii) any and all property of every name and nature, now or hereafter transferred, mortgaged, pledged or assigned as security or additional security for payment or performance of any obligation of the Hypothecation Borrowers to the Issuer under the Loans or any of the Loan Collateral or otherwise (other than the Unassigned Rights), and the liabilities, obligations and indebtedness evidenced thereby or reflected therein; and (ix) all income, revenues, issues, products, revisions, substitutions, replacements, profit and proceeds of and from all of the foregoing, including proceeds of and unearned premiums with respect to insurance policies insuring any of the Loan Collateral (collectively, the "Trust Estate").

               TO HAVE AND TO HOLD IN TRUST all and singular the Trust Estate whether now or hereafter acquired, unto the Trustee and its successor or successors and its or their assigns forever for the benefit of the Holders of the Notes, but:

               IN TRUST NEVERTHELESS, upon the terms, trusts and conditions hereinafter set forth for the equal and proportionate benefit, security and protection of all present and future Holders of the Notes without preference, privilege, priority or distinction as to the lien or otherwise of any of the Notes over any of the other Notes, except as otherwise may be provided in this Indenture.

               PROVIDED, HOWEVER, that if the Issuer, its successors or assigns,
   (i) shall pay, or cause to be paid, the principal of and interest payable with respect to, the Notes due or to become due thereon, at the times and in the manner mentioned in the Notes, or shall provide, as permitted hereby, for the payment thereof, (ii) shall keep, perform and observe all the covenants and conditions pursuant to the terms of this Indenture to be kept, performed and observed by it, and (iii) shall pay or cause to be paid to the Trustee all sums of money due or to become due to it and any other fiduciary appointed hereunder in accordance with the terms and provisions hereof, then, upon the final payment thereof, this Indenture, all rights of the Holders of the Notes under this Indenture and the rights hereby granted for the benefit thereof shall cease, determine and be void; otherwise this Indenture shall be and remain in full force and effect.

               The Trustee, for itself and its successors and assigns, hereby declares that it shall hold all the estate, right, title and interest in any property received by it under this Indenture, including, without limitation, the Trust Estate, in trust for the benefit of all present and future Holders of the Notes, subject to the terms of this Indenture. The Trustee acknowledges the Grant of the Trust Estate hereunder, accepts the trusts hereunder in accordance with the provisions hereof and agrees to perform fully the duties herein required of it to the end that the interests of the Holders of the Notes may be adequately and effectively protected in accordance with the provisions of this Indenture.

               THIS TRUST INDENTURE FURTHER WITNESSETH, and it is expressly declared that all Notes issued and secured hereunder are to be issued, authenticated and delivered and all said property, rights and interests and other amounts hereby assigned and pledged, are to be dealt with and disposed of under, upon and subject to the terms, conditions, stipulations, covenants, agreements, trusts, uses and purposes as hereinafter expressed, and the Issuer has agreed and covenanted, and does hereby agree and covenant with the Trustee and with the respective Holders of the Notes, as follows:

                                   ARTICLE I

                          DEFINITIONS AND ASSUMPTIONS

               SECTION I.1 Definitions. For all purposes of this Indenture, except as otherwise expressly provided herein or unless the context otherwise requires, capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in Appendix A hereto which is incorporated by reference herein. All other capitalized terms used herein shall have the meanings specified herein.

               SECTION I.2 Construction. In this Indenture, unless the context otherwise requires:

               (a) The terms "hereby," "hereof," "hereto," "herein," "hereunder" and any similar terms, as used in this Indenture, refer to this Indenture, and the term "hereafter" shall mean after, and the term "heretofore" shall mean before, the date of the execution and delivery of this Indenture.

               (b) Words of the masculine gender shall mean and include correlative words of the feminine and neuter genders and words importing the singular number shall mean and include the plural number and vice versa.

               (c) Words importing persons shall include firms, associations, partnerships (including limited partnerships), trusts, corporations and other legal entities, including public bodies, as well as natural persons.

               (d) Any headings preceding the texts of the several Articles and Sections of this Indenture, and any table of contents appended to copies hereof, shall be solely for convenience of reference and shall not constitute a part of this Indenture, nor shall they affect its meaning, construction or effect.

                                  ARTICLE II

                                   THE NOTES

               SECTION II.1 Authorization of Notes; Notes to Constitute Full Recourse Obligations.

               (a) The Notes issuable hereunder shall be issued as registered Notes, without coupons, in one or more series as from time to time shall be authorized by the Issuer. The Notes of all series shall be known and entitled generally as the "Litchfield Hypothecation Corp. 1997-B Hypothecation Loan Collateralized Notes." The Notes of each series shall have such further particular designation as the Issuer may adopt for each series, and each Note issued hereunder shall bear upon the face thereof the designation so adopted for the series to which it belongs;

               (b) The Trustee is hereby authorized and directed to authenticate and deliver a series of Notes of the Issuer which shall be designated as "Litchfield Hypothecation Corp. 1997-B Hypothecation Loan Collateralized Notes, Series A" (the "Series A Notes"). The Trustee is hereby authorized to authenticate and deliver to the Purchaser on the Closing Date Series A Notes in the initial principal amount of $25,465,228.47.

               (c) The Trustee is hereby authorized to authenticate and deliver a series of Notes of the Issuer which shall be designated from time to time as "Litchfield Hypothecation Corp. 1997-B Hypothecation Loan Collateralized Notes, Series B Variable Funding Notes (the "Variable Funding Notes") at any time and from time to time on or after the Closing Date, the Trustee is hereby authorized upon the direction of the Issuer to authenticate and deliver Variable Funding Notes in any principal amount in excess of $25,000; provided, however, that no authorization and delivery of Variable Funding Notes shall be authorized if, after giving effect to the principal amount of Variable Funding Notes to be issued, the aggregate principal amount of all Notes outstanding would exceed the Note Limit. The Variable Funding Notes shall be revolving variable amount funding Notes issued by the Issuer for the purpose of funding Future Advances made by the Originator to the Hypothecation Borrowers and assigned to the Issuer. Any Noteholder of Variable Funding Notes that purchases additional Variable Funding Notes (or at such Holder's direction, the Trustee) may, and is hereby authorized to, record on the grid attached to such Noteholder's Note the date and amount of any additional principal to be evidenced thereby; provided, however, that the failure to make any such recordation on such grid or any error on such grid shall not affect any Noteholder's rights with respect to the principal amount of such Note, or interest thereon. At any time and from time to time after the Closing Date, any Holder of Variable Funding Notes shall have the right, upon written notice to the Trustee and the Issuer and delivery of the Variable Funding Note to be converted to the Trustee, to convert not less than $750,000 in aggregate outstanding principal amount of Variable Funding Notes into Series C Notes of a like aggregate principal amount. Any Variable Funding Note so converted shall be cancelled by the Trustee.

               (d) The Trustee is hereby authorized to authenticate and deliver a series of Notes of the Issuer which shall be designated from time to time as "Litchfield Hypothecation Corp. 1997-B Hypothecation Loan Collateralized Notes, Series C" (the "Series C Notes"). At any time and from time to time on or after the Closing Date, the Trustee is hereby authorized upon receipt from a Holder of Variable Funding Notes of written notice requesting conversion of such Variable Funding Notes pursuant to Section 2.1(c) hereof (which conversion shall be effective as of a Payment Date specified in the request for conversion) and the Variable Funding Notes to be converted, to authenticate and deliver Series C Notes to such Holder in a like aggregate principal amount as the aggregate outstanding amount of the Variable Funding Notes converted.

               (e) The Notes shall constitute full recourse obligations of the Issuer. The Notes when issued shall not constitute direct or indirect indebtedness or obligations of the Master Servicer or the Originator. Neither the Master Servicer nor the Originator shall be liable to the Holders of the Notes for the payment of the principal thereof and interest thereon for any liability under this Indenture. The foregoing shall not diminish the Originator's obligations under the Guarantee. Neither the Notes nor the Loans are insured by any governmental agency.

               SECTION II.2 Forms of Notes and Certificate of Authentication. The Notes and the Trustee's certificate of authentication shall be in substantially the forms set forth in Exhibit A attached hereto, with necessary or appropriate variations, omissions and insertions, as permitted or required by this Indenture and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may, consistent herewith, be determined by the Authorized Officers of the Issuer executing such Notes, as evidenced by their execution of such Notes. The definitive Notes shall be typed, photocopied, printed, lithographed or engraved or produced by any combination of these methods (with or without steel engraved borders), all as determined by the Authorized Officers of the Issuer executing such Notes, as evidenced by their execution of such Notes.

               SECTION II.3 Authorized Principal Amount. The aggregate principal amount of the Notes that may be authenticated, delivered and Outstanding under this Indenture is $45,295,000. All Notes shall be identical in all respects except for the maturity thereof, the interest rate thereon, the denominations thereof and such differences to reflect the revolving nature of the Variable Funding Notes. All Notes issued under this Indenture shall in all respects be equally and ratably entitled to the benefits hereof without preference, priority or distinction on account of the actual time or times of authentication and delivery, all in accordance with the terms and provisions of this Indenture.

               SECTION II.4 Date of Notes; Denominations. (i) Notes which are authenticated and delivered by the Trustee to or upon the order of the Issuer on the Closing Date shall be dated as of the Closing Date. Other series of Notes which are authenticated after the Closing Date shall be dated as of the respective Closing date therefor. All other Notes which are authenticated for any other purpose hereunder shall be dated the date of their authentication. The Series A Notes shall be issued in minimum denominations of $100,000, the Variable Funding Notes shall be issued in minimum denominations of $25,000 and the Series C Notes shall be issued in minimum denominations of $750,000.

                (ii) Notes issued upon transfer, exchange, conversion or replacement of other Notes shall be issued in authorized denominations reflecting the original aggregate principal amount of the Notes so transferred, exchanged, converted or replaced, but shall represent only the then current outstanding principal amount of the Notes so transferred, converted, exchanged or replaced. In the event that any Note is divided into more than one Note in accordance with the provisions hereof, the principal amount of such Note shall be proportionately divided among the Notes delivered in exchange therefor.

               SECTION   II.5   Execution,   Authentication,   Delivery  and
   Dating. (i) Each Note shall be executed on behalf of the Issuer with the manual or facsimile signature of an Authorized Officer of the Issuer.

                (ii) Notes bearing the manual or facsimile signature of individuals who were at any time Authorized Officers of the Issuer shall bind the Issuer, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Notes or did not hold such offices at the date of such Notes.

               (iii) At any time and from time to time after the execution and delivery of this Indenture, the Issuer may deliver Notes executed by the Issuer to the Trustee for authentication. Upon a written order from the Issuer (which order shall be in the form of Exhibit B hereto) the Trustee shall authenticate and deliver such Notes as in this Indenture provided and not otherwise. No Note shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose, unless there appears on such Note a certificate of authentication substantially in the form set forth in Exhibit A hereto executed by the Trustee by the manual signature of an Authorized Officer of the Trustee, and such certificate upon any Note shall be conclusive evidence, and the only evidence, that such Note has been duly authenticated and delivered hereunder.

               SECTION II.6  Transfer and Registry; Exchange; Negotiability.

               (a) (i) Each Note  shall be  transferable  only upon the books of the Issuer (the "Note Register"), which shall be kept for that purpose at the office of the Person acting as registrar of the Issuer (the "Note Registrar"). The Trustee is hereby designated as the Note Registrar. Subject to the provisions of paragraph (b) of this Section 2.6, the transfers of any Note may be effected on the books of the Issuer by the Holder thereof in person or by his attorney duly authorized in writing, upon surrender thereof together with a written instrument of transfer satisfactory to the Note Registrar duly executed by the Holder or its duly authorized attorney. Upon the transfer of any such Note, the Issuer shall issue in the name of the transferee a new Note or Notes of the same aggregate principal amount, the same series, interest rate and maturity as the surrendered Note.

                (ii) At the option of the Holder, Notes may be exchanged for other Notes of any authorized denominations, and of a like aggregate principal amount, series, interest rate and maturity, upon surrender of the Notes to be exchanged at such office or agency. Whenever any Notes are so surrendered for exchange, the Issuer shall execute, and the Trustee shall authenticate and deliver, the Notes which the Noteholder making the exchange is entitled to receive.

               (iii) All Notes issued upon any registration of transfer or exchange of Notes shall be the valid obligations of the Issuer, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Notes surrendered upon such registration of transfer or exchange.

                (iv) Every Note presented or surrendered for registration of transfer or exchange shall (if so required by the Issuer or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Trustee, duly executed, by the Holder thereof or his attorney duly authorized in writing.

               (b)      Each Note shall bear the following legend:

   "THE NOTES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 ("1933 ACT"), OR THE SECURITIES LAWS OR "BLUE SKY" LAWS OF ANY STATE AND HAVE BEEN SOLD IN RELIANCE UPON AN EXEMPTION PROVIDED IN THE 1933 ACT AND APPLICABLE STATE SECURITIES AND BLUE SKY LAW. THE NOTES MAY NOT BE SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF UNLESS SUBSEQUENTLY REGISTERED UNDER THE 1933 ACT AND APPLICABLE STATE SECURITIES AND BLUE SKY LAW OR AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE."

               (c) No Note or any beneficial interest therein may be sold or transferred (including, without limitation, by pledge or hypothecation) unless such transfer is exempt from the registration requirements of the 1933 Act and any applicable state securities and blue sky laws or is made in accordance with said Act and state laws. As a condition precedent to any such transfer, a certificate or certificates in the form of Exhibit C hereto, as appropriate, shall be delivered to the Trustee.

               (d) None  of  the  Issuer,   the  Note  Registrar  or  the
   Trustee is obligated to register the Notes under the 1933 Act or any other securities law.

               SECTION II.7 Regulations With Respect to Exchanges and Transfers. In all cases in which the privilege of exchanging or transferring Notes is exercised, the Issuer shall execute and the Trustee shall authenticate and deliver Notes in accordance with the provisions of this Indenture. For every such exchange or registration of transfer of Notes, whether temporary or definitive, the Issuer and the Trustee may require the payment of a sum sufficient to cover any tax or other governmental charge required to be paid with respect to such exchange or registration of transfer. Neither the Issuer nor the Trustee shall be required to register the transfer of or exchange Notes for a period beginning on the Record Date next preceding a Payment Date and ending on such Payment Date.

               SECTION II.8  Mutilated, Destroyed, Stolen or Lost Notes.

               (a) In case any Note shall become mutilated or be destroyed, stolen or lost, the Issuer shall execute, and thereupon the Trustee shall authenticate and deliver, a new Note of like aggregate principal amount, series, interest rate and maturity as the Note so mutilated, destroyed, stolen or lost, in exchange and substitution for such mutilated Note, upon surrender and cancellation of such mutilated Note or in lieu of and substitution for the Note destroyed, stolen or lost, upon filing with the Trustee evidence satisfactory to the Issuer and the Trustee that such Note has been destroyed, stolen or lost and proof of ownership thereof, and upon furnishing the Issuer and Trustee with such security or indemnity as may be required by them to save each of them harmless (an unsecured agreement of indemnity of a Purchaser being deemed sufficient for this purpose) and upon payment of any tax or governmental charge the Issuer and Trustee may incur. All Notes so surrendered to the Trustee shall be canceled by it. Any such new Notes issued pursuant to this Section 2.8 in substitution for Notes alleged to be destroyed, stolen or lost shall constitute original additional contractual obligations on the part of the Issuer, whether or not the Notes so alleged to be destroyed, stolen or lost shall be found at any time, or be enforceable by anyone, and shall be equally secured by, and entitled to equal and proportionate benefits with all other Notes issued under the Indenture.

               (b) Notwithstanding the foregoing provisions of this Section 2.8, in the event any such Note shall have matured, and no default has occurred which is then continuing in the payment of the principal of or interest on the Notes, the Issuer may authorize the payment of the same (upon surrender thereof as provided in Section 2.9) instead of issuing a substitute Note, provided security or indemnification is furnished as above provided in this
   Section 2.8.

               (c) The provisions of this Section 2.8 are exclusive and shall preclude (to the extent lawful) all of the rights and remedies with respect to the payment of mutilated, lost, stolen or destroyed Notes, including those granted by any law or statute now existing or hereafter enacted.

              SECTION II.9 Medium of Payment; Payment of Principal and Interest.


               (a) The Notes shall be payable in lawful currency of the United States of America and shall be payable by check mailed by first class mail to the Person entitled thereto at such Person's address as it appears on the Note Register on the applicable Record Date except that payments to Holders of in excess of one million dollars ($1,000,000) of original principal amount of the Notes shall be made in immediately available funds to an account at a banking institution in the United States; provided that such Holder has provided to the Trustee no later than two Business Days prior to the relevant Payment Date its wire transfer instructions (the wire transfer instructions of the Purchaser set forth in the Note Purchase Agreement are deemed sufficient for all payments on the Notes held by the Purchaser).

               (b) Each Note shall bear interest on the outstanding principal amount thereof from and including (i) August 28, 1997, in the case of the Series A Notes, and (ii) in the case of the Variable Funding Notes, the Series C Notes and any subsequent series of Notes, from and including the Closing date therefor, and, in each case, the most recent date to which interest has been paid until paid. Interest shall accrue on the principal amount of the Series A Notes and the Variable Funding Notes at the end of each day at a rate per annum equal to 2.10% plus the LIBOR Rate, as determined by the Master Servicer and set forth in the Master Servicer's Certificate. Interest shall accrue on the Series C Notes and any subsequent series of Notes at a rate to be determined on or before the Closing for such series of Notes. The term "LIBOR Rate" shall mean the rate published in The Wall Street Journal under "Money Rates" (or if such publication shall cease to publish such rate, then the rate published in such other nationally recognized publication as the Trustee may from time to time specify) as the average of the interbank offered rates for U.S. Dollar deposits in the London interbank market for a term of one month, based on quotations at 5 major banks. The LIBOR Rate for each day of a Payment Period shall be the rate so published on the first Business Day of such Payment Period. Interest shall accrue at the Default Rate with respect to the principal amount of any portion of the Notes that is not paid on the Payment Date for such principal (whether due at stated maturity, on demand, upon acceleration or otherwise) until paid in full. Interest shall be calculated daily and shall be computed on the basis of a 360-day year of twelve months of 30 days each.

               (c) (i) On each Payment Date, payments of principal of the Notes will be due in an amount equal to the Principal Payment Amount in respect of the aggregate Loans as of such Payment Date.

               (ii) (A) If any of the representations or warranties contained in
   Section 3 of the Purchase and Sale Agreement shall prove to be, in any material and adverse respect, false, incorrect or misleading as to any Loan, the Issuer, at its expense, shall promptly take such action as is necessary and use its best efforts to cause such false, incorrect or misleading representation or warranty to be, in all material respects, true, correct and not misleading, within 30 days following the giving of written notice to the Issuer by the Trustee of such false, incorrect or misleading representation or warranty (provided, however, that the Trustee shall have no obligation to investigate or determine whether any such representation is false, incorrect or misleading) or following the discovery thereof by the Issuer.

               (B) If within the  applicable  time period set forth in paragraph
   (A) above the Issuer fails to cure, in all material respects, any such representation or warranty with respect to a Loan which is, in any material respect, false, incorrect or misleading, then, the Issuer shall as soon as possible but in no event later than 60 days following notice or discovery of the false, incorrect or misleading representation or warranty, take all actions necessary or advisable under this Indenture and the Purchase and Sale Agreement to (i) cause the Trustee to redeem (pursuant to the exercise of the Repurchase Option set forth in Section 4(b) of the "Purchase and Sale
   Agreement"), on a pro rata basis among the outstanding Notes, an aggregate principal amount of the Notes equal to the outstanding principal amount of the Loan with respect to which the false, incorrect or misleading representation or warranty was made, and to pay accrued interest on such redeemed Notes to the date of redemption or (ii), with the consent of the Holders of at least 66 2/3% of the aggregate outstanding principal amount of the Notes, substitute a new Loan for such Loan.

               (iii) The Issuer shall have the right to prepay all, but not less than all, of any series of outstanding Notes at any time after the date on which the aggregate outstanding principal amount of such series of Notes equals or is less than 10% of the initial aggregate principal amount of such series of Notes.

               (iv) In the event that, pursuant to the terms of the Purchase and Sale Agreement, the Originator has notified the Issuer that (A) the Originator intends to exercise Unassigned Rights in respect of a Loan and (B) such exercise of Unassigned Rights requires the release of such Loan from the Lien of the Trust Estate hereunder, the Issuer shall have the right to prepay an aggregate outstanding principal amount of the Notes equal to the principal amount of the Loan released hereunder. Upon such prepayment, together with accrued interest on such prepaid Notes to the date of prepayment, the Trustee shall release the related Loan in accordance with Section 8.3 hereof.

                  (v) All unpaid principal of the Notes shall mature and be immediately due and payable at Stated Maturity.

                 (vi) Payments of principal (as a result of prepayments or otherwise) to be made will be allocated pro rata among the Notes in the proportion which the outstanding principal amount of each Note bears to the aggregate outstanding principal amount of the Notes of all series as of the first day of the month in which the Payment Date occurs.

                (vii) All reductions in the principal amount of a Note effected by payments of installments of principal made on any Payment Date shall be binding upon all future Holders of the Note and of any Note issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof, whether or not such payment is noted on such Note.

               (viii) Whenever the entire remaining unpaid principal amount of the Notes will become due and payable on the next Payment Date, the Trustee shall notify the Person in whose name such Note is registered as of the close of business on the Record Date prior to such Payment Date that such final installment is expected to be paid on such Payment Date. Such notice shall be given by the Trustee in the name and at the expense of the Issuer by first-class mail, postage prepaid, mailed no later than the Business Day following the day on which the Trustee receives the Master Servicer's Certificate with respect to such Payment Date. Such notice shall set forth the following information: the fact of such expectation of payment in full, restating the requirement set forth in this Indenture that such payment shall be payable only upon presentation of such Note (or in the case of mutilated, destroyed, lost or stolen Notes, a certificate to that effect and an indemnity (or unsecured agreement of indemnity) as provided in Section 2.8 hereof) on or after the Payment Date therefor at the corporate trust office of the Trustee for payment, the place where such Notes are to be surrendered for payment and that no interest shall accrue on the principal of such Notes for any period after such Payment Date.

               (ix) The final installment of principal of any Note made on any Payment Date shall be payable, subject to Section 2.8(b) hereof, only upon presentation of such Note (or in the case of mutilated, destroyed, lost or stolen Notes, a certificate to that effect and an indemnity (or unsecured agreement of indemnity) as provided in Section 2.8 hereof) on or after the Payment Date therefor at the corporate trust office of the Trustee for payment; provided, however, that this requirement of presentation shall not apply to the Purchaser if it furnishes to the Trustee its unsecured agreement of indemnity in the same manner as is permitted by Section 2.8 hereof.

               SECTION II.10 Persons Deemed Owners. The Issuer, the Trustee and the Note Registrar may deem and treat the Person in whose name any Note shall be registered upon the Note Register as the absolute owner of such Note, whether such Note shall be overdue or not, for the purpose of receiving payment of, or on account of, the principal of and interest on such Note and for all other purposes, and all such payments so made to any such Holder or upon his order shall be valid and effective to satisfy and discharge the liability upon such Note to the extent of the sum or sums so paid, and neither the Issuer, the Trustee nor the Note Registrar shall be affected by any notice to the contrary.

               SECTION II.11 Cancellation. All Notes surrendered upon payment of the final installment of principal pursuant to Section 2.9(c) hereof or otherwise surrendered for registration of transfer, conversion or exchange shall be delivered to the Trustee and shall be promptly canceled by it. The Issuer may at any time deliver to the Trustee for cancellation any Notes previously authenticated and delivered hereunder which the Issuer may have acquired in any manner whatsoever, and all Notes so delivered shall be promptly canceled by the Trustee. No Notes shall be authenticated in lieu of or in exchange for any Notes canceled as provided in this Section, except as expressly permitted by this Indenture.

               SECTION II.12 Access to List of Noteholders' Names and Addresses. The Note Registrar will furnish or cause to be furnished to the Trustee, the Issuer or any Noteholder promptly after receipt by the Note Registrar of a request therefor from the Trustee, the Issuer or such Noteholder in writing, a list, in such form as the Trustee, the Issuer or such Noteholder may reasonably require, of the primary contacts, names and addresses of the Noteholders as of the most recent Record Date. Every Noteholder by receiving and holding Notes, agrees with the Issuer, the Registrar and the Trustee that neither the Issuer, the Note Registrar nor the Trustee shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the Noteholders hereunder, regardless of the source from which such information was derived.

               SECTION II.13  Acts of Noteholders.

               (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by Noteholders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Noteholders in person or by an agent duly appointed in writing, and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and where required to the Issuer. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and conclusive in favor of the Trustee and the Issuer if made in the manner provided in this Section 2.13.

               (b) The fact and date of the execution by any Noteholder of any such instrument or writing may be proven in any reasonable manner which the Trustee deems sufficient.

               (c)  The  ownership  of Notes  shall be  proven by the Note
   Register.

               (d) Any request, demand, authorization, direction, notice, consent, waiver or other act by a Noteholder shall bind every Holder of Notes issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof, in respect of anything done, or omitted to be done by the Trustee or the Issuer in reliance thereon, whether or not notation of such action is made upon such Notes.

               (e) The Trustee may require such additional proof of any matter referred to in this Section 2.13 as it shall deem necessary.

                                  ARTICLE III

                               ISSUANCE OF NOTES

               SECTION III.1 Conditions to Authentication and Delivery of Notes. Following execution and delivery of this Indenture by the Issuer and the Trustee, Notes shall from time to time be executed by the Issuer and delivered to the Trustee for authentication and delivery together with the written order required pursuant to Section 2.5 hereof, and, thereupon, the same shall be authenticated; provided, however, that on or before the authentication and delivery of Notes on the Closing Date, and, as a condition to such authentication and delivery, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received the following:

      (i)A List of Loans, certified by an Authorized Officer of the Master Servicer;

      (ii)The originals of each Loan Document relating to each Loan;

      (iii)If any of the Transaction Documents include an instrument executed by a Hypothecation Borrower or a Consumer, the original instrument endorsed in blank by the Hypothecation Borrower or Consumer, or, if endorsed to the Originator or the Issuer, endorsed in blank by an Authorized Officer of the Originator or the Issuer;

      (iv)The originals of all Consumer Financing Documents (other than Consumer Financing Documents relating to the Atlantic Gulf Loan (which Loan is identified as Loan # 20100000672 on the List of Loans) which may be retained in microfiche form at the Servicer or related Subservicer);

      (v)If any of the Loan Collateral consists of real estate encumbered by a Mortgage, an original or copy time-stamped by the appropriate recording office of the recorded Mortgage and an original or copy time-stamped by the appropriate recording office of all amendments to such Mortgage;

      (vi)A copy of an officially certified document, dated not more than 30 days prior to the Closing Date (and, if available, confirmed on the Business Day prior to the Closing Date by telegram, telephone or other similar means), evidencing the due organization and good standing of the Issuer;

      (vii)A certificate of an Authorized Officer of the Issuer dated as of the Closing Date, certifying that (a) the Issuer is not in Default under this Indenture; (b) the issuance of the Notes applied for will not result in any breach of any of the terms, conditions or provisions of, or constitute a default under any indenture, mortgage, deed of trust or other agreement or instrument to which the Issuer is a party or by which it or its property is bound or any order of any court or administrative agency entered in any Proceeding to which the Issuer is a party or by which it or its property may be bound or may be subject; (c) the Issuer is the owner of each Loan Granted to the Trustee; the Issuer has not assigned any interest or participation in any such Loan; and the Issuer has full right to Grant each such Loan to the Trustee; (d) the Issuer has Granted to the Trustee all of its right, title, and interest in each Loan Granted to the Trustee; (e) other than liens created under or pursuant to the Indenture, the Trust Estate is free and clear of any pledge, charge or encumbrance thereon or with respect thereto created by or through the Issuer, and all action on the part of the Issuer to that end has been duly and validly taken; (f) after giving effect to the issuance of the Notes, the aggregate outstanding principal amount of the Notes will not exceed the Note Limit; and (g) all conditions precedent provided in this Indenture relating to the issuance, authentication and delivery of the Notes applied for have been complied with;

      (viii)An Opinion of Counsel (or Opinions of Counsel) to the Issuer, addressed to the Trustee and the Purchaser and dated as of the date of authentication of the Notes applied for, in the form attached hereto as Exhibit D;

      (ix)A fully executed copy of each of the following agreements:

             (A)  this Indenture;

             (B)  the Servicing Agreement;

             (C)  the Agency Agreements;

             (D)   the Purchase and Sale Agreement;

             (E)  the Deposit Account Assignment; and

             (F)  the Payment Direction Agreement.

      (x)A certificate of an Authorized Officer of the Issuer, dated as of the date of authentication of the Notes applied for, that the Issuer has filed or caused to be filed UCC-1 financing statements in the appropriate recording offices executed by the Issuer, as debtor, and naming the Trustee, as secured party, and the Loans and Loan Collateral as collateral;

      (xi)Copies of resolutions of the Board of Directors of the Master Servicer approving the execution, delivery and performance of the Servicing Agreement and the transactions contemplated thereby, certified by the Clerk or an Assistant Clerk of the Master Servicer;

      (xii)A copy of an officially certified document, dated not more than 30 days prior to the date of authentication of the Notes applied for (and, if available, confirmed on the Business Day prior to such date by telegram, telephone or other similar means), evidencing the due organization and good standing of the Master Servicer in the state of its organization; and

      (xiii)Other. Such other documents as may be reasonably requested by the Trustee or the Purchaser.

   Notwithstanding the foregoing, for each Loan constituting a Participation Interest, in lieu of the foregoing documents, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received a copy of the Loan Documents and the original participation certificate endorsed in blank by an Authorized Officer of the Originator.

           (a) Within 90 days of the Closing Date, the Issuer shall deliver to the Trustee (or the Collateral Agent) with respect to each Mortgage received by a Hypothecation Borrower from a Consumer and collaterally assigned to the Originator, the original or copy time-stamped by the appropriate recording office of such collateral assignment and an original collateral reassignment of such Mortgage (which may be contained in a blanket reassignment) from the Originator to the Issuer and from the Issuer to the Trustee (which may be contained in one instrument), executed in blank and in form suitable for recording by the Trustee (or the Collateral Agent) at any time an Event of Default exists.

         (b) On or before any Closing after the Closing Date, as a condition to the authentication and delivery of Notes on the date of such Closing, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received (i) the documents specified in Sections 3.1(i) through 3.1(v) above, and (ii) a certificate of an Authorized Officer of the Issuer dated the date of such Closing, certifying as to the matters set forth in Section 3.1 (vi) above.

         (c) Within 90 days of the Closing Date, the Issuer shall cause all lock-box or collection accounts in respect of the Loans or the Loan Collateral which on the Closing Date are owned or in the name of the "Master Servicer" to be transferred to an account or accounts in the name of the Trustee. The Trustee shall not have any obligations with respect to any such account, including, without limitation, any obligation to direct investments in such account or to respond to any inquiry with respect to any such account.

                                  ARTICLE IV

                            COVENANTS OF THE ISSUER

         SECTION IV.1 Payment of Principal and Interest. The Issuer will duly and punctually pay the principal of and interest on the Notes in accordance with the terms of the Notes and this Indenture.

         SECTION IV.2  Maintenance of Existence.

             (a) Except as permitted by Section 4.2(b), the Issuer will keep in full effect its existence, rights and franchises as a business trust under the laws of the State of its organization and the Issuer or any permitted successor hereunder will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Indenture, the Notes, the Servicing Agreement or any of the Loan Documents. The Issuer at all times shall hold itself out as having an existence separate from that of the Master Servicer, and shall keep books and records separate from those of the Master Servicer.

             (b) Any Person into which the Issuer hereunder may be merged or with which it may be consolidated on an involuntary basis, or any Person resulting from any such merger or consolidation to which the Issuer hereunder shall be a party, shall be the successor Issuer under this Indenture without the execution or filing of any paper, instrument or further act to be done on the part of the parties hereto, anything herein, or in any agreement relating to such merger or consolidation, by which any such successor Issuer may seek not to retain certain powers, rights and privileges theretofore obtaining for any period of time following such merger or consolidation, to the contrary notwithstanding.

         SECTION IV.3  Protection of Trust Estate.

             (a) The Issuer will from time to time execute and deliver or cause to be delivered all amendments hereto and all such financing statements, continuation statements, instruments of further assurance and other instruments, and will take such other action necessary or advisable to:

      (i)Grant more effectively all or any portion of the Trust Estate;

      (ii)maintain or preserve the lien (and the priority thereof) of this Indenture or carry out more effectively the purposes hereof;

      (iii)perfect, publish notice of, or protect the validity of any Grant made or to be made by this Indenture;

      (iv)preserve and defend title to the Trust Estate and the rights of the Trustee, and of the Noteholders secured thereby, in such Trust Estate against the claims of all Persons and parties; and

      (v)pay any and all taxes levied or assessed upon all or any part of the Trust Estate.

               (b) The Issuer hereby designates the Trustee its agent and attorney-in-fact to execute, upon the Issuer's failure to do so in a timely manner, any financing statement, continuation statement or other instrument required pursuant to this Section 4.3. Such power of attorney is coupled with an interest and irrevocable, and the Issuer hereby ratifies and confirms all that the Trustee may do by virtue thereof. Such designation shall not be deemed to create a duty in the Trustee to monitor the compliance by the Issuer with the foregoing covenants, and the duty of the Trustee to execute any instrument required pursuant to this Section 4.3 shall arise only if the Trustee has knowledge of the type described in Section 9.1(e) hereof of any Default by the Issuer in complying with the provisions of this Section 4.3.

         SECTION IV.4  Enforcement of Servicing Agreement.

               (a) The Noteholders agree that (i) the Issuer and the Trustee are hereby authorized to engage the Master Servicer to service the Loans pursuant to the Servicing Agreement, and (ii) the Trustee shall be entitled to rely on the services of the Master Servicer for purposes of servicing the Loans. Notwithstanding the foregoing, if the Trustee is notified by the Issuer or any of the Noteholders that action is necessary (x) for the enforcement of the Loans and the Loan Collateral, including without limitation, the prompt payment of all principal and interest and all other amounts due thereunder, consistent with the provisions of the Servicing Agreement, or (y) to defend, enforce, preserve and protect the rights and privileges of the Issuer and of the Noteholders under or with respect to the Loans and the related Loan Collateral, or (z) to preserve the Liens of the Loans and the Loan Collateral, the Trustee shall notify the Master Servicer and request that the Master Servicer take such action.

         The Issuer will punctually perform and observe all of its obligations and agreements contained in the Servicing Agreement. The Issuer shall cause the Master Servicer to diligently enforce all terms and covenants and to satisfy all conditions of the Servicing Agreement, including, without limitation, the prompt payment of all principal and interest and all other amounts due thereunder. The Issuer at all times shall cause to be defended, enforced, preserved and protected the rights and interests of the Issuer, the Trustee and the Noteholders under or with respect to the Servicing Agreement.

               (b) If the Issuer shall have knowledge of the occurrence of an Event of Default under the Servicing Agreement, the Issuer shall promptly notify the Trustee thereof, and shall specify in such notice the action, if any, the Issuer is taking in respect of such Event of Default. If such Event of Default arises from the failure of the Master Servicer to perform any of its duties or obligations under the Servicing Agreement with respect to the Loans securing the Notes, the Issuer may remedy such failure. So long as any such Event of Default under the Servicing Agreement shall be continuing, the Trustee may, and upon the direction of (i) the Purchaser while the Purchaser is a Holder of Notes, or (ii) the Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes (other than Notes owned by the Originator or any Affiliate of the Originator), the Trustee shall terminate all of the rights and powers of the Master Servicer under the Servicing Agreement pursuant to Section 6.1 of the Servicing Agreement. Unless directed or permitted by the Trustee or the Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes (other than Notes owned by the Originator or any Affiliate of the Originator), the Issuer may not waive any such Event of Default under the Servicing Agreement or terminate the rights and powers of the Master Servicer under the Servicing Agreement.

               (c) Upon any termination of the Master Servicer's rights and powers pursuant to Section 5.1 of the Servicing Agreement, all rights, powers, duties, obligations and responsibilities of the Master Servicer with respect to the related Loans shall vest in and be assumed by a Successor Master Servicer appointed by the Issuer with the consent of (i) the Purchaser, while the Purchaser is a Holder of Notes, and (ii) the then Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes (provided, that the Holder of any Notes owned by the Originator or any Affiliate of the Originator shall not be entitled to participate in any consent of the proposed Successor Master
   Servicer as an affiliate of the Originator), and such Successor Master Servicer shall be the successor in all respects to the Master Servicer in its capacity as servicer with respect to such Loans under the Servicing Agreement. No resignation or termination of the Master Servicer under the Servicing Agreement shall be effective until a Successor Master Servicer has been appointed and assumed the duties of the Master Servicer. Upon such appointment, such Successor Master Servicer shall enter into a servicing agreement with the Issuer and the Trustee, such agreement to be substantially similar to the Servicing Agreement. If, within 15 days after the termination or resignation of the Master Servicer, the Issuer shall not have obtained such a new servicer acceptable to the Noteholders as provided above, the Trustee may appoint, or may petition a court of competent jurisdiction to appoint, a successor servicer to service the Loans. In connection with any such appointment, the Trustee may make such arrangements for the compensation of such successor as it and such successor shall agree, and the Issuer shall enter into an agreement with such successor for the servicing of such Loans, such agreement to be in form and substance satisfactory to the Trustee and
   (i) the Purchaser while the Purchaser is a Holder of Notes and (ii) the then Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes. Any such compensation of the successor servicer shall not be in excess of that payable to the Master Servicer under the Servicing Agreement, unless the Master Servicer or some other Person agrees to pay such additional compensation.

               (d) If any of the Noteholders or the Issuer notifies the Trustee that action is necessary in order to defend, enforce, preserve or protect the rights and interests of the Issuer and the Noteholders under or with respect to the Servicing Agreement, the Trustee shall notify the Issuer or the Master Servicer, as the case may be, and direct the notified party to diligently enforce all terms and covenants and satisfy all conditions of the Servicing Agreement. The Trustee may, without the consent of any Noteholder, enter into or consent to any amendment or supplement to the Servicing Agreement for the purpose of increasing the obligations or duties of any party other than the Trustee or the Noteholders. Except as provided above in this paragraph, the Trustee shall not consent or agree to or permit any amendment, modification or waiver of the Servicing Agreement without the prior consent thereto of the Holders of 66-2/3% of the aggregate outstanding principal amount of the Notes (without regard to any Notes owned by the Master Servicer or any of its Affiliates). The Trustee may, in its discretion, decline to enter into or consent to any such supplement or amendment if its own rights, duties or immunities shall be adversely affected.

         SECTION IV.5 Books of Account. The Issuer covenants that the books of record and account of the Issuer and, pursuant to the provisions of the Servicing Agreement, the Master Servicer shall at all times be subject to the inspection and use of the Trustee and any Holder of Notes and of their respective agents and attorneys.

         SECTION IV.6 Performance of Obligations. The Issuer will punctually perform and observe all of its obligations and agreements under the terms of this Indenture and the Notes. The Issuer will not take any action, and will use its best efforts not to permit any action to be taken by others, which would release any Person's covenants or obligations under any instrument included in the Trust Estate, or which would result in the hypothecation, subordination, termination or discharge of, or impair the validity or effectiveness of, any such instrument, except as expressly provided in this Indenture.

         SECTION IV.7 Negative Covenants. Except as expressly permitted by this Indenture or contemplated by the Servicing Agreement, the Issuer will not:
               (a) sell, transfer, exchange or otherwise dispose of any of the Trust Estate;

               (b) claim any credit on, make any deduction from the principal or interest payable in respect of the Notes (other than amounts required to be withheld from such payments under the Code or any other applicable state or federal law) or assert any claim against any present or former Noteholder by reason of the payment of any taxes levied or assessed upon any of the Trust Estate;

               (c) engage in any business or activity or create, incur, assume or in any manner become liable on any debt other than in connection with, or relating to, the issuance of the Notes pursuant to this Indenture;

               (d) amend the certificate of incorporation of the Issuer without the prior written consent of the Purchaser;

               (e)  dissolve or liquidate in whole or in part;

               (f) consolidate with or merge into any other Person or convey, transfer or lease substantially all of its assets as an entirety to any Person unless the Person formed by such consolidation or into which the Issuer has been merged or the Person which acquires substantially all of the assets of the Issuer as an entirety is an organization organized under the laws of a state in the United States, can lawfully perform the obligations of the Issuer hereunder and executes and delivers to the Trustee an agreement, in form and substance reasonably satisfactory to the Trustee, which contains an assumption by such successor entity of the due and punctual performance and observance of each representation, warranty, covenant and obligation to be made, performed or observed by the Issuer under this Indenture;

               (g) (i) permit the validity or effectiveness of this Indenture to be impaired or permit the lien of this Indenture with respect to the Trust Estate to be subordinated, terminated or discharged, or permit any Person to be released from any covenants or obligations under this Indenture, the Loans or the Loan Collateral, (ii) permit any lien, pledge, charge, adverse claim, security interest, mortgage or other encumbrance (other than liens created under or pursuant to this Indenture) to be created on or extend to or otherwise arise upon or burden the Trust Estate or any part thereof or any interest therein or the proceeds thereof, or (iii) permit the lien of this Indenture not to constitute a perfected security interest in the Trust Estate;

               (h) permit any material amendment to the Loan Documents or waive any payment default thereunder;

               (i) permit any amendment or modification to the Servicing Agreement; or

               (j) permit any amendment or modification to any Consumer Financing Document.

         SECTION IV.8 Protection of Security: Power to Issue Notes and Grant Trust Estate; Indenture to Constitute Contract. The Issuer represents, warrants and covenants that:

               (a) The Issuer is, and at all times during the term of this Indenture will be, a corporation duly organized and validly existing in good standing under the laws of the State of Delaware; and the Issuer is, and at all times during the term of this Indenture will be, duly qualified to do business as a foreign corporation and in good standing under the laws of each jurisdiction where the character of its property, the nature of its business or the performance of its obligations under this Indenture makes such qualification necessary except where the failure to be so qualified will not have a material adverse effect on the business of the Issuer or its ability to perform its obligations under this Indenture or any other documents or transactions contemplated hereunder or the validity or enforceability of the Loans;

               (b) The Issuer holds, and at all times during the term of this Indenture will hold, all material licenses, certificates, franchises and permits from all governmental authorities necessary for the conduct of its business and has received no notice of proceedings relating to the revocation of any such license, certificate, franchise or permit, which singly or in the aggregate, if the subject of an unfavorable decision, ruling or finding, would materially and adversely affect its ability to perform its obligations under this Indenture or any other documents or transactions contemplated hereunder or the validity or enforceability of the Loans;

               (c) The Issuer has, and at all times during the term of this Indenture will have, all requisite power and authority to own its properties, to conduct its business, to execute and deliver this Indenture and all documents and transactions contemplated hereunder, to perform all of its obligations under this Indenture and any other documents or transactions contemplated hereunder, to issue the Notes and to Grant the Trust Estate in the manner and to the extent provided herein. The Issuer has all requisite power and authority to acquire, own, sell and convey to the Trustee the Trust Estate;

               (d) This Indenture, the Notes and all other documents and instruments required or contemplated hereby to be executed and delivered by the Issuer have been duly authorized, executed and delivered by the Issuer and, assuming the due execution and delivery by the other party or parties hereto and thereto, if any, constitute legal, valid and binding agreements enforceable against the Issuer in accordance with their respective terms subject, as to the enforcement of remedies, to bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the enforceability of creditors' rights generally applicable in the event of the bankruptcy, insolvency or reorganization of the Issuer and to general principles of equity;

               (e) The execution, delivery and performance by the Issuer of this Indenture, the Notes and any other documents and transactions in connection herewith to which the Issuer is a party do not and will not (i) violate any of the provisions of the organizational documents or by-laws of the Issuer;
   (ii) violate any provision of any law, governmental rule or regulation currently in effect applicable to the Issuer or its properties or by which the Issuer or its properties may be bound or affected, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect applicable to the Issuer or its properties or by which the Issuer or its properties are bound or affected, (iv) conflict with, or result in a breach of, or constitute a default under, any of the provisions of any indenture, mortgage, deed of trust, contract or other instrument to which the Issuer is a party or by which it is bound or (v) except for the Grant hereunder, result in the creation or imposition of any lien upon any of its properties pursuant to the terms of any such indenture, mortgage, deed of trust, contract or other instrument;

               (f) Except for the filing of financing statements and the recording of assignments contemplated hereby, no consent, approval, order or authorization of, and no filing with or notice to, any court or other governmental authority in respect of the Issuer is required in connection with the authorization, execution, delivery or performance by the Issuer of this Indenture, the Notes or any of the other documents or transactions contemplated hereunder;

               (g) The Issuer is not in default under any agreement, contract, instrument or indenture to which the Issuer is a party or by which it or its properties is or are bound, or with respect to any order of any court, administrative agency, arbitrator or governmental body which would have a material adverse effect on the transactions contemplated hereunder; and no event has occurred which with notice or lapse of time or both would constitute such a default with respect to any such agreement, contract, instrument or indenture, or with respect to any such order of any court, administrative agency, arbitrator or governmental body;

               (h) There is no pending or, to the best of the Issuer's knowledge, threatened action, suit, proceeding or investigation before any court, administrative agency, arbitrator or governmental body against or affecting the Issuer which, if decided adversely, would materially and adversely affect (i) the condition (financial or otherwise), business or operations of the Issuer, (ii) the ability of the Issuer to perform its obligations under, or the validity or enforceability of, this Indenture or any other documents or transactions contemplated under this Indenture, (iii) any Loan Collateral, (iv) the Master Servicer's ability to service the Loans;

               (i) No document, certificate or report furnished or required to be furnished by the Issuer pursuant to this Indenture contains or will contain when furnished any untrue statement of a material fact or fails or will fail to state a material fact necessary in order to make the statements contained therein not misleading;

               (j) Other than liens created under or pursuant to this Indenture, the Trust Estate is and will be free and clear of any pledge, charge or encumbrance thereon or with respect thereto created by or through the Issuer, and all action on the part of the Issuer to that end has been duly and validly taken;

               (k) The Issuer shall at all times, to the extent permitted by law, defend, preserve and protect the Grant of the Trust Estate and all the rights of Noteholders under this Indenture against all claims and demands of all Persons whomsoever claiming by, through or under the Issuer (except claims and demands of the Trustee under or pursuant to this Indenture);

               (l) The Issuer shall at all times hold itself out to the public, including creditors of the Originator, and carry out its business and conduct its affairs under the Issuer's own name and as a separate and distinct entity from the Originator or any of its Affiliates;

               (m) The Issuer shall at all times be responsible for the payment of all its obligations and indebtedness, shall at all times maintain a business office, records, books of account and funds separate from the Originator and shall observe all customary formalities of independent existence;

               (n) The Issuer shall make its books and records and the Note Register available to the Noteholders and the Trustee, at their own expense, for purposes of inspection and copying and shall, at the Issuer's expense, furnish, or cause to be furnished, to the Trustee or any Noteholder, promptly after receipt by the Issuer of a request therefor from the Trustee or such Noteholder in writing, a list of the primary contacts, names and addresses of the Noteholders as of the Record Date immediately preceding such request;

               (o) As long as any Note is outstanding, the Issuer shall not issue, incur, assume or guarantee any indebtedness or other obligation except for such indebtedness as may be incurred by the Issuer pursuant to this Indenture and related documents or instruments;

               (p) Each of the representations and warranties of the Originator set forth in the Purchase and Sale Agreement are true and correct as of the date when made, and the Issuer hereby makes such representations and warranties to the Trustee for the benefit of the Noteholders; and

               (q) The Issuer shall provide to each Noteholder (i) within 60 days of the end of each fiscal quarter the unaudited financial statements of the Issuer as of the end of such fiscal quarter, and (ii) within 135 days of the end of each fiscal year of the Issuer, the unaudited financial statements of the Issuer as of the end of such fiscal year.

         SECTION IV.9 Maintenance of Offices or Agency. The Issuer will maintain an office or agency, which may be changed in the discretion of the Issuer, within the United States of America at which Notes may be presented or surrendered for payment, Notes may be surrendered for registration of transfer or exchange and notices and demands to or upon the Issuer in respect of the Notes and this Indenture may be served. The Issuer hereby initially appoints the Trustee at its corporate trust office such office or agency. The Issuer will give prompt written notice to the Trustee of the location, and of any change in the location, of any such office or agency. If at any time the Issuer shall fail to maintain any such office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the corporate trust office, and the Issuer hereby appoints the Trustee at its corporate trust office its agent to receive all such presentations, surrenders, notices and demands.

         SECTION IV.10 Further Assurances. The Issuer will execute and deliver, or cause to be executed and delivered, all such additional instruments and do, or cause to be done, all such additional actions as (i) may be necessary or proper, consistent with the Granting Clause hereof, to carry out the purposes of this Indenture and to make subject to the lien hereof any property intended so to be subject, (ii) may be necessary or proper to transfer to any successor trustee the estate, powers, instruments and funds held in trust hereunder and to confirm the lien of this Indenture with respect to any series of the Notes, or (iii) the Trustee may reasonably request for any of the foregoing purposes. The Issuer hereby authorizes the Trustee to execute and file all such financing statements, continuation statements and other documents as the Trustee may deem necessary or advisable to make or keep effective the lien of this Indenture or any supplemental indenture and the priority thereof. The Trustee shall have no duty to monitor compliance by the Issuer with the foregoing covenants or to determine whether the execution or filing of any financing statements or any other document is necessary or advisable in connection with the foregoing.

                                   ARTICLE V

                     ACCOUNTS, DISBURSEMENTS AND RELEASES

         SECTION V.1 Collection of Money. Except as otherwise expressly provided herein, the Trustee may demand payment or delivery of, and shall receive and collect, directly and without intervention or assistance from any fiscal agent or other intermediary, pursuant to the terms hereof, all money and other property payable to or receivable by the Trustee pursuant to this Indenture, including all payments due on the Loans, in accordance with the respective terms and conditions of such Loans and the Loan Collateral. Except as otherwise expressly provided herein, the Trustee shall hold all such money and property received by it as part of the Trust Estate and shall apply it as provided in this Indenture.

         SECTION V.2  Payment Account.

               (a) On or prior to the Closing Date, the Trustee shall establish and thereafter maintain a separate trust account under the sole control of the Trustee entitled "The Chase Manhattan Bank, as trustee, in trust for the benefit of the holders of the Litchfield Hypothecation Corp. Hypothecation Loan Collateralized Notes--Payment Account." The Trustee shall make withdrawals from the Payment Account only as provided in this Indenture. Monies on deposit in the Payment Account shall be invested in accordance with
   Section 5.3 hereof.

               (b) Not later than the Business Day immediately following receipt thereof, the Trustee shall deposit or cause to be deposited into the Payment Account all monies received by the Trustee in respect of the Loans (including all payments, insurance proceeds, condemnation proceeds, recoveries and Servicer Advances, if any) in immediately available funds;

               (c) On each Payment Date, the Trustee, in accordance with the Master Servicer's Certificate, shall withdraw and distribute or cause to be distributed all monies received in the related Collection Period on deposit in the Payment Account (including any Investment Income with respect to such monies on deposit in the Payment Account) in the following order of priority:

       (i) To the Trustee, all accrued and unpaid fees and reimbursable expenses due and payable to the Trustee pursuant to Section 9.7 hereof;

           (ii) If the Master Servicer is not the Originator or an Affiliate of the Originator, to the Master Servicer by wire transfer of immediately available funds, an amount equal to the Servicing Fee due and payable on such Payment Date plus all Servicer Advances made by the Master Servicer on previous Payment Dates to the extent the Master Servicer has not been reimbursed for such Servicer Advances;

      (iii)To the Holders of Notes on the Record Date relating to such Payment Date, interest accrued on the Notes in the related Payment Period;

      (iv)Pro rata to the Holders of Notes on the Record Date relating to such Payment Date, the Principal Payment Amount due and payable, if any, with respect to the Notes;

      (v)If the Master Servicer is the Originator or an Affiliate of the Originator, to the Master Servicer by wire transfer of immediately available funds, an amount equal to the Servicing Fee due and payable on such Payment Date plus all Servicer Advances made by the Master Servicer on previous Payment Dates to the extent the Master Servicer has not been reimbursed for such Servicer Advances; and

      (vi)Provided no Payment Default has occurred and is continuing, to the Issuer, all remaining amounts on deposit in the Payment Account, plus all Investment Income, if any, then held in the Payment Account to the extent not needed to make the distributions required by clauses (i) through (v) of this
   Section 5.2(c);

           SECTION V.3 Servicer Advances. If on the date which is two Business Days prior to a Payment Date, amounts on deposit in the Payment Account are insufficient to make the distributions required to be made on such Payment Date pursuant to paragraphs (iii) and (iv) of Section 5.2 hereof, the Master Servicer shall be required to make a deposit in the amount of such shortfall into the Payment Account (each, a "Servicer Advance") on such date; provided, however, that the Master Servicer shall not be obligated to make any Servicer Advance if the Master Servicer determines that the Master Servicer will not be able to ultimately recover the full amount of such Servicer Advance; and, provided, further that at no time shall outstanding unreimbursed Future Advances in respect of any particular
   Loan exceed $100,000. The Master Servicer shall be entitled to reimbursement for any Servicer Advance as provided in Section 5.2 hereof.

         SECTION V.4 Investment of Funds. Amounts on deposit in the Payment Account shall, if and to the extent then permitted by law, be invested by the Trustee in Eligible Investments, at the written direction of an
   Authorized  Officer  of  the  Issuer.   Such investments shall mature on or
   before the Business Day preceding the Payment Date following the date of such investment. Net income or gain received and collected from such investments shall be credited and losses charged to the Payment Account.

         SECTION V.5 Repayment to the Issuer from the Accounts. After payment in full of the principal of, interest on, and all other amounts due and payable with respect to the Notes (in accordance with Section 7.1 hereof) and the payment of all fees, reimbursable charges and expenses of or other amounts owed to the Issuer, the Trustee, and the Note Registrar and all other amounts required to be paid hereunder, all amounts remaining in the Payment Account shall be paid to the Issuer on its written order.

         SECTION V.6 Reports to the Noteholders. On each Payment Date, the Trustee will furnish to the Issuer and will include with each distribution to the Noteholders the Master Servicer's Certificate delivered pursuant to
   Section 3.1(a) of the Servicing Agreement.

                                  ARTICLE VI

                                  [RESERVED]


                                  ARTICLE VII

                        EVENTS OF DEFAULT AND REMEDIES

         SECTION VII.1 Events of Default. Each of the events described in clauses (a) through (l) below shall constitute an "Event of Default" with respect to the Notes (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

               (a) The Issuer shall fail to make any payment of principal on the Notes within two Business Days of the day the same becomes due and payable; or

               (b) The Issuer shall fail to make any payment of interest on the Notes within two Business Days of the day the same becomes due and payable; or

               (c) The Issuer shall fail to observe or perform in any material respects any of the covenants of the Issuer under Sections 4.2, 4.3, 4.4, 4.5, 4.6 or 4.9 hereof, which failure has continued for a period of 30 days; or

               (d) The Issuer shall fail to observe or perform its covenants under Section 4.7 hereof; or

               (e) Any  representation  or  warranty  of the Issuer set forth in
   Section 4.8 of this Indenture shall prove to be false in any material respect as of the date when made; or

               (f) The Issuer makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

               (g) The Issuer petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Issuer, or of any substantial part of the assets of the Issuer, or commences a voluntary case under the Bankruptcy Law of the United States or any proceedings relating to the Issuer, under the Bankruptcy Law of any other jurisdiction; or

               (h) Any such petition or application is filed, or any such proceedings are commenced, against the Issuer and the Issuer by any act indicates its approval thereof, consent thereto or acquiescence therein, or any order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings and such order, judgment or decree remains unstayed and in effect for more than 30 days; or

               (i) Any order, judgment or decree is entered in any proceedings against the Issuer decreeing the dissolution of the Issuer and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

               (j) A final judgment in an amount in excess of $50,000 is rendered against the Issuer, and within 60 days after entry thereof, such judgment is not discharged or execution thereof stayed pending appeal, or within 60 days after the expiration of any such stay, such judgment is not discharged;

               (k) Any assignment by the Issuer to a delegate of its duties or rights hereunder, except as specifically permitted hereunder, or any attempt to make such an assignment; or

               (l) Any occurrence or existence of any Event of Default (as defined in the Servicing Agreement) under the Servicing Agreement.


               SECTION VII.2 Acceleration of Maturity. (a) Upon the occurrence and continuance of an Event of Default,(i) if such event is an Event of Default specified in clause (h), (i), (j) or (k) of Section 7.1, all of the Notes at the time outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Issuer, and (ii) if such event is any other Event of Default, the Trustee may, and, upon the written request of over 25% in aggregate outstanding principal amount of the Notes (by notice in writing to the Issuer and the Trustee), shall declare all of the Notes to be, and all of the Notes shall thereupon be and become, immediately due and payable together with interest accrued thereon, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Issuer.

               (b) At any time after a declaration pursuant to Section 7.2(a), but before any judgment or decree for the payment of monies due shall have been obtained or entered, unless the same has been discharged, and before the Notes have matured by their terms, or as otherwise provided herein, if all overdue payments of principal and interest upon such Notes, together with the reasonable and proper charges, expenses and liabilities of the Trustee and the Holders of such Notes and their respective agents and attorneys and all other sums then payable by the Issuer under this Indenture (except the principal of and interest accrued since the next preceding Payment Date on such Notes or due and payable solely by virtue of such declaration) shall either be paid by or for the account of the Issuer or provisions satisfactory to the Holders of 51% of the aggregate outstanding principal amount of the Notes shall be made for such payment, and all Events of Default under such Notes and under this Indenture (other than the payment of principal and interest due and payable solely by reason of such declaration) have been cured to the satisfaction of the Holders of 51% of the aggregate outstanding principal amount of the Notes or provision deemed by the Holders of 51% of the aggregate outstanding principal amount of the Notes to be adequate has been made therefor, then and in every such case the Holders of 51% of the aggregate outstanding principal amount of the Notes by written notice to the Issuer and to the Trustee, shall have the right, but not be obligated to, rescind such declaration and annul such Event of Default in its entirety. For purposes of the foregoing sentence, the Holders of 51% of the aggregate outstanding principal amount of the Notes shall be determined without regard to any Notes owned by the Originator or any of its Affiliates. No such rescission and annulment shall extend to or affect any subsequent Event of Default or impair or exhaust any right or power consequent thereon.

               SECTION VII.3 Enforcement of Remedies. (a) If an Event of Default shall have occurred and be continuing and the Notes have been declared due and payable and such declaration and its consequences have not been rescinded and annulled, the Trustee may, and upon the written request of the Holders of over 25% in aggregate outstanding principal amount of the Notes shall, proceed to protect and enforce its rights and the rights of the Noteholders under the Notes and this Indenture and take one or more of the following actions without limitation:

      (i)proceed to protect and enforce its rights and the rights of the Noteholders by appropriate Proceedings whether by the specific enforcement of any covenant or agreement in this Indenture or in the aid of the exercise of any power granted herein, or to enforce any other property remedy;

      (ii)institute Proceedings for the collection of all amounts then payable on the Notes, whether by declaration or otherwise, enforce any judgment obtained, and collect any monies adjudged due;

      (iii)in accordance with Section 7.13, sell the Trust Estate or any portion thereof or rights or interest therein, at one or more public or private sales called and conducted in any manner permitted by law;

      (iv)institute Proceedings from time to time for the complete or partial foreclosure of this Indenture with respect to the Trust Estate; and

      (v)exercise any remedies of a secured party under the Uniform Commercial Code and take any other appropriate action or protect and enforce the rights and remedies of the Trustee or the Noteholders hereunder.

               (b) In the enforcement of any right or remedy under the Notes or this Indenture, the Trustee shall be entitled to sue for, enforce payment on and receive any and all amounts then or during any Event of Default becoming, and any time remaining, due from the Issuer, for principal and interest, or otherwise, under any of the provisions of the Notes or this Indenture, and unpaid, with interest on overdue payments at the rate or rates of interest specified in the Notes, together with any and all costs and expenses of collection and of all Proceedings under the Notes or the Indenture, without prejudice to any other right or remedy of the Trustee or the Noteholders and to recover and enforce judgments or decrees against the Issuer, but solely as provided in this Indenture and in the Notes for any amounts remaining unpaid, with interest, costs and expenses, and to collect (but solely from moneys available therefor to the extent provided in this Indenture) in any manner provided by law, the moneys adjudged or decreed to be payable. The Trustee shall file such proof of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee and the Noteholders allowed in any judicial proceeding, relative to the Issuer or its creditors or property.

               (c) The Trustee may, and if requested in writing by the Holders of over 51% in aggregate outstanding principal amount of the Notes and furnished with reasonable security and indemnity (an unsecured agreement of indemnity of the Purchaser being deemed sufficient for such purpose), shall, institute and maintain such suits and proceedings or take such other acts as it may be advised shall be necessary or expedient to prevent any impairment of the security under this Indenture or under any Loan Collateral by any acts which may be unlawful or in violation of this Indenture or of such Loan Collateral, and such suits and proceedings as the Trustee may be advised shall be necessary or expedient to preserve or protect its interests and the interests of the Noteholders; provided, that such request shall not be otherwise than in accordance with the provisions of law and of this Indenture.

               SECTION VII.4 Application of Money Collected Upon Acceleration. If the Notes have been declared due and payable pursuant to Section 7.2 hereof, any moneys collected by the Trustee pursuant to this Article VII or otherwise held by the Trustee as part of the Trust Estate shall be applied in the following order at the date or dates fixed by the Trustee and, in case of the distribution of such moneys on account of principal of and interest on the Notes upon presentation and surrender thereof:

               FIRST:  To the payment of amounts  due the Trustee  pursuant to
   Section 9.7 hereof including amounts payable to the Trustee acting as Master Servicer;

               SECOND: To the payment of all the amounts then due and unpaid upon the Notes for:

               (a)      all  interest   payable  on  the  Notes   through  the
   Acceleration Date;

               (b)      interest    from   the   first   day   following   the
   Acceleration Date to the date of payment in full of the aggregate principal amount of the Notes; and

               (c) interest on any overdue installments of interest on the Notes from the due date of any such installments to the date of payment but only to the extent that payment of such interest shall be legally enforceable;

   such funds to be allocated in proportion to the total amount of interest otherwise payable on the Notes;

               THIRD: To the payment of all amounts then due and unpaid upon the Notes for principal ratably, without preference or priority of any kind;

               FOURTH: To the payment of all other amounts to the persons entitled thereto in accordance with this Indenture.

               SECTION VII.5 Unconditional Rights of Noteholders To Receive Principal and Interest. Notwithstanding any other provision in this Indenture, the Holder of any Note shall have an absolute and unconditional right to receive payment of the principal of and interest on such Note (subject to Section 2.9 hereof) on or after the respective Payment Dates expressed in such Note, and such right shall not be impaired without the consent of such Holder.

               SECTION VII.6 Restoration of Rights and Remedies. If the Trustee or any Noteholder has instituted any Proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Noteholder, then and in every such case the Issuer, the Trustee
   and  the  Noteholders   shall,   subject  to  any determination in such
   proceedings, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee and the Noteholders shall continue as though no such Proceeding had been instituted.

               SECTION VII.7 Rights and Remedies Cumulative. No right or remedy herein conferred upon or reserved to the Trustee or to the Noteholders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise; the assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

               SECTION VII. 8 Delay or Omission Not Waiver. No delay or omission of the Trustee or any Holder to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every such right and remedy given by this Article VII or by law to the Trustee or to the Noteholders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Noteholders, as the case may be.

               SECTION VII9 Control by Noteholders. Subject to the provisions of Section 7.2, Section 7.3 and Section 7.7, the Holders of at least 51% of the aggregate outstanding principal amount of the Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee with respect to the Notes or exercising any trust or power conferred on the Trustee with respect to the Notes; provided that:

               (a) such direction shall not be in conflict with any rule of law or with this Indenture;

               (b) the Trustee shall have been provided with indemnity reasonably satisfactory to it;

               (c) subject to (d) below, any direction to the Trustee to undertake a sale of the Trust Estate or any part thereof shall be by the Holders of Notes representing not less than 66-2/3% of the aggregate outstanding principal amount of the Notes; and

               (d) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction; provided, however, that, subject to Section 9.1 hereof, the Trustee need not take any action which it determines might involve it in liability or may be unjustly prejudicial to the Noteholders not consenting.

               SECTION VII.10 Waiver of Past Events of Default. Prior to the time a judgment or decree for payment of the money due has been obtained by the Trustee, as provided in this Article VII, the Trustee may waive any past Event of Default with respect to the Notes and its consequences except an Event of Default (a) in the payment of principal of or interest on any of the Notes or (b) in respect of a covenant or provision hereof which cannot be modified or amended without the consent of the Holder of each Note affected. Upon any such waiver, such Event of Default shall cease to exist and be deemed to have been cured and not to have occurred, and any Event of Default arising therefrom shall be deemed to have been cured, and not to have occurred for every purpose of this Indenture. In the case of any such waiver, the Issuer, the Trustee and the Holders of the Notes shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other Event of Default or impair any right consequent thereon.

               SECTION VII.11 Undertaking for Costs. The Issuer and the Trustee agree, and each Noteholder by such Noteholder's acceptance of a Note shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture undertaken by the Trustee at the direction of the Noteholders, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 7.11 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Noteholder, or group of Noteholders, holding in the aggregate at least 51% of the aggregate outstanding principal amount of the Notes, or to any suit instituted by any Noteholder for the enforcement of the payment of principal of or interest on any Note, which principal or interest is due and payable.

               SECTION VII.12 Issuer Waiver of Stay or Extension Laws; Waiver of Ju. (i) The Issuer covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Issuer (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

               (ii) The Issuer and the Trustee each hereby waives the right to trial by jury in any Proceeding of any kind arising out of or in respect of this Indenture or any Note.

               SECTION VII.13 Sale of Trust Estate.

               (a) The power to effect any sale of any portion of the Trust Estate pursuant to Section 7.3 hereof shall not be exhausted by any one or more sales as to any portion of the Trust Estate remaining unsold, but shall continue unimpaired until either the entire Trust Estate shall have been sold or all amounts payable on the Notes and under this Indenture shall have been paid pursuant to Section 7.4. The Trustee may from time to time postpone any sale by public announcement made at the time and place of such sale. The
   Trustee hereby expressly waives its right to any amount fixed by law as compensation for any sale; provided, however, that such waiver does not apply to any amounts to which the Trustee is otherwise entitled under Section 9.7 hereof.

               (b) The Trustee may bid for and acquire any portion of the Trust Estate in connection with a public sale or, to the extent permitted by law, a private sale thereof, and in lieu of paying cash to the Issuer therefor, may make settlement for the purchase price by applying to the gross sale price in payment therefor the sum of (i) the amount of unpaid principal of and accrued interest on the Notes, and (2) the expenses of the sale and of any proceedings in connection therewith which are reimbursable to it pursuant to
   Section 9.7 hereof and other amounts due hereunder and secured by the Trust Estate. The Notes need not be produced to complete any such sale.

               (c) The Trustee shall execute and deliver an appropriate instrument of conveyance transferring its interest in any portion of the Trust Estate in connection with a sale hereof. In addition, the Trustee is hereby irrevocably appointed an agent and attorney-in-fact of the Issuer to transfer and convey the Issuer's interest in any portion of the Trust Estate in connection with a sale thereof, and to take all action necessary to effect such sale. No purchaser or transferee at such a sale shall have any
   obligation   to  ascertain  the   Trustee's   authority,   inquire  into  the
   satisfaction of any conditions precedent or see to the application of any moneys.

               SECTION VIII.1 Satisfaction and Discharge of Indenture. The Trustee's right to seek and recover judgment on the Notes or under this Indenture shall not be affected by the seeking, obtaining or application of any other relief under or with respect to this Indenture. Neither the lien of this Indenture nor any rights or remedies of the Trustee or the Noteholders shall be impaired by the recovery of any judgment by the Trustee against the Issuer or by the levy of any execution under such judgment upon any portion of the Trust Estate or upon any of the assets of the Issuer.


                                  ARTICLE VIII

                           SATISFACTION AND DISCHARGE

               SECTION VIII.1 Satisfaction and Discharge of Indenture. This Indenture shall cease to be of further effect except as to (a) rights of
   registration   of  transfer  and  exchange,   (b)  rights  of substitution
   of new Notes for mutilated, destroyed, lost or stolen Notes, (c) rights of Noteholders to receive payments of principal thereof and interest thereon,
   (d) the rights, obligations and immunities of the Trustee hereunder, and (e) the rights of Noteholders as beneficiaries hereof with respect to the property so deposited with the Trustee and payable to them, and the Trustee, on demand of and at the expense of the Issuer, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when:

               (a) all Notes theretofore authenticated and delivered (other than Notes which have been mutilated, destroyed, stolen and which have been replaced, or paid as provided in Section 2.8 hereof) have been delivered to the Trustee for cancellation; and

               (b)  the  Issuer  has  delivered  to  the  Trustee  an  Officer's
   Certificate stating that there has been compliance with all conditions precedent herein provided for the satisfaction and discharge of this Indenture.

               Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Issuer to the Trustee under Section 9.7 hereof and of the Trustee to the Issuer and the Noteholders, as the case may be, under
   Section 8.2 hereof and the provisions of Article II hereof with respect to lost, stolen, destroyed or mutilated Notes, registration of transfer and exchange of Notes, and rights to receive payments of principal of or interest on the Notes shall survive.

               SECTION VIII.2 Application of Trust Money. All moneys deposited with the Trustee pursuant to Article V hereof shall be held in trust by the Trustee, in its trust capacity and not in its commercial capacity, and applied by the Trustee in accordance with the provisions of the Notes and this Indenture, to the payment to the Holders of the Notes, and, if required hereunder, to the Issuer.

               SECTION VIII.3  Release of Trust Estate.

               (a) Subject to the  payment of its fees and expenses  pursuant to
   Section 9.7 hereof and only when and to the extent required by the provisions of this Indenture, the Trustee (or any Collateral Agent on its behalf) shall execute instruments to release property from the lien of this Indenture, or convey the Trustee's interest in the same, in a manner and under circumstances which are not inconsistent with the provisions of this Indenture. No party relying upon an instrument executed by the Trustee as provided in this Article V shall be bound to ascertain the Trustee's authority, inquire into the satisfaction of any conditions precedent or see to the application of any moneys.

               (b) The Trustee shall, at such time as there are no Notes outstanding and all sums due the Trustee pursuant to Section 9.7 hereof have been paid, release the Trust Estate from the lien of this Indenture.

               (c) Upon receipt of an Officer's Certificate of the Master Servicer substantially in the form of Exhibit E stating either (i) that all payments of principal and interest have been made upon any Loan held by the Trustee, or the Collateral Agent on behalf of the Trustee, hereunder and deposited into the Payment Account or (ii) that the Trustee has received an amount sufficient to prepay a principal amount of the Notes equal to the outstanding principal amount of a Loan in accordance with Section 2.9(c)(ii)(B)(iv) hereof, the Trustee, or the Collateral Agent on behalf of the Trustee, shall promptly release, reassign without representation or recourse and deliver the Loan Documents with respect to such Loan to the Issuer.

                                  ARTICLE IX

                                  THE TRUSTEE

               SECTION IX.1  Certain Duties and Responsibilities

               (a)  Except during the continuance of an Event of
   Default:

          (i) the duties of the Trustee shall be determined solely by the express provisions of this Indenture and the Trustee need perform only those duties and no others; the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

         (ii in the absence of bad faith on its part, the Trustee may conclusively rely upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture, including investment instructions received pursuant to Section 5.4 hereof, as to the truth of the statements and the correctness of the opinions expressed therein; but in the case of any such certificates or opinions which by any provision of this Indenture are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform as to form to the requirements of this Indenture.

               (b In case an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

               (c No provision of this Indenture, including, without limitation, Section 9.7, shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

      (i0this subsection shall not be construed to limit the effect of subsection (a) of this Section 9.1;

      (ii0the Trustee shall not be liable for any error of judgment made in good faith by an Authorized Officer of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts; and

      (iii0the Trustee shall not be personally liable with respect to any action taken or omitted to be taken by it in good faith in accordance with any direction received by the Trustee in accordance with the terms of this Indenture from the Holders of at least 51% (or such other percentage as may be required by the terms hereof) of the then aggregate outstanding principal amount of the Notes relating to the time, method and place of conducting any Proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture.

               (d Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct of, affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

               (e For all purposes under this Indenture, the Trustee shall not be deemed to have notice of any Default or Event of Default (other than an Event of Default described in Sections 7.1(a) or (b) hereof) or a Default or Event of Default under any document included in the Trust Estate, unless an Authorized Officer of the Trustee has actual knowledge thereof or unless the Trustee has received written notice thereof at the Trust Office and such notice references the Notes generally, the Issuer, the Trust Estate or this Indenture. For purposes of determining the Trustee's responsibility and liability hereunder, whenever reference is made in this Indenture to a Default or an Event of Default, such reference shall be construed to refer only to the Default or the Event of Default of which the Trustee is deemed to have notice pursuant to this Section 9.1(e).

               (f No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if there shall be reasonable ground for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it, the Trustee having the right to require an indemnity pursuant to subparagraph (g) below.

               (g The Trustee shall not be under any obligation to institute any suit, or to take any remedial Proceeding under this Indenture, or to enter any appearance in or in any way defend any suit in which it may be made defendant, or to take any steps in the execution of the trusts hereby created, the performance of any of its duties hereunder or in the enforcement of any rights and powers hereunder until it shall be indemnified to its reasonable satisfaction against any and all costs and expenses, outlays and counsel fees and other reasonable disbursements and against all liability, except liability which is adjudicated to have resulted from its own negligence or willful misconduct, in connection with any action so taken.

               (h Notwithstanding any extinguishment of all right, title and interest of the Issuer in and to the Trust Estate following an Event of Default and a consequent declaration of acceleration of the maturity of the Notes, whether such extinguishment occurs through a sale of the Trust Estate to another person, the acquisition of the Trust Estate by the Trustee or otherwise, the rights, powers and duties of the Trustee with respect to the Trust Estate (or the proceeds thereof) and the Noteholders and the rights of the Noteholders shall continue to be governed by the terms of this Indenture.

               (i The Trustee shall keep and maintain proper books of record and accounts relating to the Notes in which full, true and correct entries will be made of all dealings or transactions of the Trustee in relation to the Notes, the Accounts and the Issuer. The Trustee shall keep such books of record and accounts available for inspection by the Issuer or by any Holder of Notes during reasonable business hours and under reasonable circumstances. For purposes of preparing such books and records, the Trustee is authorized to retain outside accountants at the expense of the Issuer.

               SECTION IX.2 Notice of Events of Default. Promptly after the Trustee shall have notice of the occurrence of any Default or Event of Default, the Trustee shall transmit by mail to all Holders and the Issuer notice of such Event of Default known to the Trustee.

               SECTION IX.3 Certain Rights of the Trustee. Except as otherwise expressly provided in Section 9.1 hereof:

               (a in the absence of bad faith or negligence the Trustee conclusively may rely on and shall be protected in acting or refraining from acting when doing so, in each case in accordance with any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document believed by the Trustee to be genuine and to have been signed or presented by the proper party or parties, and the Trustee need not investigate any facts stated therein;

               (b whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officer's Certificate;

               (c before the Trustee acts or refrains from acting, it may require an Officer's Certificate or Opinion of Counsel, or both, and the Trustee shall not be liable for any action it takes, suffers or omits in reliance on either thereof; the Trustee may consult with counsel, and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of the legality of any action taken, suffered or omitted by the Trustee hereunder in good faith and in reliance thereon;

               (d the Trustee shall not be under any obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Noteholders pursuant to this Indenture, unless such Noteholders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

               (e the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document, but the Trustee in its discretion may make such further inquiry or investigation into such facts or matters as it may see fit, and if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled, on reasonable prior notice to the Issuer, to examine the books, records and premises of the Issuer, personally or by agent or attorney, during the Issuer's normal business hours; provided that the Trustee shall and shall cause its agents to hold in confidence all such information except to the extent disclosure may be required by law and except to the extent that the Trustee, in its sole judgment, may determine that such disclosure is consistent with its obligations hereunder;

               (f the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder;

               (g the Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within the rights or powers conferred upon it by this Indenture; and

               (h to the extent a Person other than the Trustee is appointed by the Issuer to act as Note Registrar, such Person shall be an agent of the Issuer, and the Trustee shall not be liable or responsible by reason of any act or omission of any such Person.

               SECTION IX.4 Not Responsible for Recitals or Issuance of Notes. The recitals contained herein and in the Notes, except any such recitals relating to the Trustee, shall be taken as the statements of the Issuer, and the Trustee assumes no responsibility for their correctness. The Trustee shall not be responsible for and makes no representation as to the validity or sufficiency of this Indenture, the Notes or the Trust Estate. The Trustee shall not be accountable for the Issuer's issue of the Notes or application of the proceeds thereof or for any money paid to the Issuer or upon the Issuer's direction under any of the provisions of this Indenture. The Trustee is not responsible for the use or application of any moneys by any agent other than the Trustee, including, without limitation, the Master Servicer. The Trustee shall not be responsible for any statement in the Notes or in any other document prepared, executed or delivered in connection with the sale and issuance of the Notes or the execution and delivery of this Indenture except its certificate of authentication.

               SECTION IX.5 May Hold Notes. The Trustee, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Issuer with the same rights it would have if it were not Trustee.

               SECTION IX.6 Money Held in Trust. Money held by the Trustee in trust hereunder will be held by the Trustee in its trust capacity and not in its commercial capacity, in a segregated account in accordance with the Indenture. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed in writing with the Issuer and except to the extent of income or other gain on Eligible Investments which are obligations of the Trustee (excluding obligations of Affiliates of the Trustee) and income or other gain actually received by the Trustee on Eligible Investments which are obligations of a third party.

               SECTION IX.7  Compensation and Reimbursement.

               (a       The Issuer agrees:

         (1) subject to any separate written agreement with the Trustee, to pay the Trustee from time to time reasonable compensation for all services rendered by it or any of its agents, including, without limitation, the Collateral Agent (each, the "Trustee" for the purposes of this Section 9.7(a)) hereunder (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

         (2) to reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture; and

         (3) to indemnify the Trustee for, and to hold the Trustee harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of this trust (other than taxes, penalties or other liabilities arising in connection with the Trustee's failure to withhold from payments with respect to the Notes amounts required to be withheld under the Code, or the Trustee's withholding from such payments amounts not required or permitted to be withheld under the Code), including the reasonable costs and expenses, including reasonable attorneys' fees, of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties hereunder; provided that:

      (i with respect to any such claim, the Trustee shall have given the Issuer written notice thereof promptly after the Trustee shall have knowledge thereof, provided, however, that the failure of the Trustee to so notify the Issuer shall not relieve the Issuer of its obligations pursuant to this subparagraph;

      (ii the Issuer shall assume the defense of any such claim, provided that if the Issuer shall not have employed counsel reasonably satisfactory to the Trustee to direct the defense of such claim within a reasonable time after such notice of the claim pursuant to paragraph (i) above, the Trustee shall have the right to direct the defense of such claim;

      (iii the Trustee shall have the right to employ separate counsel with respect to any claim and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Trustee unless the payment of such counsel has been specifically authorized by the Issuer; provided further, however, that if the Trustee shall assume the defense of any claim as a result of the Issuer's failure to assume the defense of such claim as described in paragraph (ii) above, the Issuer shall pay the reasonable fees and expenses of Trustee's counsel in connection with the defense of such claim; and

      (iv notwithstanding anything to the contrary in this Section 9.7(a)(3), the Issuer shall not be liable for settlement of any such claim by the Trustee entered into without the prior consent of the Issuer.

               Nothing in this Section 9.7 shall be construed to limit the exercise by the Trustee of any right or remedy permitted under this Indenture or otherwise in the event of the Issuer's failure to pay any sums due the Trustee pursuant to this Section 9.7.

               (b The provisions of this Section 9.7 shall govern all other provisions of this Indenture regarding the payment of the fees and expenses of the Trustee.

               (c To secure the Issuer's payment obligations under this Section 9.7, the Trustee shall have a lien prior to the Noteholders on the Trust Estate, except with respect to such moneys as are held in trust to pay principal of and interest on particular Notes. Such lien shall survive the satisfaction and discharge of this Indenture.

               (d The payment obligations of the Issuer under this Section 9.7 shall survive the satisfaction and discharge of this Indenture.

               SECTION IX.8 Trustee Eligibility. The Trustee shall be a corporation or national banking association or trust company organized and doing business under the laws of the United States of America or of any State, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $50,000,000, subject to supervision or examination by any federal or state banking authority
  (except as provided in Section 9.9 hereof). If such Trustee publishes reports of condition annually, or more frequently, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 9.8, the combined capital and surplus of such corporation shall be deemed to be the respective amount set forth in its most recently published report of condition. The Trustee shall provide copies of such reports to the Issuer or any Noteholder upon request at the requesting party's expense. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 9.8, it shall resign immediately in the manner and with the effect hereinafter specified in this Article IX.

               SECTION IX.9 Resignation and Removal; Appointment of Successor .

               (a No resignation or removal of the Trustee and no appointment of a successor trustee pursuant to this Article IX shall become effective until the acceptance of appointment by the successor trustee under Section 9.10 hereof. Any successor Trustee appointed hereunder is subject to the approval of the Holders of at least 51% of the aggregate outstanding principal amount of the Notes, which approval, in neither case, shall be unreasonably withheld or delayed.

               (b The Trustee or any trustee hereafter appointed may resign at any time by giving written notice of resignation to the Issuer, and by mailing notice of resignation by first-class mail, postage prepaid, to all of the Noteholders, at their addresses appearing on the Note Register. Upon receiving notice of resignation of the Trustee, the Issuer shall promptly appoint a successor trustee, by written instrument, in duplicate, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor trustee or trustees. The Trustee shall serve as trustee hereunder until a successor trustee shall have been appointed and shall have accepted such appointment; provided, however, that if no successor trustee shall have been appointed and have accepted appointment within 30 days after the giving of such notice of resignation, the resigning Trustee may, or any Noteholder who has been a bona fide Holder for at least six months may on behalf of himself or herself and all others similarly situated, petition any such court of competent jurisdiction for the appointment of a successor trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, appoint a successor trustee.

               (c       If at any time:

         (1) the Trustee shall cease to be eligible under Section 9.8 hereof and shall fail to resign, after written request therefor by the Issuer or by any Noteholder who has been a bona fide Holder for at least six months; or

         (2) (A) the Trustee shall become incapable of acting, (B) a court having jurisdiction in the premises in respect of the Trustee in an involuntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, shall have entered a decree or order granting relief or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) for the Trustee or for any substantial part of the Trustee's property, or ordering the winding-up or liquidation of the Trustee's affairs, provided any such decree or order shall have continued unstayed and in effect for a period of 60 consecutive days or (C) the Trustee commences a voluntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, or consents to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) for the Trustee or for any substantial part of the Trustee's property, or makes any assignment for the benefit of creditors or fails generally to pay its debts as such debts become due or takes any corporate action in furtherance of any of the foregoing; then, in any such case the Issuer hereby agrees with the Noteholders that it shall remove the Trustee by written request and appoint a successor trustee by written instrument, in duplicate, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor trustee, or any Noteholder who has been a bona fide Holder for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and for the appointment of a successor trustee. Such court may hereupon, after such notice, if any, as it may prescribe, remove the Trustee and appoint a successor trustee.

               (d The Trustee may also be removed at any time by act of the Holders of at least 51% of the aggregate outstanding principal amount of the Notes.

               (e The Issuer shall give notice of the resignation or removal of the Trustee by mailing notice of such event by first-class mail, postage prepaid, to the Holders of the Notes as their names and addresses appear in the Note Register. Each notice shall include the name of the successor trustee and the address of its trust division or department. The notice required by this paragraph (e) may be given at the same time as the notice required by Section 9.10.

               SECTION IX.10 Acceptance of Appointment by Successor. Every successor trustee appointed hereunder shall execute, acknowledge and deliver to the Issuer and its predecessor trustee an instrument accepting such appointment hereunder. Upon the delivery and execution of the required instruments, the resignation or removal of the predecessor trustee shall become effective and such successor trustee, without any further act, need or conveyance, shall become vested with all the rights, powers, trusts, duties and obligations of its predecessor hereunder. Notwithstanding the foregoing, on request of the Issuer or the successor trustee, such predecessor trustee shall, upon payment of its then unpaid charges due and payable under Section 9.7 hereof, execute and deliver an instrument transferring to such successor trustee all of the rights, powers and trusts of the predecessor trustee and shall duly assign, transfer and deliver to such successor trustee all property and money held by such predecessor trustee hereunder. Upon request of any such successor trustee, the Issuer shall execute any and all instruments providing for more full and certain vesting in and confirming to such successor trustee all such rights, powers and trusts of this Indenture.

               Upon acceptance of appointment by a successor trustee as provided in this Section 9.10, the Issuer shall mail notice thereof by first-class mail, postage prepaid, to the Holders at the Holders' addresses appearing upon the Note Register. If the Issuer fails to mail such notice within 10 days after acceptance of appointment by the successor trustee, the successor trustee shall cause such notice to be mailed at the expense of the Issuer.

               Any successor trustee must, at the time of such successor's acceptance of its appointment, meet the eligibility requirements set forth in this Article IX, and otherwise exercise the rights, remedies, powers and authority of the predecessor trustee with respect to the Trust Estate.

               Notwithstanding the replacement of the Trustee or any successor trustee pursuant to the provisions of this Indenture, the Issuer's obligations set forth in Section 9.7 hereof shall survive such replacement and continue for the benefit of the resigning or replaced trustee.

               SECTION IX.11 Merger, Conversion, Consolidation or Succession to Business of Trustee. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee shall be the successor of the Trustee hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided such corporation shall be otherwise qualified and eligible under this Article IX. In case any Notes have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may deliver the Notes so authenticated with the same effect as if such successor trustee had itself authenticated such Notes.

               SECTION IX.12 Co-trustees and Separate Trustees. The Trustee shall have power, with the consent of the Holders of Notes representing at least 51% of the then aggregate outstanding principal amount of the Notes, to appoint, one or more Persons approved by the Issuer either to act as Collateral Agent or co-trustee of all or any part of the Trust Estate, or to act as separate trustee of any such property, in either case with such powers as may be provided in the instrument of appointment, and to vest in such Person or Persons in the capacity aforesaid, any property, title, right or power deemed necessary or desirable, subject to the other provisions of this Section. The Issuer hereby directs the Trustee to appoint BankBoston as the initial Collateral Agent pursuant to the Collateral Agent Agreement. If the Issuer does not approve such appointment within 15 days after the receipt by it of a request so to do, or in case an Event of Default has occurred and is continuing, the Trustee alone shall have power to make such appointment.

               Should any written instrument from the Issuer be required by any Collateral Agent, co-trustee or separate trustee so appointed for more fully confirming to such Collateral Agent, co-trustee or separate trustee such property, title, right or power, any and all such instruments shall, on request, be executed, acknowledged and delivered by the Issuer.

               Every Collateral Agent, co-trustee or separate trustee shall, to the extent permitted by law, but to such extent only, be appointed subject to the following terms, namely:

         (1) The Notes shall be authenticated and delivered and all rights, powers, duties and obligations hereunder in respect of the custody of securities or cash held by or required to be deposited with the Trustee in an Account hereunder, shall be exercised, solely by the Trustee.

         (2) The rights, powers, duties and obligations hereby conferred or imposed upon the Trustee shall be conferred or imposed upon and exercised or performed by the Trustee or by the Trustee and such Collateral Agent, co-trustee or separate trustee jointly, as shall be provided in the instrument appointing such Collateral Agent, co-trustee or separate trustee, except to the extent that under any law of any jurisdiction in which any particular act is to be performed, the Trustee shall be incompetent or unqualified to perform such act, in which event such rights, powers, duties and obligations shall be exercised and performed by such Collateral Agent, co-trustee or separate trustee.

         (3) The Trustee at any time, by an instrument in writing executed by it, with the concurrence of the Issuer, may accept the resignation of or remove any Collateral Agent, co-trustee or separate trustee appointed under this Section 9.12, and, in case an Event of Default has occurred and is continuing, the Trustee shall have power to accept the resignation of, or remove, any such Collateral Agent, co-trustee or separate trustee without the concurrence of the Issuer. Upon the written request of the Trustee, the Issuer shall join with the Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any Collateral Agent, co-trustee or separate trustee so resigned or removed may be appointed in the manner provided in this Section 9.12.

         (4) No Collateral Agent, co-trustee or separate trustee hereunder shall be personally liable by reason of any act or omission of the Trustee, or any other such trustee hereunder.

         (5) Any act of Noteholders delivered to the Trustee shall be deemed to have been delivered to each such Collateral Agent, co-trustee and separate trustee.

                                   ARTICLE X

                                  AMENDMENTS

               SECTION X.1 Amendments Without Consent of Noteholders. Without the consent of, or notice to, the Holders of any Notes, the Issuer and the Trustee, may amend this Indenture at any time and from time to time for any of the following purposes:

               (a to correct or amplify the description of any property at any time subject to the lien of this Indenture, or better to assure, convey and confirm unto the Trustee any property subject or required to be subjected to the lien of this Indenture, or to subject to the lien of this Indenture additional property; or

               (b to evidence the succession, in compliance with the provisions of Section 4.2(b) hereof, of another person to the Issuer, and the assumption by any such successor of the covenants of the Issuer contained herein and in the Notes; or

               (c  to  add  to  the   covenants  of  the  Issuer  or  the
   Trustee, for the benefit of the Noteholders, or to surrender any right or power herein conferred upon the Issuer; or

               (d to convey, transfer, assign, mortgage or pledge any property to the Trustee to constitute additional Trust Estate; or

               (e to cure any ambiguity, correct or supplement any provision herein which may be defective or inconsistent with any other provisions herein or amend any other provisions with respect to matters or questions arising under this Indenture, provided that such action shall not adversely affect the interests of the Holders; or

               (f  to  evidence  and  provide  for  the   acceptance   of
   appointment hereunder by a successor trustee or note registrar, pursuant to the requirements of Sections 9.9 or 9.10 hereof.

               The Trustee is hereby  authorized to join in the execution of any
   such   amendment  and  to  make  any  further   appropriate   agreements  and
   stipulations which may be therein contained or required.

               SECTION X.2 Amendments With Consent of Noteholders. With the consent of the Holders of at least 66-2/3% of the aggregate outstanding principal amount of the Notes delivered to the Issuer and the Trustee, the Issuer, pursuant to a written request, and the Trustee may amend this Indenture for the purpose of adding to, changing or eliminating any of the provisions of this Indenture or of modifying the rights of Holders under this Indenture; provided, however, that no such amendment shall, without the consent of the Holder of each outstanding Note:

         (1) change the maturity of the principal of, or any installment of principal of or interest on, any Note, or reduce the principal amount thereof, the interest rate thereon, or change the provisions of this Indenture relating to the application of the Trust Estate to payment of principal of Notes, or change any place of payment where, or the coin or currency in which, the principal of or the interest of any Note is payable, or impair the right to institute Proceedings for the enforcement of the provisions of the Indenture requiring the application of funds available therefor, as provided in Article VII, to the payment of any amount due on the Notes on or after the maturity thereof; or

         (2) reduce the percentage of the aggregate outstanding principal amount of the Notes, the consent of the Holders of which is required for any amendment, or the consent of the Holders of which is required for any waiver of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences provided for in this Indenture; or

         (3) modify or alter the provisions of the proviso to the definition of the term "outstanding"; or

         (4) permit the creation of any lien ranking prior to or on a parity with the lien of this Indenture with respect to any part of a Trust Estate or terminate the lien of this Indenture on any property at any time subject hereto or deprive any Holder of the security afforded by the lien of this Indenture except as expressly otherwise permitted hereby; or

         (5) reduce the percentage of the aggregate outstanding principal amount of the Notes, the consent of the Holders of which is required to direct the Trustee to sell the Trust Estate pursuant to Section 7.13 hereof; or

         (6) modify any of the provisions of this Section 10.2, except to increase any percentage specified herein or to provide that certain additional provisions of this Indenture cannot be modified or waived without the consent of each Holder of an outstanding Note affected thereby; or

         (7) modify any of the provisions of this Indenture in such a manner as to affect the calculation of the amount of any payment of interest or Principal Payment Amount due on any Note on any Payment Date (including the calculation of any of the individual components of such calculation).

               Promptly after the execution by the Issuer and the Trustee of any amendment pursuant to this Section, the Trustee shall mail to the Holders a notice setting forth in general terms the substance of such amendment. Any failure of the Trustee to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such amendment.

               SECTION X.3 Effect of Amendment. Upon the execution of any amendment of this Indenture pursuant to the provisions hereof, this Indenture shall be, and be deemed to be, modified and amended in accordance therewith with respect to each Note and the respective rights, limitations, obligations, duties, liabilities and immunities under this Indenture of the Trustee, the Issuer and the Holders shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments, and all the terms and conditions of any such amendment shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

               SECTION X.4 Reference in Notes to Amendments. Notes authenticated and delivered after the execution of any amendment of this Indenture pursuant to this Article X may, and, if required by the Issuer shall, bear a notation in form approved by the Trustee as to any matter provided for in such amendment. If the Issuer shall so require, new Notes so modified as to conform, in the opinion of the Trustee and the Issuer, to any such amendment may be prepared and executed by the Issuer and authenticated and delivered by the Trustee in exchange for outstanding Notes.

                                  ARTICLE XI

                                 MISCELLANEOUS

               SECTION XI.1 Form of Documents Delivered to Trustee. In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents. Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

               Any certificate or opinion may be based, insofar as it relates to legal matters, upon an opinion of, or representations by, counsel, unless the Issuer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to the matters upon which his certificate or opinion is based are erroneous. Any Officer's Certificate or Opinion of Counsel may be based, without independent investigation, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by the Trustee or other appropriate Person, stating that the information with respect to such factual matters is in the possession of the Issuer, the Trustee or other appropriate Person, as the case may be, unless such Person knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to such matters are erroneous. Any opinion of counsel may be based upon such assumptions as shall be deemed appropriate by counsel rendering such Opinion of Counsel.

               In connection with any application, certificate or report to the Trustee, whenever this Indenture provides that the Issuer shall deliver any document as a condition of the granting of such application, or as evidence of the Issuer's compliance with any terms hereof, it is intended that the truth and accuracy of the facts and opinions stated in such document, at the time of the granting of such application or at the effective date of such certificate or report (as the case may be), shall in such case be conditions precedent to the right of the Issuer to have such application granted or to the sufficiency of such certificate or report. The foregoing shall not, however, be construed to affect the Trustee's right to rely upon the truth and accuracy of any statement or opinion contained in any such document as provided in Article IX hereof or to impose a duty on the Trustee to ascertain such truth or inaccuracy.

               Whenever this Indenture provides that the absence of the occurrence and continuation of a Default or Event of Default as a condition precedent to the taking of any action by the Trustee at the request or direction of the Issuer, then, notwithstanding that the satisfaction of such condition is a condition precedent to the Issuer's right to make such request or direction, the Trustee shall be protected in acting in accordance with such request or direction if it does not have knowledge of the occurrence and continuance of such Default or Event of Default as provided in Section 9.1(e) hereof.

               SECTION XI.2 Notices, etc., to Parties. All notices, requests or other communications desired or required to be given under this Indenture shall be in writing and shall be sent by (a certified or registered mail, return receipt requested, postage prepaid, (b) national prepaid overnight delivery service, (c) telecopy or other facsimile transmission (following with hard copies to be sent by national prepaid overnight delivery service) or (d) personal delivery with receipt acknowledged in writing, as follows:

               (a)      If to the Trustee:

                     The Chase Manhattan Bank
                     450 West 33rd Street
                     New York, New York  10001
                     Attention:  Global Trust Services,
                                 Structured Finance Services

               (b)      If to the Issuer:

                     Litchfield Hypothecation Corp. 1997-B
                     c/o Litchfield Financial Corporation
                     789 Main Road
                     Stamford, Vermont 05352
                     Attention:  President

   with a copy of any letter, notice, communication or direction hereunder to the Originator at the address set forth below.

               (c)      If to the Purchaser:

                     Green Tree Financial Servicing Corporation
                     100 North Point Center East
                     Suite 200
                     Alpharetta, Georgia 30022
                     Attention:  Vice President

                (d)     If to the Originator or the Master Servicer:

                     Litchfield Financial Corporation
                     789 Main Road
                     Stamford, Vermont 05352
                     Attention:  President

               (f) Notices required under this Indenture to be sent to the Noteholders shall in addition be sent to the Issuer.

   All notices shall be deemed given when actually received or refused by the party to whom the same is directed (except to the extent sent by certified or registered mail, return receipt requested, postage prepaid, in which event such notice shall be deemed given three days after the date of mailing). Each party may designate a change of address or supplemental addressee(s) by notice to the other parties, given at least 15 days before such change of address is to become effective. Any notice received from any Noteholder by any party listed in this Section 11.2 shall be promptly transmitted by such party to all other parties listed in this Section 11.2.

               SECTION XI.3 Notices and Information to Noteholders; Waiver. Upon the request of any Noteholder holding 51% or more of the aggregate outstanding principal amount of all Notes, the Trustee shall deliver promptly to such Noteholder such information with respect to the Loan Collateral as such Noteholder shall request.

               Where this Indenture provides for notice to Noteholders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first-class, postage prepaid, to each Noteholder affected by such event, at its address as it appears on the Note Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice. In any case where notice to Noteholders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Noteholder shall affect the sufficiency of such notice with respect to other Noteholders, and any notice which is mailed in the manner herein provided shall conclusively be presumed to have been duly given.

               Where this Indenture provides for notice in any manner, such notice may be waived in writing by any Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Noteholders shall be filed with the Trustee but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such a waiver.

               In case, by reason of the suspension of regular mail service as a result of a strike, work stoppage or similar activity, it shall be impractical to mail notice of any event to Noteholders when such notice is required to be given pursuant to any provision of this Indenture, then any manner of giving such notice as shall be satisfactory to the Trustee shall be deemed to be a sufficient giving of such notice.

               SECTION XI.4 Effect of Headings and Table of Contents. The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

               SECTION XI.5 Successors and Assigns. All covenants and agreements in this Indenture by the Issuer shall bind its successors and assigns, whether so expressed or not.

               SECTION XI.6 Severability. In case any provision in this
   Indenture or in the Notes shall be  invalid,   illegal  or   unenforceable,
   the   validity,   legality  and enforceability  of the remaining  provisions shall not in any way be affected or impaired thereby.

               SECTION XI.7 Legal Holidays. If any Payment Date or other date for the payment of principal of or interest on any Note is proposed to be paid, or any date on which mailing of notices by the Trustee to any Person is
   required  pursuant to any provision   of  this   Indenture,   shall  not  be
   a  Business   Day,   then (notwithstanding  any other provision of the Notes
   or this Indenture) payment or mailing of such notice need not be made on such date, but may be made or mailed on the next succeeding Business Day with the same force and effect, and in the case of payments, but no interest shall accrue for the period from and after the date on which such payment was due to the next succeeding Business Day when paid.

               SECTION XI.8 Governing Law. This Indenture, each indenture supplemental hereto and each Note shall be construed in accordance with and governed by the laws of the State of New York, without regard to the conflict-of-law provisions thereof.

               SECTION XI.9 Counterparts. This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

               SECTION XI.10 Recording of Indenture. If this Indenture is subject to recording in any appropriate public recording office, such recording is to be effected by the Issuer at its expense.

               SECTION XI.11 Limited Obligations. No recourse for obligations hereunder or any other obligation running directly for the benefit of the Trustee may be taken, directly or indirectly, against (i) any holder of a beneficial interest in the Issuer, (ii) any partner, beneficiary, agent, officer, director, employee, or successor or assign of a holder of a beneficial interest in the Issuer, or (iii) any incorporator, subscriber to the capital stock, stockholder, officer, director or employee of the Trustee with respect to the predecessor or successor of the Trustee with respect to the Issuer's obligations with respect to the Notes or the obligation of the Issuer or the Trustee under this Indenture or any certificate or other writing delivered in connection herewith or therewith.

               SECTION XI.12 Inspection. The Issuer agrees that, on reasonable prior notice, during the Issuer's normal business hours it will permit any representative of the Trustee or any Noteholder to examine all the books of account, records, reports and other papers of the Issuer, to make copies and extracts therefrom, to cause such books to be audited by independent accountants selected by the Issuer with the consent of (i) the Purchaser, so long as it owns any Notes, and (ii) the Holders of not less than 51% of the aggregate outstanding principal amount of the Notes; and to discuss the Issuer's affairs, finances and accounts with the Issuer's officers, employees and independent accountants all at such reasonable times and as often as may be reasonably requested; provided that the Issuer shall be entitled to have its representatives present at any such discussion. The Trustee and the Purchaser shall hold, and shall cause their respective representatives to hold, in confidence all such information except to the extent disclosure may be required by law and except to the extent that the Trustee or the Purchaser, in its respective sole judgment, may determine that such disclosure is consistent with its obligations hereunder. Any expenses incident to the exercise by the Trustee or a Noteholder of any right under this Section 11.12 shall be borne by the Issuer.

              SECTION XI.13 Usury. The amount of interest payable or paid on any Note under the terms of this Indenture shall be limited to any amount which shall not exceed the maximum nonusurious rate of interest permitted by the applicable laws of the State of New York (or the laws of any other jurisdiction determined to be applicable laws of the United States permitting a higher maximum nonusurious rate that preempts such applicable New York (or other) laws, which could lawfully be contracted for, charged or received (the "Highest Lawful Rate")). In the event any payment of interest on any Note exceeds the Highest Lawful Rate, the Issuer stipulates that such excess amount will be deemed to have been paid as a result of an error on the part of both the Trustee, acting on behalf of the Holder, and the Issuer, and the Holder receiving such excess payment shall promptly, upon discovery of such error or upon notice thereof from the Issuer or the Trustee, refund the amount of such excess or, at the option of the Trustee, apply the excess to the payment of principal of such Note, if any, remaining unpaid. In addition, all sums paid or agreed to be paid for the use, forbearance or detention of money shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such Notes.

               IN WITNESS WHEREOF, the Issuer and the Trustee have caused this Indenture to be duly executed by their duly authorized officers all as of the day and year first above written.


                            THE CHASE MANHATTAN BANK,
                                       as Trustee



                                       By:
                                       Title:


                                       LITCHFIELD HYPOTHECATION CORP.
                                       1997-B

                                       By:
                                       Title:

                                   APPENDIX A

                                   DEFINITIONS


      The definitions contained herein are incorporated into and made a part of the Indenture, the Servicing Agreement, the Purchase and Sale Agreement and the Note Purchase Agreement, each as defined below.

            Acceleration   Date  shall  mean  the  date  on  which   occurs  the
   acceleration of the maturity of the Notes pursuant to Section 7.2 of the Indenture.

            Account shall mean any account or fund, and any subaccount thereof, established under Article V of the Indenture.

            Affiliate shall mean with respect to any Person, any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control", when used with respect to any specified Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

            Agency Agreement shall mean for each Sub-Servicer, a Collateral Agent and Bailee Agreement to be executed on or about the Closing Date by the Issuer, the Trustee and such Sub-Servicer.

            Applicable Laws shall mean all laws, rules and regulations applicable to the Person, conduct, transaction, covenant, Loan Documents, Transaction Documents, Consumer Financing Documents or other matters in question, including all applicable common law and equitable principles; all provisions of all applicable state and federal constitutions, statutes, rules, regulations and orders of governmental bodies; and orders, judgments and decrees of all courts and arbitrators. The term includes all Consumer Laws, Land Sales Laws, and Environmental Laws.

            Assigned Assets shall have the meaning ascribed to such term in the Purchase and Sale Agreement.

            Authorized Officer shall mean in the case of the Master Servicer or the Issuer, any Vice President or more senior officer, and in the case of the Trustee, a trust officer or other officer in the Global Trust Services, Structured Finance Services Department of the Trustee customarily performing functions similar to those of a trust officer.
            Bankruptcy Law shall mean any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution, or liquidation or similar law, whether now or hereafter in effect.

            Business Day shall mean any day that is not a Saturday, Sunday or a day on which banking institutions located in the City of New York, New York, or in the city and state where the principal offices of each of the Trustee and the Master Servicer are located, are authorized or obligated by law or executive order to be closed.

            Claims shall mean any and all claims, demands, liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever (including reasonable attorneys' fees and expenses), whether arising under or in connection with the Loan Documents, any Transaction Documents, any Applicable Laws (including any Environmental Law) or otherwise.

            Closing shall mean each closing of the issuance and delivery of Notes pursuant to the Indenture.

            Closing Date shall mean the date on which the Notes are first executed, authenticated and delivered.

            Code shall mean the Internal  Revenue Code of 1986,  as amended,  or
   any  successor  statute  thereto,   including  the  regulations   promulgated
   thereunder.

            Collateral   Agency  Agreement  shall  mean  the  Collateral  Agency
   Agreement, dated as of August 1, 1997, among BankBoston, N.A., as Collateral Agent, the Trustee, the Issuer and the Originator.

            Collateral Agent shall mean the Person or persons appointed by the Trustee pursuant authority set forth in Section 9.12 of the Indenture to act as collateral agent for the Loans and Loan Collateral.

            Collection Period shall mean with respect to a Payment Date, the period commencing on the first day and ending on the last day of the month preceding such Payment Date.

            Consumer shall mean a Timeshare Purchaser or a Land Purchaser.

            Consumer Financing Documents shall mean all instruments and agreements executed by a Consumer in favor of a Hypothecation Borrower that evidences or secures the financing of a sale of Land or a Timeshare Interval by such Hypothecation Borrower to such Consumer.
            Consumer Laws shall mean all federal, state or local laws, rules or regulations that govern or relate to the rights or protections of consumers, including the Truth in Lending Act (and Regulation Z promulgated by the Federal Reserve Board pursuant thereto), the Equal Credit Opportunity Act (and Regulation promulgated by the Federal Reserve Board pursuant thereto), the Consumer Credit Protection Act of 1968, the Real Estate Settlement Procedures Act of 1974, the Fair Debt Collection Practices Act, all Land Sales Laws, and all Applicable Laws regulating the amount of interest fees or other charges that may be assessed against or collected from consumers.

            Consumer Receivable shall mean an amount or amounts at any time due, payable or owing by a Consumer to a Hypothecation Borrower in connection with the sale of land or a Timeshare Interval by such Hypothecation Borrower to such Consumer.

            Default shall mean any occurrence which is, or with notice or the lapse of time or both would become, an Event of Default.

            Default Rate shall mean with respect to all Notes at any time, the then highest interest rate applicable to any Series of Notes, plus (two) 2 percentage points per annum.

            Deposit Account Assignment shall mean the Collateral Assignment of Deposit Account, dated as of August 1, 1997, executed by the Issuer in favor of the Trustee by which the Issuer collaterally assigns its rights in the Lock Box Account to the Trustee.

            Eligible Investments shall mean (i) marketable direct obligations issued or unconditionally guaranteed by the United States government and backed by the full faith and credit of the United States government having maturities of not more than 12 months from the date of acquisition; (ii) domestic certificates of deposit and time deposits having maturities of not more than 12 months from the date of acquisition, bankers' acceptances having maturities of not more than 12 months from the date of acquisition and overnight bank deposits, in each case issued by any commercial bank organized under the laws of the United States, any state thereof or the District of Columbia, which at the time of acquisition are rated A-1 (or better) by Standard & Poor's Corporation or P-1 (or better) by Moody's Investors Services, Inc., and not subject to offset rights in favor of such bank arising from any banking relationship with such bank; (iii) repurchase obligations with a term of not more than 30 days for underlying securities of the types described in clauses (i) and (ii) above entered into with any financial institution meeting the qualifications specified in clause (ii) above; (iv) commercial paper having at the time of investment therein or a contractual commitment to invest therein a rating of A-1 (or better) by Standard & Poor's Corporation or P-1 (or better) by Moody's Investors Services, Inc., and having a maturity within 9 months after the date of acquisition thereof; and (v) investments in money market funds (including funds of the Trustee or its Affiliates as well as funds for which the Trustee and its Affiliates may receive compensation) rated in the highest investment category by each of Standard & Poor's Corporation and Moody's Investors Services, Inc.

            Environmental  Laws shall mean all  federal,  state and local  laws, rules, regulations, ordinances, programs, permits, guidances, orders and consent decrees relating to health, safety or environmental matters, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

            Event of Default shall have the meaning specified in Section 7.1 of the Indenture.

            Federal Reserve Board shall mean the Board of Governors of the Federal Reserve System.

            Future Advances shall mean the right and the obligation of the Originator to fund any loan or advance to a Hypothecation Borrower after July 31, 1997, pursuant to the Loan Documents or otherwise.

            Grant shall have the meaning specified in the Granting Clauses of the Indenture.

            Guarantee shall mean the Guarantee, dated as of August 1, 1997, by the Originator in favor of the Purchaser.

            Highest  Lawful  Rate shall have the  meaning  specified  in Section
   11.14 of the Indenture.

            Hypothecation Borrower shall mean a Person who is liable for the payment, in whole or in part, of a Loan, including any guarantor of such Hypothecation Loan.

            Indenture shall mean the Indenture of Trust, dated as of August 1, 1997, between the Issuer and the Trustee, as from time to time supplemented or amended by one or more amendments or supplements.

            Instrument shall have the meaning ascribed to the term "instrument" in the UCC.

            Investment Income shall mean any interest or other earnings on Accounts that are part of the Trust Estate.

            Issuer shall mean Litchfield Hypothecation Corp.
   1997-B, a corporation organized under the laws of the State of Delaware, and its successors and assigns.

            Land Purchaser shall mean a Person who purchases one or more land lots from a Hypothecation Borrower.

            Land Sales Laws shall mean all laws, rules and regulations that govern or relate to the dedication, development and operation of Timeshare Projects or the promotion, offer or sale of land or Timeshare Intervals to Consumers.

            LIBOR Rate shall have the meaning ascribed to such term in Section 2.9(b) of the Indenture.

            Lien shall mean any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on common law, statute or contract. The term "Lien" shall also include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting the property.

            List of Loans shall mean the schedule,  attached to the Indenture as
   Schedule I, of all Loans constituting a part of the Trust Estate thereunder, which schedule shall set forth or include for each Loan (i) the name of the Hypothecation Borrower under such Loan, (ii) the account number assigned to such loan by the Originator, (iii) the outstanding principal balance of the Loan as of July 31, 1997, and (iv) the aggregate revolving commitment of the Originator to make advances in respect of the Loan.

            Loan shall mean (i) the loan or loans made by the Originator pursuant to a revolving credit facility, in each case specified on Schedule I to the Indenture, to a Hypothecation Borrower for the purpose of financing all or part of the Hypothecation Borrower's Consumer Receivables derived from the sale of land or Timeshare Intervals, including, without limitation, (ii) each Participation Interest specified on Schedule 1 to the Indenture, and
   (iii) all Future Advances made by the Originator to a Hypothecation Borrower after the Closing Date and sold to the Issuer pursuant to the terms of the Purchase and Sale Agreement; but excluding all Unassigned Rights.

            Loan Collateral shall mean with respect to each Loan, the Issuer's entire right, title, interest and estate in, to and under all property and interests in property to the extent the Issuer holds a Lien in such property to secure the whole or any part of a Loan, including all Consumer Financing Documents, Transaction Documents, Payment Rights and
   Remedies in respect of such Loan.

            Loan Documents shall mean with respect to a Loan, those instruments, agreements, guaranty documents, certificates or other writings, now or hereafter executed and delivered by the Hypothecation Borrower (including, with respect to a Participation Interest, all Participation Agreements) that evidence or secure the payment of such Loan, as the same may be modified, amended, consolidated, continued or extended from time to time.

            Lock Box Account shall mean the bank account or accounts established by the Issuer at the Lock Box Bank, which accounts shall constitute the depository account or accounts for all payments and proceeds with respect to the Loans and Loan Collateral, shall be collaterally assigned to the Trustee pursuant to the Deposit Account Assignment, and shall be the subject of the Payment Direction Agreement.

            Lock Box Bank shall mean Bank One, Arizona, N.A., a national banking association.

            Master Servicer shall mean Litchfield Financial Corporation, a Massachusetts corporation, in its capacity as servicer under the Servicing Agreement, together with its successors and assigns as permitted thereunder.

            Master Servicer's Certificate shall mean a certificate to be provided by the Master Servicer in accordance with Section 3.1 of the Servicing Agreement and signed by an Authorized Officer of the Master Servicer and furnished to the Issuer and the Trustee by the Master Servicer.

            Mortgage shall mean an instrument or agreement that creates under Applicable Laws a Lien upon real property or improvements thereon, whether such instrument or agreement is a mortgage, deed of trust, deed to secure debt or other form of security instrument.

            1933 Act shall mean the Securities Act of 1933, as amended, and the applicable published rules and regulations thereunder.

            Note or Notes shall mean any note or notes, as the case may be, issued pursuant to the Indenture.

            Noteholder or Holder shall mean the registered owner of a Note as evidenced by the Note Register.

            Note Limit shall mean $45,295,000.

            Note Purchase Agreement shall mean the Note Purchase Agreement, dated August 28, 1997, among the Purchaser, the Issuer and the Master Servicer.
            Note Register and Note Registrar shall have the respective meanings specified in Section 2.6 of the Indenture.

            Officer's Certificate shall mean, unless otherwise specified, a certificate signed by any Authorized Officer of the party delivering such certificate, delivered to the Trustee and complying with the applicable requirements of Section 11.1 of the Indenture.

            Opinion of Counsel shall mean one or more written opinions of counsel who may, except as otherwise expressly provided in the Indenture, be counsel for the Issuer or its Affiliates.

            Originator   shall  mean   Litchfield   Financial   Corporation,   a
   Massachusetts corporation, in its capacity as originator of the Loans.

            outstanding shall mean, as of the date of determination, all Notes theretofore authenticated and delivered hereunder except:

             (a)  Notes   theretofore   canceled  by  the  Note  Registrar  or
   delivered to the Note Registrar for cancellation;

             (b) Notes for the payment of which money in the necessary amount has been theretofore deposited with the Trustee in trust for the Holders of such Notes;

             (c) Notes in exchange for or in lieu of which other Notes have been authenticated and delivered hereunder; and

             (d) Notes alleged to have been mutilated, destroyed, lost or stolen for which replacement Notes have been issued as provided for in Section 2.7 of the Indenture;

   provided, however, that in determining whether the Holders of the requisite aggregate outstanding principal amount of the Notes have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Notes owned by the Issuer or any other obligor upon the Notes or any Affiliate of the Issuer or such other obligor shall be disregarded and deemed not to be outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Notes which the Trustee knows to be so owned shall be so disregarded. Notes so owned which have been pledged in good faith may be regarded as outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Notes and that the pledgee is not the Issuer or any other obligor upon the Notes or any Affiliate of the Issuer or such other obligor.
            Participation Agreement shall mean all participation agreements, and other instruments, agreements, certificates or other writings now or hereafter evidencing a Participation Interest.

            Participation Interest shall mean the Originator's interest in a loan purchased pursuant to a Participation Agreement, in each case specified on Schedule I to the Indenture, such interest being in a loan made to a Hypothecation Borrower for the purpose of financing all or part of the Hypothecation Borrower's Consumer Receivables derived from the sale of land or Timeshare Intervals.

            Payment Account shall mean the Account by that name established, maintained and disbursed pursuant to Article V of the Indenture.

            Payment Date shall mean the 25th day of each month in each year, or if such day is not a Business Day, the next succeeding Business Day, commencing September 25, 1997.

            Payment Default shall mean an Event of Default specified in paragraph (a) or (b) of Section 7.1 of the Indenture.

            Payment  Direction   Agreement  shall  mean  the  Payment  Direction
   Agreement, dated as of August 1, 1997 among the Issuer, the Trustee and the Lock Box Bank.

            Payment Period shall mean with respect to a Payment Date, the period from and including the immediately preceding Payment Date and to but not including such Payment Date.

            Payment Right shall mean the right of the Originator or the Issuer, as the case may be, to the payment of money from a Hypothecation Borrower or from any other Person at any time under any Transaction Document, including the right to the repayment of a Loan.

            Person shall mean any legal person, including any individual, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

            Principal Payment Amount shall mean with respect to each Payment Date, an amount equal to the aggregate payments of principal due and payable on the Loans, and principal prepaid in respect of the Loans, by all Hypothecation Borrowers, whether regularly scheduled amortization payments or by acceleration, prepayment, mandatory or optional redemption, maturity or otherwise, in the Collection Period relating to such Payment Date.
            Proceeding shall mean any suit in equity, action at law or other judicial or administrative proceeding.

            Purchase and Sale Agreement shall mean the Purchase and Sale Agreement, dated as of August 1, 1997, between the Originator and the Issuer.

            Purchase Price shall mean in respect of any Loan or Future Advance and related Loan Collateral, the outstanding principal amount of such Loan or Future Advance plus accrued interest, if any, as of the date of such purchase.

            Purchaser shall mean Green Tree Financial Servicing Corporation, a Delaware corporation.

            Record Date shall mean, with respect to a Payment Date, (i) the last day of the immediately preceding calendar month or (ii) with respect to the initial Payment Date, the Closing Date.

            Remedies shall mean all rights, remedies, privileges and powers of the Originator or the Issuer, as the case may be, arising under or in connection with any of the Transaction Documents.

            Servicer  Advances  shall  have the  meaning  accorded  such term in
   Section 5.3 of the Indenture.

            Servicing Agreement shall mean the servicing agreement to be dated as of August 1, 1997, among the Issuer, the Trustee and the Master Servicer wherein the Master Servicer has agreed to provide administrative, servicing and collection services in respect of the Loans.

            Servicing Fee shall mean with respect to each Payment Date, an amount equal to $150.00 per outstanding Loan on such date.

            State shall mean any one of the states of the United States of America, or the District of Columbia.

            Stated Maturity shall mean December 31, 2003.

            Sub-Servicer shall mean such Person or Persons as may be retained by the Master Servicer to fulfill the role of Master Servicer for one or more Loans pursuant to Section 4.3 of the Servicing Agreement.

            Sub-Servicing Agreement shall mean each Servicing Agreement which is entered into between the Master Servicer and a Sub-Servicer and which sets forth the responsibility of the Sub-Servicer to the Master Servicer with respect to one or more Loans.
            Timeshare Interval shall mean a timeshare ownership interest in a Timeshare Project sold to a Timeshare Purchaser by delivery of a warranty deed or other appropriate instrument of conveyance or transfer, which interest consists of an undivided interest with those of other Timeshare Purchasers in the Timeshare Project.

            Timeshare Project shall mean a vacation or resort property that is dedicated to Timeshare Interval ownership pursuant to a timeshare plan.

            Timeshare Purchaser shall mean a Person who purchases one or more Timeshare Intervals from a Hypothecation Borrower.

            Timeshare Unit shall mean with respect to a Timeshare Project, a unit within such Timeshare Project that is or may become the subject of a timeshare ownership interest in favor of a Timeshare Purchaser.

            Transaction Documents shall mean with respect to a Loan, all Instruments, agreements, documents and other writings that now or hereafter
   (i) evidence a Loan or any Payment Right relating thereto, including all promissory notes, loan agreements, and Participation Agreements (ii) secure (whether by the grant or conveyance of a security interest or other Lien) a Loan or any Payment Right relating thereto, including all security agreements, UCC-1 financing statements, Mortgages, pledge agreements, lease agreements, negative pledge agreements, hypothecation agreements, assignments, title insurance policies, surveys and site assessments, (iii) guarantee the payment or performance of all or any part of any Payment Right owing by a Hypothecation Borrower, including all guaranties, support or contribution agreements, letters of credit, indemnifications, repurchase agreements and participation agreements, or (iv) are at any time executed and delivered by any Person in connection with or relating to any Payment Right, including all mortgagee waivers or agreements, lockbox, blocked account or other dominion account agreements, intercreditor or subordination agreements and estoppel certificates, whether the foregoing are executed and delivered by a Hypothecation Borrower, any guarantor or surety of a Payment Right or any other Person. The term "Transaction Documents" shall include the Loan Documents and the Consumer Financing Documents.

            Trustee shall mean The Chase Manhattan Bank, until a successor Person shall have become the Trustee pursuant to the applicable provisions of the Indenture, and thereafter "Trustee" shall mean such successor Person.

            Trust Estate shall have the meaning specified in the Granting Clauses of the Indenture.

            Trust Office shall mean the office of the Trustee located at 450 West 33rd Street, New York, New York 10001.

            Unassigned Rights shall mean (i) the Originator's right and obligation to fund any Future Advances, (ii) any loan or advances made by the Originator to a Hypothecation Borrower which does not constitute a Loan, and
   (iii) any collateral pledged by a Hypothecation Borrower to the Originator which does not directly secure a Loan (i.e., collateral pledged by means of cross-collateralization).

            Variable Funding Notes shall mean the Notes of that designation issued pursuant to Section 2.1 of the Indenture.

                                                                Exhibit 10.163

         SERVICING AGREEMENT, dated as of August 1, 1997 (the "Agreement"), by and among LITCHFIELD HYPOTHECATION CORP. 1997-B, a corporation organized and existing under the laws of the State of Delaware (herein, together with its successors and assigns, called the "Issuer"), LITCHFIELD FINANCIAL CORPORATION, a corporation organized and existing under the laws of the State of Massachusetts (herein, together with its successors and assigns, called the "Master Servicer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (the "Trustee").


   PRELIMINARY STATEMENT


      WHEREAS, the Issuer has entered into an Indenture of Trust (the "Indenture") dated as of the date of this Agreement with the Trustee, as trustee, pursuant to which the Issuer shall issue its Hypothecation Loan Collateralized Notes (collectively, the "Notes"), on the terms and in the amounts described therein. Pursuant to the Indenture, as security for the indebtedness represented by the Notes, the Issuer is and will be Granting to the Trustee on behalf of the Noteholders, the Trust Estate, which includes, among other things, the Loans and the Loan Collateral, its rights under this Agreement, the Payment Account and all proceeds of the foregoing.

      WHEREAS, the parties desire to enter into this Agreement to provide, among other things, for the servicing of the Loans and Loan Collateral by the Master Servicer. The Master Servicer acknowledges that, in order to further secure the Notes, the Issuer is and will be Granting to the Trustee, among other things, this Agreement, and the Master Servicer agrees that all covenants and agreements made by the Master Servicer herein with respect to the Loans securing the Notes shall also be for the benefit and security of the Trustee and the Noteholders. For its services hereunder, the Master Servicer will receive the Servicing Fee.

      NOW THEREFORE, in consideration of the premises and the mutual agreements hereinafter set forth, the Issuer, the Servicer and the Trustee agree as follows:

   ARTICLE I.
   DEFINITIONS
   SECTION 1.  Defined Terms.
   1. For all purposes of this Agreement, except as otherwise expressly provided herein or unless the context otherwise requires, capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Appendix A hereto which is incorporated by reference herein. All other capitalized terms used herein shall have the meanings specified herein.

      0.0.1. All terms defined in this Agreement shall have the defined meanings when used in any certificate or other document made or delivered pursuant hereto unless otherwise defined therein.

      0.0.2. As used in this Agreement and in any certificate or other document made or delivered pursuant hereto or thereto, accounting terms not defined in this Agreement or in any such certificate or other document, and accounting terms partly defined in this Agreement or in any such certificate or other document to the extent not defined, shall have the respective meanings given to them under generally accepted accounting principles. To the extent that the definitions of accounting terms in this Agreement or in any such certificate or other document are inconsistent with the meanings of such terms under generally accepted accounting principles, the definitions contained in this Agreement or in any such certificate or other document shall control.

      1. The words "hereof," "herein," "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement; Section and Exhibit references contained in this Agreement are references to Sections and Exhibits in or to this Agreement unless otherwise specified; and the term "including" shall mean "including without limitation".

      1.0.1. The definitions contained in this Agreement are applicable to the singular as well as the plural forms of such terms and to the masculine as well as to the feminine and neuter genders of such terms.

      2. Any agreement, instrument or statute defined or referred to herein or in any instrument or certificate delivered in connection herewith means such agreement, instrument or statute as from time to time amended, modified or supplemented and includes (in the case of agreements or instruments) references to all attachments thereto and instruments incorporated therein; references to a Person are also to its permitted successors and assigns.


   ARTICLE 3.

   ADMINISTRATION AND SERVICING OF LOANS

      SECTION 3.1.  The Master Servicer to Act as the Servicer.

      3.1.1 Engagement of the Master Servicer. The Master Servicer is hereby authorized to and shall service and administer the Loans and Loan Collateral in accordance with the terms of this Agreement. Subject to the provisions herein, including, without limitation, Sections 2.6 hereof and subject to the Master Servicer's obligations and the covenants of the Issuer under the Indenture, the Master Servicer shall have full power and authority, acting alone and subject only to the specific requirements and prohibitions of this Agreement, to do and take any and all actions, or to refrain from taking any such actions and to do any and all things in connection with such servicing and administration which it may deem necessary or desirable, including, without limitation, calculating and compiling information required in connection with any report to be delivered pursuant to this Agreement. Without limiting the generality of the foregoing, but subject to the provisions of the Indenture and this Agreement, the Master Servicer is hereby authorized and empowered by the Issuer to execute and deliver, in the Master Servicer's own name, on behalf of the Issuer and Trustee, any and all instruments of satisfaction or cancellation, or of partial or full release or discharge, and all other comparable instruments, with respect to the Loans and the Loan Collateral, including, without limitation, consenting to sales, transfers or encumbrances of the Loan Collateral or assignments and assumptions of the Loans, all in accordance with the terms of the Loans and the Loan Collateral. The Master Servicer agrees that (i) its servicing of the Loans and Loan Collateral shall be carried out in accordance with prudent, customary and usual procedures of financial institutions which service loans and collateral similar to the Loans and Loan Collateral and, (ii) to the extent more exacting, the procedures which the Master Servicer would use if the Loans were owned by the Master Servicer (the "Servicing Standard").

      3.1.2. List of the Master Servicer's Officers.Promptly after the execution and delivery of this Agreement, the Master Servicer shall deliver to the Issuer and the Trustee a list of officers of the Master Servicer involved in, or responsible for, the administration and servicing of the Loans and the Loan Collateral, which list shall from time to time be updated by the Master Servicer on request of the Trustee.

      3.1.3  Actions to Perfect Security Interests.  The Master  Servicer shall promptly take all actions that are necessary or desirable to maintain continuous perfection and priority of the security interests granted by the Hypothecation Borrowers in the Loan Collateral subject to the terms of the Indenture and this Agreement, including, but not limited to, obtaining the execution by the Hypothecation Borrowers and Consumers and the recording, registering, filing, re-recording, re-registering and refiling of all mortgages, assignments, security agreements, financing statements, continuation statements or other instruments as are necessary to maintain the security interests granted by the Hypothecation Borrowers under the respective Loans. Without limiting the foregoing, the Master Servicer shall file or cause to be filed the financing statements on Form UCC-1 and assignments of financing statements on Form UCC-3 required to be filed in connection with the Purchase and Sale Agreement and the Indenture relating to the Loans and the transactions contemplated thereby.

      3.1.4  Servicer  Advances.  The  Master  Servicer  hereby  agrees to make
   Servicer  Advances  at the times and in the  amounts  specified  in Section
   5.3 of the Indenture. The obligation of the Master Servicer shall be subject to the provisions of said Section 5.3 of the Indenture.

      3.1.5. Limitation on the Master Servicer's Obligations. Notwithstanding anything to the contrary herein, other than Section 4.3(e) hereof, the Master Servicer may but shall not be obligated to incur any cost or expense (whether for maintaining insurance, protecting or maintaining collateral, or otherwise) if the Master Servicer, in its reasonable discretion, determines that such advances may not be recovered from the Hypothecation Borrowers.

      SECTION 3.2. Collection of Loan Payments and Remittances; Protection of Loan Collateral; Payment Account.

      3.2.1. Collection of Payments; Protection of Loan Collateral. The Master Servicer shall perform (or shall cause a Sub-Servicer to perform) the following servicing, collection supervision and collateral protection activities:

            3.2.1.1.   perform standard  accounting  services and
   general  recordkeeping   services  with  respect  to  the  Loans  and  Loan
   Collateral;

            3.2.1.2.      respond  to  any   telephone  and  written
   inquiries of Hypothecation Borrowers and Consumers concerning the Loans and Loan Collateral;

            3.2.1.3.       keep    Hypothecation     Borrowers    and
   Consumers informed of the proper place and method for making payments with respect to the Loans and Consumer Receivables;

            3.2.1.4.        contact   Hypothecation    Borrowers   and
   Consumers to effect collection and to discourage delinquencies in the payment of Loans and Consumer Receivables, doing so by any lawful means, including, but not limited to, the following:

                   3.2.1.4.1.    transmittal  of  routine  past due notices;

                   3.2.1.4.2.    preparing  and  mailing   collection letters;
                   3.2.1.4.3.    contacting delinquent
   Hypothecation Borrowers and Consumers by telephone to encourage payment;

                   3.2.1.4.4. transmittal of reminder notices to delinquent Hypothecation Borrowers and Consumers; and

                    3.2.1.4.5.    initiating and pursuing
   termination  or  foreclosure   actions  deemed   necessary  by  the  Master
   Servicer;

            3.2.1.5. be responsible for the receipt and disbursement of monies paid by Hypothecation Borrowers and Consumers as follows:

            3.2.1.5.1. the receipt and collection of all amounts due and payable with respect to each Loan and the proceeds of any Loan Collateral, including all monies remitted by Consumers with respect to Consumer Receivables forming a part of the Loan Collateral; in connection herewith the Master Servicer shall use its best efforts to cause the collection of all payments called for under the terms and provisions of each Loan and Consumer Receivable, and shall use its best efforts to cause each Hypothecation Borrower to make all payments required to be made in respect of its Loan pursuant to the Loan Documents directly to the Lock Box Account at the Lockbox Bank.

            3.2.1.5.2. the deposit of all such payments and proceeds in the Lock Box Account in accordance with Section 2.2(b) below;

                  3.2.1.5.3. the maintenance of accurate and timely books and records relating to the Master Servicer's receipt and collection of all such payments and proceeds and the balance due in respect of the Loans and Consumer Receivables;

                  3.2.1.5.4. the rendering to Hypothecation Borrowers and to Trustee, of periodic reports (not less frequently than monthly) in which the Master Servicer shall set forth such information as is customarily reported to such borrowers under a servicing agreement or as is otherwise reasonably requested by the Trustee; and

                  3.2.1.5.5.  the   maintenance  of  records   concerning  the
   status of all of the Consumer Receivables.

      3.2.1.6. take such other action as may be necessary or appropriate to carry out the duties and obligations imposed upon the Master Servicer pursuant to the terms of this Section and of Section 4.4(a) of the Indenture which is incorporated herein by reference.

      3.2.2. Deposit of Misdirected Funds; No Commingling. The Master Servicer shall promptly remit, or cause to be remitted, to the Lock Box Bank for deposit in the Lock Box Account on the Business Day immediately following receipt thereof by the Master Servicer and in the form received all payments received by the Master Servicer in respect of the Loans or Consumer Receivables incorrectly sent to the Master Servicer by, or on behalf of, a Hypothecation Borrower or Consumer, respectively. The Master Servicer shall not commingle with its own assets and shall keep separate, segregated and appropriately marked and identified all Loans, Loan Collateral or any property comprising any part of the Trust Estate, and for such time, if any, as such Loans, Loan Collateral or property are in the possession or control of the Master Servicer, the Master Servicer shall hold the same in trust for the benefit of the Trustee, the Noteholders (or, following termination of the Indenture, the Issuer).

      SECTION 3.3.  Records.

      The Master Servicer shall retain (or cause to be retained, at the principal servicing offices of the Sub-Servicers) all data (including, without limitation, computerized records) relating directly to or maintained in connection with the servicing of the Loans and Loan Collateral, and shall give the Trustee access to all data at all reasonable times upon reasonable notice, and, while an Event of Default shall be continuing, the Master Servicer shall, on demand of the Trustee, immediately deliver to the Trustee (or, at the Trustee's written instruction, to the Successor Master Servicer) all data (including, without limitation, computerized records) necessary for the servicing of the Loans and Loan Collateral. If the rights of the Master Servicer shall have been terminated in accordance with Section 5.1 or if this Agreement shall have been terminated pursuant to Section 6.1(b), the Master Servicer shall, upon demand of the Trustee or of the successor to the rights of the Issuer, in the case of Section 6.1(b), deliver (or cause to be delivered) to the Trustee all data (including, without limitation, computerized records) necessary for the servicing of the Loans and Loan Collateral. In addition to delivering such data, the Master Servicer shall, at its expense (or at the expense of the Issuer's successor in the event of termination under Section 6.1(b)), use its best efforts to effect the orderly and efficient transfer of the servicing of the Loans and Loan Collateral with respect to which such termination shall have occurred to the party which will be assuming responsibility for such servicing, including, without limitation, directing Hypothecation Borrowers and Consumers to remit scheduled payments and all other payments in respect of the Loans and Consumer Receivables to an account or address designated by, with the consent of the Trustee or such new servicer. Upon request of the Trustee while an Event of Default shall be continuing, the Master Servicer also shall send (or cause to be sent) to the Trustee copies of all invoices, statements or other directions with respect to payments that are sent to the Hypothecation Borrowers and Consumers. The provisions of this paragraph shall not require the Master Servicer to transfer any proprietary material or computer programs unrelated to the servicing of the Loans and Loan Collateral.

      SECTION 3.4.  No Offset.

      Prior to the termination of this Agreement, the obligations of the Master Servicer under this Agreement shall not be subject to, and the Master Servicer hereby waives, any defense, counterclaim or right of offset which the Master Servicer has or may have against the Issuer or the Trustee, whether in respect of this Agreement, any Loan or otherwise.

      SECTION 3.5.  Servicing Compensation; Reimbursement for Advances.

      As compensation for the performance of its obligations under this Agreement, the Master Servicer shall be entitled to receive the Servicing Fee from the Issuer on each Payment Date out of amounts released by the Trustee from the Payment Account on such Payment Date pursuant to Section 5.2(c) of the Indenture. The Servicing Fee shall include amounts in respect of funds advanced by the Master Servicer in respect of the Loans (whether for maintaining insurance, protecting or maintaining collateral, or otherwise), if any. In addition, the Master Servicer shall be entitled to reimbursements for advances made by the Master Servicer from recoveries. Such reimbursements from recoveries may be made by the Master Servicer netting the unreimbursed advanced amount from recoveries or by remittance from the Trustee in respect of recoveries received by the Trustee.

            SECTION 2.6.  Sub-Servicing Agreements.

      The Master Servicer may engage Sub-Servicers to perform some or all of the Master Servicer's responsibilities under this Agreement, subject to the following terms and conditions:

      3.5.1. On or prior to the Closing Date, the Master Servicer shall enter into one or more subservicing agreements (each a "Sub-Servicing Agreement") with one or more Sub-Servicers, and the Master Servicer shall not amend, supplement or terminate the Sub-Servicing Agreement, or agree to any assignment of any rights or obligations thereunder by the Sub-Servicer, or terminate the Sub-Servicer, without the consent of the Holders of Notes representing at least 51% of the aggregate outstanding principal amount of the Notes.

      4. If the Sub-Servicing Agreement with a Sub-Servicer is terminated, the Master Servicer may enter into one or more Sub-Servicing Agreements with another Sub-Servicer reasonably acceptable to the Holders of Notes representing at least 51% or the aggregate outstanding principal amount of the Notes and the Issuer to assist the Master Servicer in the performance of its duties under this Agreement.

      4.0.1. The Master Servicer shall be entitled to terminate any Sub-Servicing Agreement that may exist in accordance with the terms and conditions of such Sub-Servicing Agreement; provided, however, that in the event of the termination of any Sub-Servicing Agreement by the Master Servicer or the related Sub-Servicer, the Master Servicer shall either act directly as servicer in accordance with its duties hereunder or shall enter into a Sub-Servicing Agreement with a successor Sub-Servicer.

      5. References in this Agreement to actions taken or to be taken by the Master Servicer in servicing the Loans and Loan Collateral include actions taken or to be taken by a Sub-Servicer on behalf of the Master Servicer. Notwithstanding any Sub-Servicing Agreement, or any of the provisions of this Agreement relating to agreements or arrangements between the Master Servicer and a Sub-Servicer, the Master Servicer shall remain obligated and liable for the servicing and administering of the Loans and Loan Collateral in accordance with the provisions of this Agreement without diminution of such obligation or liability by virtue of such Sub-Servicing Agreement and to the same extent and under the same terms and conditions as if the Master Servicer alone were servicing and administering the Loans and Loan Collateral. Any funds received by any Sub-Servicer shall be deemed to be received by the Master Servicer.


   ARTICLE 6.

   STATEMENTS AND REPORTS

      SECTION 6.1.  Reporting by the Master Servicer.

      7. Not later than 11:00 am on the third Business Day preceding each Payment Date, the Master Servicer shall transmit to the Issuer and the Trustee and upon receipt the Trustee shall forward to the Noteholders a certificate (the "Master Servicer's Certificate") setting forth the information in respect of the Loans set forth in Exhibit A hereto.


   ARTICLE 8.

   THE MASTER SERVICER

   SECTION 8.1. Representations and Warranties Concerning the Master Servicer.

      The Master Servicer represents and warrants, effective as of the Closing Date, as follows:

      8.1.0.0.0.0.1.   The  Master  Servicer  8.1.0.0.0.0.1.   has  been  duly
   organized and is validly existing and in good standing under the laws of the state of its formation and organization, 8.1.0.0.0.0.1. has qualified to do business and is in good standing in each jurisdiction where the character of its properties or the nature of its activities makes such qualification necessary and where failure to so qualify would have a material and adverse effect on its ability to perform its obligations hereunder, and
   8.1.0.0.0.0.1. has full power, authority and legal right to own its property, to carry on its business as presently conducted, and to enter into and perform its obligations under this Agreement.

      8.1.1. The execution and delivery by the Master Servicer of this Agreement are within the power of the Master Servicer and have been duly authorized by all necessary action on the part of the Master Servicer. Neither the execution and delivery of this Agreement, nor the consummation of the transactions herein contemplated, nor compliance with the provisions hereof, will conflict with or result in a breach of, or constitute a default under, any of the provisions of any law, governmental rule, regulation, judgment, decree or order binding on the Master Servicer or its properties or the charter or bylaws or other organizational documents and agreements of the Master Servicer, or any of the provisions of any indenture, mortgage, contract or other instrument to which the Master Servicer is a party or by which it is bound or result in the creation or imposition of any lien, charge or encumbrance upon any of its property pursuant to the terms of any such indenture, mortgage, contract or other instrument.

      8.1.2. The Master Servicer is not required to obtain the consent of any other party or consent, license, approval or authorization, or registration or declaration with, any governmental authority, bureau or agency in connection with the execution, delivery, performance by the Master Servicer of this Agreement, or validity or enforceability of this Agreement against the Master Servicer.

      8.1.3. This Agreement has been duly executed and delivered by the Master Servicer and constitutes a legal, valid and binding instrument enforceable against the Master Servicer in accordance with its terms (subject to applicable bankruptcy laws and to general principles of equity).

      8.1.4.  There are no actions, suits or proceedings pending or, to the knowledge of the Master Servicer, threatened against or affecting the Master Servicer, before or by any court, administrative agency, arbitrator or governmental body with respect to any of the transactions contemplated by this Agreement or the Indenture, or which will, if determined adversely to the Master Servicer, materially and adversely affect it or its business, assets, operations or condition, financial or otherwise, or adversely affect the Master Servicer's ability to perform its obligations under this Agreement. The Master Servicer is not in default with respect to any order of any court, administrative agency, arbitrator or governmental body so as to materially and adversely affect the transactions contemplated by the above-mentioned documents.

      8.1.5. The Master Servicer has obtained or made all necessary licenses, registrations, consents, approvals, waivers and notifications of creditors, lessors and other persons, in each case, in connection with the execution and delivery of this Agreement by the Master Servicer, and the consummation by the Master Servicer of all the transactions herein contemplated to be consummated by the Master Servicer and the performance of its obligations hereunder.

      9. The Master Servicer is not in default under any agreement, contract, instrument or indenture to which the Master Servicer is a party or by which it or its properties is or are bound, or with respect to any order of any court, administrative agency, arbitrator or governmental body, which would have a material adverse effect on the transactions contemplated hereunder; and no event has occurred which with notice or lapse of time or both would constitute such a material default with respect to any such agreement, contract, instrument or indenture, or with respect to any such order of any court, administrative agency, arbitrator or governmental body.

      9.0.1. The collection and servicing practices used by the Master
   Servicer with respect to each Loan and related Loan Collateral shall be consistent in all material respects with those customarily employed by the Master Servicer servicing loans which are owned by the Master Servicer.

      9.0.2. The Master Servicer (i) shall not extend or shorten, amend or otherwise modify the terms of any Loan, or amend, modify or waive any term or condition of any Loan Collateral related thereto, in any manner which would have a material adverse effect on the interests of the Noteholders or the Issuer, including, but not limited to, extending or shortening the due date, or impairing the collectibility of such Loan and
   (ii) shall not take any action that could reasonably be expected to have a material adverse effect on (x) the collectibility of the Loans taken as a whole or (y) the realization on the related Loan Collateral, taken as a whole, or (z) the ability of the Master Servicer to perform its obligations hereunder, in each case without obtaining the prior written consent of the Trustee, the Purchaser and the Issuer.


           SECTION 9.1.  Existence; Status as the Master Servicer

      The Master Servicer shall keep in full effect its existence, rights and franchises under the laws of the state of its formation and organization, and will obtain and preserve its qualification to do business in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of the Loans and Loan Collateral, the Indenture and this Agreement or to perform its obligations hereunder.


            SECTION 9.2.  Performance of Obligations.

      9.2.1.   Timely   Performance.   The  Master  Servicer  shall  punctually
   perform and observe all of its obligations and agreements contained in this Agreement in accordance with the terms hereof.

      9.2.2. Prohibited Actions. The Master Servicer shall not take any action, or permit any action to be taken by others, which would excuse any person from any of its covenants or obligations under any of the Loans or Loan Collateral or under any other instrument included in the Trust Estate, or which would result in the amendment, hypothecation, subordination, termination or discharge of, or impair the validity, enforceability or effectiveness of, any of the Loans or Loan Collateral, except as expressly provided herein and therein or as contemplated by the Indenture.

      9.2.3. Limitations of Responsibility of the Master Servicer. The Master Servicer will have no responsibility under this Agreement other than to render the services called for hereunder in good faith. The Master Servicer, its affiliates, its directors, officers, shareholders and employees will not be liable to the Issuer, the Trustee, the Noteholders or others, except by reason of acts constituting bad faith, willful misfeasance, negligence or reckless disregard of its duties.

      9.2.4. Right to Receive Instructions. In the event that the Master Servicer is unable to decide between alternative courses of action, or is unsure as to the application of any provision of this Agreement, or such provision is ambiguous as to its application, or is, or appears to be, in conflict with any other applicable provision, or in the event that this Agreement permits any determination by the Master Servicer or is silent or is incomplete as to the course of action which the Master Servicer is required to take with respect to a particular set of facts, the Master Servicer may give notice (in such form as shall be appropriate under the circumstances) to the Trustee requesting instructions in accordance with the Indenture and, to the extent that the Master Servicer shall have acted or refrained from acting in good faith in accordance with any such instructions received from the Trustee, the Master Servicer shall not be liable on account of such action or inaction to any Person. Subject to the Servicing Standard set forth in Section 2.1(a), if the Master Servicer shall not have received appropriate instructions within ten days of such notice (or within such shorter period of time as may be specified in such notice) the Master Servicer may, but shall be under no duty to, take or refrain from taking such action, not inconsistent with this Agreement, as the Master Servicer shall deem to be in the best interests of the Trustee and the Issuer, and the Master Servicer shall have no liability to any Person for such action or inaction except for the Master Servicer's own willful misconduct or negligence.

      9.2.5. No Duties Except as Specified in this Agreement or in Instructions. Except as expressly provided by the terms of this Agreement, the Master Servicer shall not have any duty or obligation to manage, make any payment in respect of, register, record, sell, reinvest, dispose of, create, perfect or maintain title or any security interest in, or otherwise deal with the Trust Estate, to prepare or file any report or other document, or to otherwise take or refrain from taking any action under, or in connection with, any document contemplated hereby to which the Master Servicer is a party. The Master Servicer nevertheless agrees that it will, at its own cost and expense, promptly take all action as may be necessary to discharge any asserted liens on any part of the Trust Estate which result from asserted claims against the Master Servicer personally that are not related to the ownership or the administration of the Trust Estate or the transactions contemplated by the Indenture.

      9.2.5.1. No Action Except Under Specified Documents or Instructions. The Master Servicer shall not manage, control, use, sell, reinvest, dispose of or otherwise deal with any part of the Trust Estate except 9.2.5.1. in accordance with the powers granted to and the authority conferred upon the Master Servicer pursuant to this Agreement, or 9.2.5.1. in accordance with instructions delivered to the Master Servicer pursuant hereto.

      9.2.6. Limitations on the Master Servicer Liability. Subject to the Servicing Standards set forth in Section 2.1(a), and except for the Master Servicer's own willful misconduct or negligence, the Master Servicer shall not be personally liable under any circumstances, including, without limitation:

            9.2.6.1. for any action taken or omitted to be taken by the Master Servicer in good faith in accordance with the instructions of the Trustee made in accordance herewith;

            9.2.6.2. for  any  representation,   warranty,  covenant,
   agreement or indebtedness of the Trust under the Notes, or for any other liability or obligation of the Trust;

            9.2.6.3. for or in respect of the validity or sufficiency of this Agreement or for the due execution hereof by any party hereto other than the Master Servicer, or for the form, character, genuineness, sufficiency, value or validity of any part of the Trust Estate, including but not limited to the Loans and Loan Collateral; and

            9.2.6.4. for any action or inaction of the  Trustee,  and
   the  Master   Servicer   shall  not  be   responsible   for  performing  or
   supervising the performance of any obligation under this Agreement or the Indenture that is required to be performed by the Trustee.

       9.2.7. Limitation on Expenditure of Personal Funds. No provision of this Agreement (other than Section 2.1(d) and paragraph (e) above) shall require the Master Servicer to expend or risk its personal funds or otherwise incur any financial liability in the performance of any of its rights or powers hereunder, if the Master Servicer shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured or provided to it.

      9.0.6.  Furnishing of Documents.  The Master Servicer shall furnish to the Trustee, promptly upon receipt thereof, duplicates or copies of all material reports, notices, requests, demands, certificates, financial statements and any other instruments furnished to the Master Servicer hereunder.

      10. Reliance; Advice of Counsel. In performing its duties hereunder the Master Servicer may conclusively rely on and shall be protected in acting or refraining from acting when doing so, in each case in accordance with any signature, instrument, notice, resolution, request, consent, order, certificate, report, opinion, bond or other document or paper believed by it to be genuine and believed by it to be signed by the proper party or parties. The Master Servicer may accept a certified copy of a resolution of the board of directors or other governing body of any corporate party as conclusive evidence that such resolution has been duly adopted by such body and that the same is in full force and effect. As to any fact or matter the manner or ascertainment of which is not specifically prescribed herein, the Master Servicer may for all purposes hereof rely on a certificate, signed by the president or any vice president or by the treasurer or any assistant treasurer or the secretary or any assistant secretary of the relevant party, as to such fact or matter, and such certificate shall constitute full protection to the Master Servicer for any action taken or omitted to be taken by it in good faith in reliance thereon without specific knowledge to the contrary.

      10.0.1. Reliance on Third Parties. Subject to the Servicing Standard, in the exercise and performance of its duties and obligations under this Agreement, the Master Servicer may, at the expense of the Master Servicer, consult with counsel, accountants and other skilled persons to be selected with reasonable care and employed by it, and the Master Servicer shall not be liable for anything done, suffered or omitted in good faith by it in accordance with the advice or opinion of any such counsel, accountants or other skilled persons.

      10.0.2. Independent Contractor. In performing its obligations as servicer hereunder the Master Servicer acts solely as an independent contractor of the Issuer and Trustee. Nothing in this Agreement shall, or shall be deemed to, create or constitute any joint venture, partnership employment, or any other relationship between the Issuer and the Trustee on the one hand and the Master Servicer on the other hand, other than the independent contractor contractual relationship established hereby. The Master Servicer shall not be and shall not be deemed to be liable for any acts or obligations of the Issuer or the Trustee, and, without limiting the foregoing, the Master Servicer shall not be liable under or in connection with the Notes and all Persons having any claim under or in respect of this Agreement or the Indenture shall look only to the Trust Estate for payment or satisfaction thereof.


      SECTION 10.1.  Merger; Resignation and Assignment.

      10.1.1. The Master Servicer may not merge into any corporation or convey, transfer or lease substantially all of its assets as an entity, unless and until the Master Servicer's successor or a new servicer is approved in writing by the Issuer and the Holders of Notes representing at least 51% of the aggregate outstanding principal amount of the Notes and is willing to service the Loans and Loan Collateral and enter into a servicing agreement with the Issuer and the Trustee in form and substance reasonably satisfactory to such parties.

      10.1.2. Except as provided in Section 2.6 hereinabove with respect to Sub-Servicers, the Master Servicer may not assign this Agreement or any of its rights, powers, duties or obligations hereunder.

      10.1.3. Except as provided in Sections 4.4(a) and (b), the duties and obligations of the Master Servicer under this Agreement shall continue until this Agreement shall have been terminated as provided in Section 6.1, and shall survive the exercise by the Issuer or the Trustee of any right or remedy under this Agreement, or the enforcement by the Issuer, the Trustee, or any Noteholder of any provision of the Indenture, the Notes or this Agreement.

      SECTION 10.2.  Indemnities.

      10.2.1. The Master Servicer shall indemnify and hold harmless the Trustee and the Noteholders from and against any losses, damages, claims or liabilities arising out of the Master Servicer's breach of this Agreement.

      10.2.2. The Master Servicer agrees to indemnify the Trustee for, and to hold the Trustee harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust created by the Indenture (other than taxes, penalties or other liabilities arising in connection with the Trustee's failure to withhold from payments with respect to the Notes amounts required to be withheld under the Code, or the Trustee's withholding from such payments amounts not required or permitted to be withheld under the
   Code), including the reasonable costs and expenses, including reasonable attorneys' fees, of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties under the Indenture provided that:

      10.2.2.0.0.0.1 with respect to any such claim, the Trustee shall have given the Master Servicer written notice thereof promptly after the Trustee shall have knowledge thereof, provided, however, that the failure of the Trustee to so notify the Master Servicer shall not relieve the Master Servicer of its obligations pursuant to this subparagraph;

      10.2.2.0.0.0.2. the Master Servicer shall assume the defense of any such claim, provided that if the Master Servicer shall not have employed counsel reasonably satisfactory to the Trustee to direct the defense of such claim within a reasonable time after such notice of the claim pursuant to paragraph
   (i) above, the Trustee shall have the right to direct the defense of such claim;

      10.2.2.0.0.0.3. the Trustee shall have the right to employ separate counsel with respect to any claim and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Trustee unless the payment of such counsel has been specifically authorized by the Master Servicer; provided further, however, that if the Trustee shall assume the defense of any claim as a result of the Master Servicer's failure to assume the defense of such claim as described in paragraph (ii) above, the Master Servicer shall pay the reasonable fees and expenses of Trustee's counsel in connection with the defense of such claim; and

      10.2.2.0.0.0.4. notwithstanding anything to the contrary in this Section 4.5(b), the Master Servicer shall not be liable for settlement of any such claim by the Trustee entered into without the prior consent of the Master Servicer.

      11. The Provisions of Section 4.5(a) and (b) shall survive the termination of this Agreement and the Indenture.


   ARTICLE 12.

   DEFAULT

           SECTION 12.1.  Events of Default

      12.1.1. Any of the following acts or occurrences shall constitute an Event of Default by the Master Servicer under this Agreement:

                  12.1.1.0.0.0.1. any failure by the Master Servicer to remit any payments received by it in respect of the Loans or Loan Collateral to the Lock Box Bank in accordance with any provision hereof within two (2) Business Days after receipt thereof; or

                  12.1.1.0.0.0.2. the Trustee shall not have received a report in accordance with Section 3.1(a) of the Indenture within two (2) Business Days of the date required to be delivered or the Master Servicer shall have defaulted in the due observance of any provision of Section 4.2 or Section
   4.4 hereof and such default shall have continued for five (5) Business Days after it has obtained knowledge of, or has been notified by the Trustee of such default; or

                  12.1.1.0.0.0.3. the Master Servicer shall default in the due performance and observance of any other provision of this Agreement and such default shall have continued for a period of 30 days after it has obtained knowledge of, or has been notified by the Trustee of such default; or

                  12.1.1.0.0.0.4. any representation, warranty or statement of the Master Servicer made in this Agreement or by the Master Servicer in its capacity as servicer in any certificate, report or other writing delivered pursuant hereto shall prove to be incorrect in any material respect as of the time when the same shall have been made; or

                  12.1.1.0.0.0.5. the Master Servicer makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

                  12.1.1.0.0.0.6. the Master Servicer petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Master Servicer, or of any substantial part of the assets of the Master Servicer, or commences a voluntary case under the bankruptcy law of the United States or any proceedings relating to the Master Servicer, under the bankruptcy law of any other jurisdiction; or

                  12.1.1.0.0.0.7. any such petition or application is filed, or any such proceedings are commenced, against the Master Servicer and the Master Servicer by any act indicates its approval thereof, consent thereto or acquiescence therein, or any order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings and such order, judgment or decree remains unstayed and in effect for more than 45 days; or

                  12.1.1.0.0.0.8. any order, judgment or decree is entered in any proceedings against the Master Servicer decreeing the dissolution of the Master Servicer and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

                  12.1.1.0.0.0.9. a final judgment for an amount in excess of $500,000 (exclusive of any portion thereof which is insured) is rendered against the Master Servicer, and within 60 days after the entry thereof, such judgment is not discharged or the execution thereof is stayed pending appeal, or within 60 days after the expiration of any such stay, such judgment is not discharged.

      12.1.2.  Upon  the  occurrence  and  continuance  of an Event of
   Default specified in clause (v) or (vi) above, all of the rights and powers of the Master Servicer under this Agreement shall automatically terminate, including without limitation all rights of the Master Servicer to receive from and after such termination the servicing compensation provided for in
   Section 2.5, or any compensation or expense reimbursement hereunder, other than to the extent accrued prior to such termination and not previously paid. Upon the occurrence and continuance of any other Event of Default, the Issuer upon direction of the Holders representing at least 51% of the aggregate outstanding principal amount of the Notes may, by notice given to the Master Servicer (with copies to the Issuer and the Trustee), terminate all of the rights and powers of the Master Servicer under this Agreement, including without limitation all rights of the Master Servicer to receive the servicing compensation provided for in Section 2.5. Upon any automatic termination or the giving of the notice referred to in the preceding sentence, all rights, powers, duties and responsibilities of the Master Servicer under this Agreement, whether with respect to the related Loans and Loan Collateral, Payment Account, any Servicing Fee or otherwise shall vest in and be assumed by a new servicer as provided in Section 4.4(c) of the Indenture. From and during the continuation of an Event of Default, the Issuer upon the direction of the Holders representing at least 51% of the aggregate outstanding principal amount of the Notes (without regard to any Notes owned by the Master Servicer or any of its Affiliates), are each hereby irrevocably authorized and empowered to execute and deliver, on behalf of the Master Servicer, as attorney-in-fact or otherwise, all documents and other instruments (including any notices to Hypothecation Borrowers and Consumers deemed necessary or advisable by the Holders representing at least 51% of the aggregate outstanding principal amount of the Notes (without regard to any Notes owned by the Master Servicer or any of its Affiliates)), and to do or accomplish all other acts or things necessary or appropriate to effect such vesting and assumption. Except as otherwise expressly provided in the Indenture, the Issuer shall not have any right to waive any Event of Default by the Master Servicer under this Agreement.

      12.1.3. Promptly after the Trustee shall have notice of the occurrence of any Event of Default, the Trustee shall transmit by mail to all Noteholders notice of such Event of Default known to the Trustee.

      SECTION 12.2.  No Effect on Other Parties.

      Upon any termination of the rights and powers of the Master Servicer from time to time pursuant to Section 5.1 or upon any appointment of a successor to the Master Servicer, all the rights, powers, duties and obligations of the Issuer or the Trustee under this Agreement or under the Indenture shall remain unaffected by such termination or appointment and shall remain in full force and effect thereafter, except as otherwise expressly provided in this Agreement or in the Indenture.

      SECTION 12.3.  Rights Cumulative.

      All rights and remedies from time to time conferred upon or reserved to the Issuer, the Trustee, or the Noteholders or to any or all of the foregoing are cumulative, and none is intended to be exclusive of another or any right or remedy which they may have at law or in equity. No delay or omission in insisting upon the strict observance or performance of any provision of this Agreement, or in exercising any right or remedy, shall be construed as a waiver or relinquishment of such provision, nor shall it impair such right or remedy. Every right and remedy may be exercised from time to time and as often as deemed expedient.


   ARTICLE 13.

   MISCELLANEOUS PROVISIONS

      SECTION 13.1.  Termination of Agreement.

      13.1.0.0.0.0.1. The respective duties and obligations of the Master Servicer and the Issuer created by this Agreement shall terminate upon the latest to occur of 13.1.0.0.0.0.1. the final payment or other liquidation of the last outstanding Loan included in the Trust Estate, 13.1.0.0.0.0.1. the satisfaction and discharge of the Indenture pursuant to Article VIII of the Indenture, and 13.1.0.0.0.0.1. with respect to any Loan, the disposition of all property acquired upon foreclosure of any Loan Collateral. Upon termination of this Agreement pursuant to this Section 6.1(a), the Master Servicer shall pay over to the Issuer or any other Person entitled thereto all monies received from the Hypothecation Borrowers and Consumers and held by the Servicer.

      13.1.1. Following an Event of Default under the Indenture, the successor to the rights of the Issuer in respect of the Loans and Loan Collateral (including, without limitation, the Trustee or any or all of the related Noteholders) shall have the right to terminate this Agreement, by notice to the Master Servicer and the Issuer. Upon such termination, the Master Servicer shall be entitled to receive only the accrued and unpaid servicing compensation provided for in Section 2.5 to the date of such termination and any other reimbursement to which it would otherwise be entitled of amounts theretofore advanced by it.

      SECTION 13.2.  Amendment.

      13.2.0.0.0.0.1. This Agreement may only be amended from time to time by the Issuer, the Servicer and the Trustee, with the consent of the Holders representing at least 51% of the aggregate outstanding principal amount of the Notes (without giving regard to any Notes owned by the Master Servicer or its Affiliates) for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Agreement, provided, however, that no such amendment shall, without consent of each Noteholder,
   13.2.0.0.0.0.1 reduce in any manner the amount of, or the timing of, payments received on the related Loans which are required to be deposited in the Payment Account; 13.2.0.0.0.0.1. alter the priorities with which any allocation of funds shall be made under this Agreement; 13.2.0.0.0.0.1.
   permit the creation of any lien (other than the lien or permitted by the Indenture) on the Trust Estate for the Notes or any portion thereof or deprive any such Holder of the benefit of this Agreement with respect to the Trust Estate or any portion thereof; or 13.2.0.0.0.0.1. modify this Section
   6.2 or Section 4.2, 4.3(b) or 4.4.

      13.2.1. Promptly after the execution of any amendment, the Master
   Servicer shall send to the Trustee a conformed copy of each such amendment, but the failure to do so will not impair or affect its validity. Promptly after the execution of any amendment pursuant to Section 6.2(a) the Issuer shall cause to be sent to each Noteholder a copy of such amendment. Any failure to do so shall not affect the validity of such amendment.

      13.2.2. It shall not be necessary, in any consent of Noteholders under this Section 6.2, to approve the particular form of any proposed amendment, but it shall be sufficient if such consent shall approve the substance thereof. The manner of obtaining such consents and of evidencing the authorization of the execution thereof by Noteholders shall be subject to such reasonable regulations as the Trustee may prescribe.

      13.2.3. Any amendment or modification effected contrary to the provisions of this Section 6.2 shall be void.

      SECTION 13.3.  Governing Law.

      This Agreement shall be construed in accordance with and governed by the laws of the State of New York, without regard to the conflict of law provisions thereof.

      SECTION 13.4.  Notices.

      All notices, requests or other communications desired or required to be given under this Agreement shall be in writing and shall be sent by 13.5. certified or registered mail, return receipt requested, postage prepaid,
   13.6. national prepaid overnight delivery service, 13.7. telecopy or other facsimile transmission (following with hard copies to be sent by national prepaid overnight delivery service) or 13.8. personal delivery with receipt acknowledged in writing, as follows: (i) if to the Issuer, c/o Litchfield Financial Corporation, 789 Main Road, Stamford, Vermont 05352, Attention:
   President, (ii) if to the Master Servicer, to the Master Servicer at Litchfield Financial Corporation, 789 Main Road, Stamford, Vermont 05352,
   Attention: President, (iii) if to the Trustee, at 450 West 33rd Street, New York, New York 10001, Attention: Global Trust Services, Structured Finance Services. Any of the persons in subclauses (i) through (iii) above may change its address for notices hereunder by giving notice of such change to the other persons. Any change of address shown on a Note Register shall, after the date of such change, be effective to change the address for such Noteholder hereunder. All notices and demands shall be deemed to have been given either at the time of the delivery thereof to any officer of the Person entitled to receive such notices and demands at the address of such person for notices hereunder, or on the third day after the mailing thereof to such address, as the case may be.

      SECTION 13.5.  Severability of Provisions.

      If one or more of the provisions of this Agreement shall be for any reason whatever held invalid or unenforceable, such provisions shall be deemed severable from the remaining covenants, agreements and provisions of this Agreement and such invalidity or unenforceability shall in no way affect the validity or enforceability of such remaining provisions, the rights of any parties hereto, or the rights of the Trustee or any Noteholders. To the extent permitted by law, the parties hereto waive any provision of law which renders any provision of this Agreement invalid or unenforceable in any respect.

      SECTION 13.6.  Binding Effect; Limited Rights of Others.

      The provisions of this Agreement shall be binding upon and inure to the benefit of the respective successors and assigns of the parties hereto, and all such provisions shall inure to the benefit of the Trustee and the related Noteholders, provided that following an Event of Default under the Indenture and foreclosure of the Trust Estate pursuant thereto, the successor to the rights of the Issuer in respect of the related Loans and Loan Collateral (including without limitation the Trustee or any or all of the related Noteholders) shall not be bound by the provisions of this Agreement unless, within 90 days after the date on which such successor shall have succeeded to such rights of the Issuer, such successor shall not have terminated this Agreement pursuant to Section 6.1(b). Nothing in this Agreement expressed or implied, shall be construed to give any Person other than the parties hereto any legal or equitable right, remedy or claim under or in respect of this Agreement or any covenants, agreements, representations or provisions contained herein.

      SECTION 13.7.  Article and Section Headings.

      The article and section headings herein are for convenience of reference only, and shall not limit or otherwise affect the meaning hereof.

      SECTION 13.8.  Counterparts.

      This Agreement may be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.

                        LITCHFIELD HYPOTHECATION CORP. 1997-B

                              By:

                              By:


                              LITCHFIELD FINANCIAL CORPORATION


                              By:
                                    Name:
                                    Title:


                      THE CHASE MANHATTAN BANK, as Trustee


                              By:
                                    Name:
                                    Title:

                                                                Exhibit 10.164

                                 AMENDMENT NO. 4
                          Dated as of November 7, 1997

                                       to

                         Receivables Purchase Agreement
                         Dated as of September 29, 1995


      THIS AMENDMENT NO. 4 dated as of November 7, 1997 ("Amendment") is entered into by and among LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994, a Delaware corporation (the "Seller"), LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield"), HOLLAND LIMITED SECURITIZATION, INC., a Delaware corporation ("HLS") and ING BARING (U.S.) CAPITAL MARKETS, INC. (formerly known as Internationale Nederlanden (U.S.) Capital Markets, Inc.), as agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the "Agreement" referred to below.

   PRELIMINARY STATEMENT

            A. The Seller, Litchfield, HLS and the Agent are parties to that certain Receivables Purchase Agreement dated as of September 29, 1995 (as amended from time to time prior to the date hereof, the "Agreement"), pursuant to which HLS has agreed to purchase certain assets and to make other financial accommodations to the Seller.

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

            1.1. The defined term "Purchase Limit" contained in Section 1.01 of the Agreement is amended to delete the amount "$100,000,000" set forth therein and to substitute "$125,000,000" therefor.

            SECTION 2. Conditions Precedent. This Amendment shall become effective and shall be deemed effective as of date first above written upon the satisfaction of the following conditions precedent: (a) no event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; and (b) the Agent shall have received (i) five (5) copies of this Amendment duly executed by the Seller, Litchfield, HLS and the Agent and(ii) written confirmation from each of S&P and Fitch that this Amendment will not adversely affect the rating of the commercial paper notes issued by HLS to fund the acquisition of "Purchased Assets" (as such quoted terms are defined in the Agreement) to the Seller.

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

   LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994


                                    By__/s/ John Francis Egan__________
                              Title: Vice President



                        LITCHFIELD FINANCIAL CORPORATION


                        By__/s/ John Francis Egan________
                              Title: Vice President



   ING BARING (U.S.)  CAPITAL MARKETS, INC.


                                    By_________________________________
                                      Title:



   HOLLAND LIMITED SECURITIZATION, INC.

   By  ING BARING (U.S.)  CAPITAL MARKETS, INC., as attorney-in-fact


                                    By_________________________________
                                      Title:

                                                                Exhibit 10.165


                                 AMENDMENT NO. 4
                          Dated as of November 7, 1997

                                       to

                     Receivables Loan and Security Agreement
                         Dated as of September 29, 1995


            THIS AMENDMENT NO. 4 dated as of November 7, 1997 ("Amendment") is entered into by and among LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994, a Delaware corporation (the "Borrower"), LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield"), HOLLAND LIMITED SECURITIZATION, INC., a Delaware corporation ("HLS") and ING BARING (U.S.) CAPITAL MARKETS, INC. (formerly known as Internationale Nederlanden (U.S.) Capital Markets, Inc.), as agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the "Agreement" referred to below.

   PRELIMINARY STATEMENT

            A. The Borrower, Litchfield, HLS and the Agent are parties to that certain Receivables Loan and Security Agreement dated as of September 29, 1995 (as amended from time to time prior to the date hereof, the "Agreement"), pursuant to which HLS has agreed to make certain loans and other financial accommodations to the Borrower.

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

            1.1. The defined term "Borrowing Limit" contained in Section 1.01 of the Agreement is amended to delete the amount "$100,000,000" set forth therein and to substitute "$125,000,000" therefor.

            SECTION 2. Conditions Precedent. This Amendment shall become effective and shall be deemed effective as of date first above written upon the satisfaction of the following conditions precedent: (a) no event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; and (b) the Agent shall have received (i) five (5) copies of this Amendment duly executed by the Borrower, Litchfield, HLS and the Agent and (ii) written confirmation from each of S&P and Fitch that this Amendment will not adversely affect the rating of the commercial paper notes issued by HLS to fund "Loans" secured by interests in "Pledged Assets" (as such quoted terms are defined in the Agreement) to the Borrower.

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

   LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994


                                    By___/s/ John Francis Egan ________
                              Title: Vice President




                        LITCHFIELD FINANCIAL CORPORATION


                                    By___/s/ John Francis Egan_________
                              Title: Vice President



   ING BARING (U.S.)  CAPITAL MARKETS, INC.


                                    By_________________________________
                                      Title:



   HOLLAND LIMITED SECURITIZATION, INC.

                              By    ING   BARING   (U.S.)   CAPITAL   MARKETS,
   INC., as attorney-in-fact


                                    By_________________________________
                                      Title:

                                                                Exhibit 10.166

                              EMPLOYMENT AGREEMENT


    AGREEMENT  entered into as of the 1st day of January,  1998,  by and between
   Litchfield   Financial   Corporation,   a  Massachusetts   corporation   (the
   "Company"), and John J. Malloy, an individual residing in Ridgewood, New Jersey (the "Executive").

    WHEREAS, the Board of Directors determined that it is in the best interest of the Company to execute and deliver this Employment Agreement;

    NOW, THEREFORE, for good and valuable consideration , the receipt and sufficiency of which are hereby acknowledged, the undersigned hereby enter into this Employment Agreement as follows:

    1. Nature of Employment; Term of Employment. The Company shall employ the Executive as its Senior Vice President and the Executive shall serve the Company in such capacity, upon the terms and conditions contained herein. The Executive's employment shall commence on January 1, 1998, or such later date on or before January 15, 1998, on which the Executive shall be available for employment hereunder and shall continue until December 31, 2000. The term of the Executive's employment hereunder, subject to termination as herein provided, is referred to herein as the "Term." The Executive agrees to devote his full working time and energy and best efforts to the business of the Company and the performance of his duties hereunder during the Term; provided that nothing herein shall preclude the Executive from (i) managing his personal business affairs or (ii) in his individual capacity, providing legal services for family members and acquaintances as long as the same does not conflict with or interfere with his services hereunder. The Executive will be employed at the Company's headquarters in the Williamstown, Massachusetts area and the Company shall not relocate the Executive to a location more than 25 miles from Williamstown, Massachusetts.

    2. Compensation. In consideration of the services rendered by the Executive under this Agreement, the Company shall pay the Executive a base salary (the "Base Salary") of (i) One Hundred Fifty Thousand Dollars ($150,000) per year during the period from the date hereof through December 31, 1998, (ii) One Hundred Fifty Five Thousand Dollars ($155,000) for 1999 and (iii) One Hundred Sixty Thousand Dollars ($160,000) for 2000. In addition, the Executive shall be entitled to receive a bonus (the "Bonus") upon the terms as set forth on
   Schedule 1 hereto. The Executive's Base Salary and Bonus will be reviewed not less than annually by the Company's Board of Directors, but in no event reduced. The Executive's Base Salary will be paid in accordance with the Company's normal payroll practice.

    3. Fringe Benefits. During the Term and thereafter to the extent provided in
   Section 5.6(c), the Executive shall be entitled to participate in such employee benefit plans as are made available generally to key executive employees of the Company, including but not limited to 401(k) plans, pension plans, health benefits, life insurance and three (3) weeks paid vacation per year.

    4. Expenses. The Company shall reimburse the Executive for reasonable expenses incurred in connection with its business affairs, subject to guidelines approved by the Board of Directors and to the receipt of appropriate documentation therefor. The foregoing shall include, but not be limited to, reimbursement for bar or other professional association qualification and membership dues, premiums for malpractice insurance and professional continuing education relevant to the Executive's position at the Company.

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

    5.3 By the Executive for Cause. In the event the Company shall fail to make any payment owed to the Executive under Section 2 hereof when due or pay any expenses for which the Executive is entitled to reimbursement under Section 4 hereof, or breach any of the other material covenants of the Company hereunder, and such non-payment, non-reimbursement or breach shall continue for a period of twenty (20) days after the Executive gives written notice hereof to the Company, the Executive shall be entitled to terminate this Agreement on the expiration of such twenty (20) day period.

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

    (a) In the event the Executive's  employment  terminates pursuant to Section
   5.1 or 5.2, the Company shall continue to make, until December 31, 2000, payments at a rate equal to the Base Salary in effect on the date of death or disability as the case may be. The Executive shall have no liability to the Company as a result of a termination of employment pursuant to Sections 5.1 or 5.2 hereof. In the event of termination pursuant to Sections 5.1 or 5.2 the Executive shall also be entitled to receive a pro rata share of any bonus which otherwise would have been payable with respect to the year in which termination occurs, but shall not be entitled to any bonus for any subsequent year.

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

    (c) If the Executive terminates his employment pursuant to Section 5.3, the Company shall, until December 31, 2000, continue to pay and provide to the Executive the Base Salary, Bonus and fringe benefits which the Executive would otherwise have received under Sections 2 and 3 during that period. Such payments and benefits shall be liquidated damages for termination of employment, and the Executive shall not be entitled to receive any further payment or benefit.

    (d) If the Company terminates the Executive's employment pursuant to Section 5.5A, the Company shall, until December 31, 2000, continue to pay and provide to the Executive the Base Salary, Bonus and fringe benefits which the Executive would otherwise have received under Sections 2 and 3 during that period, in addition to any other remedies available to the Executive pursuant to applicable law. The Executive shall have no liability to the Company as a result of a termination of employment pursuant to Section 5.5A hereof.

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

    6.2 Non-Competition.

    (a) The Executive agrees that upon any termination of his employment pursuant to Section 5.5, he will, during the Non-Competition Period (as defined in Section 6.2(d)) observe the non-competition covenant set forth in
   Section 6.2(c).

    (b) The Executive agrees that upon any termination of his employment pursuant to any one of Sections 5.2, or 5.4, or upon expiration of the Term on December 31, 2000, he will, during the Non-Competition Period, observe the non-competition convenant set forth in Section 6.2 (c) provided that within thirty days after termination pursuant to Section 5.2 or 5.4, or in the event of termination upon expiration of the Term, at least thirty days prior to such expiration, the Company shall have given written notice to the Executive of its election to require the Executive to be bound by the non-competition covenant set forth in Section 6.2(c) in exchange for the payments to be made pursuant to Section 6.2(e).

    (c) If the Executive is required under Section 6.2 (a) or (b) to observe a non-competition covenant, he shall not engage in any business or render services to any business in the United States, as an officer, director, employee, agent, stockholder (excluding ownership of not more than one (1%) percent of the outstanding shares of a publicly held corporation if such ownership does not involve managerial or operational responsibility), manager partner or consultant, if such business is competitive with any product or service then being developed, produced or marketed by the Company. The parties agree that the current business of the Company consists of the origination, purchasing, servicing, packaging or disposing of loans, obligations, receivables, notes or mortgages or the acquisition of or investment in any company which engages in such services. The foregoing shall not preclude the Executive from acting as general counsel of, or providing legal services to, any person or entity.

    (d) The term  "Non-Competition  Period"  shall  mean:  (i) for  purposes  of
   Section 6.2(a), the first to occur of (x) the date 12 months after termination of employment and (y) December 31, 2000; and (ii) for purposes of
   Section 6.2(b), the date 18 months after termination of employment or expiration of the Term, as the case may be.

    (e) If the Company wishes to require that the Executive be bound by the non-competition covenant in Section 6.2(c) following a termination of employment pursuant to Sections 5.2 or 5.4 or upon expiration of the Term on December 31, 2000, it shall give the Executive written notice of such effect as set forth in Section 6.2(b). In such event, the Company shall pay the Executive (i) compensation at a monthly rate equal to the annual Base Salary in effect as of the date of the termination of employment divided by 12, to be paid monthly in advance, during the continuation of the Non-Competition Period, and (ii) an amount equal to one-half of the Bonus paid to the Executive under Section 2 for the year immediately preceding the year in which termination occurs, which payment shall be made in equal monthly payments on the first day of each month during the Non-Competition Period.

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

    10. Notices.  All  notices  hereunder,  to  be  effective,   shall  be  in
   writing and shall be delivered by hand or by certified mail, postage and fees prepaid, as follows:


           (i)   If to the Company:  Litchfield Financial Corporation
                                 789 Main Road
                                 Stamford, VT  05352

              With a Copy to:    James Westra, Esq.
                                 Hutchins, Wheeler & Dittmar
                                 101 Federal Street
                                 Boston, MA  02110

           (ii)  If to Executive:John J. Malloy
                                 146 Melrose Place
                                 Ridgewood, New Jersey  07450


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


                    LITCHFIELD FINANCIAL CORPORATION

                    By:/s/Heather A. Sica
                       Title:  Executive Vice President
                        /s/ John J. Malloy


                       John J. Malloy

                                                                  Exhibit 11.1


                        Litchfield Financial Corporation

                        Computation of Earnings per Share




                                           Year Ended December 31,
                                               1997        1996          1995
                                             ---------    ---------    -----------
Basic:
      Weighted average number of common
         shares outstanding...............   6,572,465    6,441,636     4,315,469
                                            ==========   ==========    ==========

      Income before extraordinary item....  $6,603,000   $5,273,000    $3,449,000
      Extraordinary item (net of applicable
      tax benefit of $138,000)............    (220,000)         ---           ---
                                            -----------  ---------------- -------
      Net income..........................  $6,383,000   $5,273,000    $3,449,000
                                            ==========   ==========    ==========

      Income before extraordinary item per
         common share.....................        $1.19     $ .97        $ .80
      Extraordinary item (net of applicable tax
         benefit of $138,000) per common share     (.04)      ---           ---
                                                   -----   -------        ------
      Net income per common share.........        $1.15     $ .97        $  .80
                                                  =====     =====         =====


   Diluted
      Weighted average number of common
         shares outstanding...............   5,572,465    5,441,659     4,313,583
      Net effect of dilutive stock options
         based on the treasury stock method
         using the average market price...     336,967      240,516       209,138
                                           -----------  -----------   -----------
      Total...............................   5,909,432    5,682,152     4,524,607
                                            ==========   ==========    ==========

      Income before extraordinary item....  $6,603,000   $5,273,000    $3,449,000
      Extraordinary item (net of applicable
         tax benefit of $138,000).........    (220,000)        ---           ---
                                            -----------  -----------  ------------
      Net income..........................  $6,383,000   $5,273,000    $3,449,000
                                            ==========   ==========    ==========

      Income before extraordinary item per
         common share.....................       $1.12        $ .93         $ .76
      Extraordinary item (net of applicable tax
         benefit of $138,000) per common share    (.04)         ---            ---
                                                  -----       -------       -------
      Net income per common share.........        $1.08       $ .93          $ .76
                                                  =====        =====          =====


                                                                   Exhibit 13.1

                                  Company LOGO

                          A specialty finance company.



                               1997 ANNUAL REPORT

             Chart of Earnings per share before extraordinary item.

                   Income Per Share Before Extraordinary Item

    LITCHFIELD FINANCIAL CORPORATION is a finance company which provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans, by making loans to businesses secured by consumer receivables and by making other secured loans to businesses.

    Through the support of its investors and dedication of its employees, Litchfield has been able to provide quality service, maintain consistent growth and be among the top performers in the financial services industry. Litchfield's common stock trades on The Nasdaq Stock Market's National Market under the symbol "LTCH" and is listed in some newspapers as "LITCHFNL".





                                 Revenue Growth

                                     (000's)

                        Chart of revenue by year by type.

Dear Fellow Stockholders:


    Litchfield had an outstanding year in 1997. Net income before extraordinary item was $6.6 million, a 25% increase over 1996. Earnings per share before extraordinary item was $1.12, up 20% over 1996. Originations were up 38% to $185 million and portfolio quality remained excellent, as delinquencies and defaults were level with the prior year. The fourth quarter of 1997 represented our 20th consecutive quarter as a public company where earnings per share were at or above analysts? estimates. It is our ninth year of earnings per share growth, before extraordinary item, in excess of 20%. In addition, our stock was up 30% in 1997 compared to 20% for the Russell 2000 small company index.

    In order to continue to be successful, our company needs four things; ideas, great people, good loans, and fairly priced money. We made progress in all these areas during 1997.

    Ideas. We continue to have innovative ideas for growing originations. In past years we had the idea to lend money to finance companies and have now done so successfully for several years. In 1997 we formalized this idea and formed our specialty finance group which acts as an incubator for future businesses which will help us continue to grow and diversify our company.
    People. In 1997 we added some outstanding people to our management team and continued to improve our staff. We believe that employees are more satisfied and thus more productive when they have some autonomy and ability to make changes. We solicit ideas from employees and ask them to implement their own ideas. We agree on specific, quantifiable goals which will enable us to achieve our business plan. This process lets us know where we need to improve and permits us to each set specific goals to assist in achieving our business plan.

    Loans. In 1997 we expanded our portfolio from $242 million to $304 million, an increase of 26%. We established many new customer relationships and expanded our relationships with our existing customers. The flow of loans and the demand for our business continues to grow as our pipeline is at its highest point ever. We are evaluating and underwriting these requests in order to bring the highest quality of these loans into our portfolio.

    Money. In 1997 we made great progress in our liquidity. We lowered our cost of money by refinancing long term debt and improving terms with some lenders. We sold hypothecation loans for the first time and participated some of our acquisition and development loans. We now have liquidity for substantially all of the assets on our balance sheet.

    We are still committed to the strategy adopted some five years ago of increasing our recurring cash revenues and thereby improving the quality of our earnings. Today, interest and servicing income represent more than 70% of our revenues.

    The result of all this progress and hard work is an increase in our return on equity and an expansion of our market capitalization to over $100 million. We will continue to work on more good ideas, building our team, acquiring high quality loans, improving our liquidity and lowering the cost of our funds in 1998 and beyond. These attributes, plus careful expense control, are our culture. I would like to offer a special thank you to our employees who we believe are the best team in specialty finance. They are the primary reason for our success. I would also like to thank all of you for your continued support.



                              RANDY  STRATTON
                      Chief Executive Officer and President
January 31 , 1998







                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)


                                             Year Ended December 31,
Statements of Income Data: (1)           1997      1996       1995     1994     1993
Revenues:
      Interest and fees on loans....   $19,374    $14,789   $11,392   $5,669   $4,330
      Gain on sale of loans.........     8,564      7,331     5,161    4,847    4,550
      Servicing and other fee income     1,753      1,576       908      459      501
                                       -------    -------   -------   ------   ------
           Total revenues...........    29,691     23,696    17,461   10,975    9,381
                                       -------    -------   -------   ------   ------
Expenses:
      Interest expense..............    10,675      7,197     6,138    3,158    2,717
    Salaries and employee benefits..     3,399      2,824     2,798    1,776    1,350
      Other operating expenses......     3,480      3,147     2,120    1,164    1,017
      Provision for loan losses.....     1,400      1,954       890      559      620
                                       -------    -------   -------  -------   ------
           Total expenses...........    18,954     15,122    11,946    6,657    5,704
                                       -------    -------   -------  -------   ------
Income before income taxes and
      extraordinary item............    10,737      8,574     5,515    4,318    3,677
Provision for income taxes..........     4,134      3,301     2,066    1,619    1,426
                                       -------    -------   -------  -------   ------
Income before extraordinary item....     6,603      5,273     3,449    2,699    2,251
Extraordinary item (2)..............      (220)       ---       ---     (126)     ---
                                       -------     ------    ------  -------    -----
           Net income...............   $ 6,383    $ 5,273   $ 3,449   $2,573   $2,251
                                       =======    =======   =======   ======   ======

Basic per common share amounts:
      Income before extraordinary item   $1.19      $ .97     $ .80     $ .66   $ .55
      Extraordinary item............      (.04)       ---       ---      (.03)    ---
                                         -----       ----      ----      -----    ----
           Net income per share.....     $1.15      $ .97     $ .80     $ .63   $ .55
                                         =====      =====      =====    =====    =====
Basic weighted average number of
   shares outstanding...............   5,572,465   5,441,636  4,315,469  4,116,684  4,065,688

Diluted per common share amounts:
      Income before extraordinary item  $ 1.12      $ .93     $ .76     $ .63   $ .53
      Extraordinary item............      (.04)       ---       ---      (.03)    ---
                                          -----      -----     -----     -----   -----
Net income per share................     $1.08      $ .93     $ .76     $ .60   $ .53
                                         =====       =====     =====     =====   =====
Diluted weighted average number
      of  shares outstanding........  5,909,432   5,682,152  4,524,607  4,282,884  4,216,151

Cash dividends declared per common share  $ .06     $ .05     $ .04     $ .03    $ .02

Other Statements of Income Data:
Income before extraordinary item as
   a percentage of revenues.........      22.3%     22.3%      19.8%     24.6%   24.0%
Return on average assets (3)........       3.8%      4.0%       3.7%      4.6%    5.0%
Return on average equity (3)........      14.1%     13.3%      16.6%     17.2%   17.0%


(1)Certain amounts in the 1993 through 1996 financial information have been reclassified to conform with the 1997 presentation.
(2)Reflects loss on early extinguishment of a portion of the 1992 Notes (as defined herein), net of applicable tax benefit of $76,000, for 1994 and of the remainder of the 1992 Notes, net of applicable tax benefit of $138,000, for 1997.
(3)   Before extraordinary item.

                             (Dollars in thousands)




                                                           December 31,
Balance Sheet Data (4):                 1997      1996       1995      1994       1993
                                      -------    -------   -------   -------    -------
Total assets.......................  $186,790   $152,689  $112,459   $63,487    $54,444
Loans held for sale (5).............   16,366     12,260    14,380    11,094      5,931
Other loans (5).....................   86,307     79,996    33,613    15,790     10,306
Retained interests in loan sales (5)   30,299     28,912    22,594    11,996     11,764
Secured debt........................    5,387     43,727     9,836     5,823        ---
Unsecured debt......................  105,347     46,995    47,401    29,896     32,302
Stockholders' equity................   52,071     42,448    37,396    16,610     14,722


Other Financial Data:
Loans purchased and originated (6).. $184,660   $133,750  $121,046   $59,798    $42,410
Loans sold (6)......................   98,747     54,936    65,115    40,116     28,099
Loans participated (6)..............    6,936        ---       ---       ---        ---
Serviced Portfolio (7)..............  304,102    242,445   176,650   105,013     84,360
Loans serviced for others...........  179,790    129,619   111,117    72,731     59,720
Dealer/developer reserves...........   10,655     10,628     9,644     6,575      4,926
Allowance for loan losses (8).......    5,877      4,528     3,715     1,264      1,064
Allowance ratio (9).................      1.93%      1.87%     2.10%     1.20%      1.26%
Net charge-off ratio (6)(10)........       .74%       .94%      .67%      .38%       .69%
Non-performing asset ratio (11)  ...      1.03%      1.57%     1.35%     1.02%      1.48%


(4)In 1997, the Company adopted Statement of Financial  Accounting Standards No.
   125,  "Accounting  for  Transfers  and  Servicing  of  Financial  Assets  and
   Extinguishments of Liabilities." Consequently, certain amounts included in the 1993 through 1996 financial statements have been reclassified to conform with the 1997 presentation: "Subordinated pass- through certificates held to maturity," "Excess servicing asset" and "Allowance for loans sold" have been reclassified as "Retained interests in loan sales." In addition, "Loans held for investment" have been reclassified as "Other loans."
(5)Amount indicated is net of allowance for losses and recourse obligation on retained interests in loan sales.
(6)   During the relevant period.
(7)The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company.
(8)The allowance for loan losses includes allowance for losses under the recourse provisions of loans sold.
(9)The allowance ratio is the allowances for loan losses divided by the amount of the Serviced Portfolio.
(10) The net charge-off ratio is determined by dividing the amount of net charge-offs for the period by the average Serviced Portfolio for the period.
(11)The non-performing asset ratio is determined by dividing the sum of the amount of those loans which are 90 days or more past due and other real estate owned by the amount of the Serviced Portfolio.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

Litchfield Financial Corporation (the "Company") is a specialty finance company which provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans, by making loans to businesses secured by consumer receivables and by making other secured loans to businesses.

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

Purchased loans consist primarily of "Land Loans" and "VOI Loans." Land Loans are typically secured by one to twenty acre rural parcels. VOI Loans finance the purchase of ownership interests in fully furnished vacation properties.

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


Results of Operations

The following table sets forth the percentage relationship to revenues of certain items included in the Company's statements of income.

                                               Year  ended December 31,
                                              1997          1996          1995
                                             ------        ------        ------
      Revenues:
          Interest and fees on loans......     65.3%         62.4%        65.2%
          Gain on sale of  loans.........      28.8          30.9         29.6
          Servicing and other fee income.       5.9           6.7          5.2
                                              -----         -----        -----
                                              100.0         100.0        100.0
                                              -----         -----        -----
Expenses:
          Interest expense...............      36.0          30.4         35.2
          Salaries and employee benefits.      11.4          11.9         16.0
          Other operating expenses.......      11.7          13.3         12.1
          Provision for loan losses......       4.7           8.2          5.1
                                               ----          ----         ----
                                               63.8          63.8         68.4
                                               ----          ----         ----
      Income before income taxes and extraordinary
          item...........................      36.2          36.2         31.6
      Provision for income taxes.........      13.9          13.9         11.8
      Income before extraordinary item...      22.3          22.3         19.8
      Extraordinary item.................      (0.8)          ---          ---
                                             -------       --------     --------
      Net income.........................      21.5 %        22.3%        19.8%
                                             =======        =======       ======



Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues increased 25.3% to $29,691,000 for the year ended December 31, 1997, from $23,696,000 for the year ended December 31, 1996. Net income for 1997 increased 21.1% to $6,383,000 compared to $5,273,000 in 1996. Net income as a percentage of revenues was 21.5% for the year ended December 31, 1997 compared to 22.3% for the year ended December 31, 1996. Loan purchases and originations grew 38.1% to $184,660,000 in 1997 from $133,750,000 in 1996. The Serviced
Portfolio increased 25.4% to $304,102,000 at December 31, 1997 from $242,445,000 at December 31, 1996.

Interest and fees on loans increased 31.0% to $19,374,000 in 1997 from $14,789,000 in 1996, primarily as the result of the higher average balance of loans held for sale and other loans during 1997. The average rate earned on loans owned and retained interests in loan sales decreased to 12.2% for the year ended December 31, 1997 from 12.5% for the year ended December 31, 1996, primarily due to the effect of the growth in Hypothecation Loans and A&D Loans as a percentage of the Serviced Portfolio. Hypothecation Loan and A&D Loan yields are usually less than Land Loan or VOI Loan yields, but servicing costs and loan losses are generally less as well.

Gain on the sale of loans increased 16.8% to $8,564,000 in 1997 from $7,331,000 in 1996. The volume of loans sold increased 79.7% to $98,747,000 for the year ended 1997 from $54,936,000 for the same period in 1996. Gain on sale of loans increased less than the volume of loans sold for the year ended December 31, 1997 primarily due to the lower yield on the sale of Hypothecation Loans in 1997 and, to a lesser extent, the lower amount of discount relating to loans sold. The yield on the sale of Hypothecation Loans is significantly less than the typical yield on sales of consumer receivables primarily due to shorter average maturities and the nature of the underlying collateral.

Servicing and other fee income increased 11.2% to $1,753,000 for the year ended December 31, 1997, from $1,576,000 for the year ended December 31, 1996 mostly due to the increase in other fee income resulting from the collection of significant prepayment penalties from a Hypothecation Loan and an A&D Loan in 1997. Although loans serviced for others increased 38.7% to $179,790,000 at December 31, 1997 from $129,619,000 at December 31, 1996, servicing income remained relatively constant due to a decrease in the average servicing fee per loan primarily as the result of the decrease in the number of purchased VOI Loans in the Serviced Portfolio.

Interest expense increased 48.3% to $10,675,000 for 1997, from $7,197,000 in 1996. The increase in interest expense primarily reflects an increase in average borrowings that were only partially offset by a decrease in average rates. During the year ended December 31, 1997, borrowings averaged $107,900,000 at an average rate of 9.1% compared to $71,800,000 and 9.3%, respectively, during 1996. Interest expense includes the amortization of deferred debt issuance costs.

Salaries and employee benefits increased 20.4% to $3,399,000 for the year ended December 31, 1997 from $2,824,000 for the year ended December 31, 1996 because of an increase in the number of employees and, to a lesser extent, an increase in salaries. The number of full time equivalents increased to 71 at December 31, 1997 compared to 57 at December 31, 1996. Personnel costs as a percentage of revenues decreased slightly to 11.4% for the year ended December 31, 1997 compared to 11.9% in 1996. As a percentage of the Serviced Portfolio, personnel costs decreased to 1.12% for the year ended December 31, 1997 from 1.16% for the same period in 1996.

Other operating expenses increased 10.6% to $3,480,000 for the year ended December 31, 1997 from $3,147,000 for the same period in 1996 primarily as the result of the growth in the Serviced Portfolio. As a percentage of revenues, other operating expenses decreased to 11.7% in 1997 compared to 13.3% in 1996. As a percentage of the Serviced Portfolio, other operating expenses decreased to 1.14% for 1997 from 1.30% for 1996.

During 1997, the provision for loan losses decreased 28.4% to $1,400,000 from $1,954,000 in 1996. The provision for loan losses decreased despite the increase in loans owned and retained interests in loans sold because of the growth in Hypothecation Loans as a percentage of the Serviced Portfolio. Hypothecation Loans have experienced significantly lower delinquency and default rates than Purchased Loans.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues increased 35.7% to $23,696,000 for the year ended December 31, 1996, from $17,461,000 for the year ended December 31, 1995. Net income for the year ended December 31, 1996 increased 52.9% to $5,273,000 compared to $3,449,000 in 1995. Net income as a percentage of revenues was 22.3% for the year ended December 31, 1996 compared to 19.8% for the year ended December 31, 1995. Loan originations grew 10.5% to $133,750,000 in 1996 from $121,046,000 in 1995.
Excluding the 1995 purchase of $41,500,000 of loans from the Government Employees Financial Corporation ("GEFCO"), originations increased 68.1%. The Serviced Portfolio increased 37.2% to $242,445,000 at December 31, 1996 from $176,650,000 at December 31, 1995.

Interest and fees on loans increased 29.8% to $14,789,000 in 1996 from $11,392,000 in 1995, primarily as the result of increases in other loans, retained interests in loans sold and fees related to Hypothecation Loan originations. The average rate earned on loans owned and retained interests in loans sold decreased to 12.5% for the year ended December 31, 1996 from 13.2% in 1995, primarily due to the effect of the growth in Hypothecation Loans as a percentage of the loan portfolio. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but Hypothecation Loans servicing costs and loan losses are generally less as well.

Gain on the sale of loans increased 42.0% to $7,331,000 in 1996 from $5,161,000 in 1995. The volume of loans sold decreased 15.6% to $54,936,000 for the year ended 1996 from $65,115,000 in 1995. The primary reason for the increase in the gain on sale of loans despite the decrease in the volume of loans sold was that the Company did not recognize any gain on the sale of $27,155,000 of VOI Loans purchased from GEFCO in the second quarter of 1995.

Loans serviced for others increased 16.7% to $129,619,000 at December 31, 1996 from $111,117,000 at December 31, 1995. Servicing and other fee income increased 73.6% to $1,576,000 for the year ended December 31, 1996, from $908,000 in 1995 because of the higher average Serviced Portfolio in 1996. In connection with the Company's continued growth, the Company decided to subcontract its servicing rights in order to avoid incurring additional fixed overhead costs associated with such servicing. Accordingly, the Company subcontracted to an unaffiliated third party the servicing of VOI Loans in 1995 and the remaining loans in April 1996.

Interest expense increased 17.3% to $7,197,000 for the year ended December 31, 1996, from $6,138,000 in 1995. The increase in interest expense primarily reflects an increase in average borrowings that were only partially offset by a decrease in average rates. During the year ended December 31, 1996, borrowings averaged $71,800,000 at an average rate of 9.3% as compared to $60,500,000 and 9.7%, respectively, during 1995. Interest expense includes the amortization of deferred debt issuance costs.

Salaries and employee benefits remained relatively constant at $2,824,000 for the year ended December 31, 1996 compared to $2,798,000 in 1995 despite increases in incentive compensation, salaries and the average number of employees in 1996. The average number of employees increased to 56 in 1996 from 45 in 1995, primarily as the result of the GEFCO acquisition. The number of full time equivalents increased to 57 at December 31, 1996 compared to 55 at December 31, 1995. The small increase in the number of full-time equivalents despite the significant growth in originations and the Serviced Portfolio described above is partially the result of subcontracting servicing to a third party. As a result, personnel costs as a percentage of revenues decreased to 11.9% for the year ended December 31, 1996 compared to 16.0% in 1995.

Other operating expenses increased 48.4% to $3,147,000 for the year ended December 31, 1996 from $2,120,000 for the same period in 1995 primarily as the result of the subcontracting of servicing to a third party. As a percentage of revenues, other operating expenses increased to 13.3% in 1996 as compared to 12.1% in 1995.

During 1996, the Company increased its provision for loan losses 119.6% to $1,954,000 from $890,000 in 1995, primarily as the result of the overall increase in the Serviced Portfolio as well as the proportionate increase in the percentage of non-guaranteed loans in the Serviced Portfolio. Historically, the loan loss rate for non-guaranteed loans has been higher than the rate for guaranteed loans.


Liquidity and Capital Resources

The Company's business requires continued access to short and long-term sources of debt financing and equity capital. The Company's principal cash requirements arise from loan originations, repayment of debt on maturity, payments of operating and interest expenses and loan repurchases. The Company's primary sources of liquidity are loan sales, short-term borrowings under secured lines of credit and long-term debt and equity offerings.

Since its inception, the Company has sold $348,198,000 of loans at face value ($249,451,000 through December 31, 1996). The principal amount remaining on the loans sold was $179,790,000 at December 31, 1997 and $129,619,000 at December 31, 1996. In 1997, the Company sold or securitized $51,196,000 of Purchased
Loans and $47,551,000 of Hypothecation Loans. In connection with certain loan sales, the Company commits to repurchase from investors any such loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $9,238,000 of loans at December 31, 1997 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $740,000, $991,000 and $448,000 of such loans under the recourse provisions of loan sales in 1997, 1996 and 1995, respectively. As of December 31, 1997, $21,412,000 of the Company's cash was restricted as credit enhancement for certain securitization programs. The Company also participated $6,936,000 of A&D and Other Loans without recourse to the Company.

The Company funds its loan purchases in part with borrowings under various secured lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. These lines of credit totaled $116,000,000 at December 31, 1997 and $50,000,000 at December 31, 1996. Outstanding borrowings on these lines of credit were $8,000 at December 31, 1997 and $34,500,000 at December 31, 1996. Interest rates on the above lines of credit range from the Eurodollar or LIBOR rate plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

The Company also finances its loan purchases with two revolving lines of credit and sales facilities as part of asset backed commercial paper facilities with multi seller commercial paper issuers. Such facilities totaled $150,000,000 at December 31, 1997 and $100,000,000 at December 31, 1996. As of December 31, 1997
and 1996, the outstanding balances of loans sold or pledged under the facilities were $121,142,000 and $77,521,000, respectively. Outstanding borrowings under the lines of credit were $169,000 at December 31, 1997 and $1,799,000 at December 31, 1996. Interest is payable on the lines of credit based on certain commercial paper rates.

The Company also finances its liquidity needs with long-term debt. Long-term debt totaled $105,347,000 at December 31, 1997 and $46,995,000 at December 31, 1996.

The Company also has a term note payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $5,210,000 and $7,428,000 at December 31, 1997 and 1996, respectively.

In June 1997, the Company entered into two interest rate swap agreements. The swap agreements involve the payment of interest to the counterparty at the prime rate on a notional amount of $110,000,000 and the receipt of interest at the commercial paper rate plus a spread and the LIBOR rate plus a spread on notional amounts of $80,000,000 and $30,000,000, respectively. The swap agreements expire in June 2000. There is no exchange of the notional amounts upon which interest payments are based.

Historically, the Company has not required major capital expenditures to support its operations.

Credit Quality and Allowances for Loan Losses

The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and future losses on such assets. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio were 1.20% at December 31, 1997 compared to 1.34% at December 31, 1996. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. When the Company does not receive guarantees on loan portfolios purchased, it adjusts its purchase price to reflect anticipated losses and its required yield. This purchase adjustment is recorded as an increase in the allowance for loan losses and is used only for the respective portfolio. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligation on retained interests in loan sales increased to $5,877,000 at December 31, 1997 compared to $4,528,000 at December 31, 1996. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at December 31, 1997 increased slightly to 1.93% from 1.87% at December 31, 1996.

As part of the Company's financing of Land Loans and VOI Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Land Loan or a VOI Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,655,000 and $10,628,000 at December 31, 1997 and 1996, respectively. The
Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


Impact of Year 2000

As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. Substantially all of the Company's operating systems are already year 2000 compliant. The Company does not expect to incur any significant additional costs to make its remaining applications year 2000 compliant.

Market for Common Stock

The Company's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "LTCH." The following table sets forth, for the periods indicated, the high and low stock prices of the Company's Common Stock. All share prices have been adjusted for a 5% stock dividend in each of 1996 and 1995.

                                   High         Low      Dividends
                1997
                1st Quarter..      16 3/4       14            ---
                2nd Quarter..      17           13 7/8        ---
                3rd Quarter..      21 3/4       16 3/8        ---
                4th Quarter..      21 1/2       16 1/2       $.06

                1996
                1st Quarter..      13 5/8       11            ---
                2nd Quarter..      14 1/4       12 7/8        ---
                3rd Quarter..      15           11 1/2        ---
                4th Quarter..      15           12 1/2       $.05

                1995
                1st Quarter..      10 7/8         9 5/8       ---
                2nd Quarter..      12 7/8       10            ---
                3rd Quarter..      16           12 3/8        ---
                4th Quarter..      15 1/4       12 3/8       $.04


Inflation

Inflation has not had a significant effect on the Company's operating results to date.


Notes to Investors

This annual report may contain certain forward-looking statements which involve a number of risks and uncertainties that could cause actual results to differ materially. Specifically, comments related to originations, revenues, net income, profitability, delinquencies and defaults may be considered forward-looking and subject to a number of risks and uncertainties, including but not limited to: demand for loans, declines in real estate value, changes in prevailing interest rates, continued availability of various funding sources, economic cycles, prepayment, timing of loan sales, collection and delinquency risks, contingent repurchase obligations, dependence on senior management, competition, regulation and environmental liabilities. Refer to Form 10-K for a complete list of factors as discussed under "Risk Factors".

                                       181
                        LITCHFIELD FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                   December 31,
  ASSETS                                                        1997        1996
Cash and cash equivalents................................   $  19,295  $    5,557
Restricted cash..........................................      23,496      18,923
Loans held for sale, net of allowance for loan losses of
   $1,388 and $817 in 1997 and 1996, respectively........      16,366      12,260
Other loans, net of allowance for loan losses of
   $2,044 and $1,200 in 1997 and 1996, respectively......      86,307      79,996
Retained interests in loan sales.........................      30,299      28,912
Other....................................................      11,027       7,041
                                                             ----------  --------
     Total assets........................................    $186,790    $152,689
                                                             ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit....................................... $       177   $  36,299
   Term note payable.....................................       5,210       7,428
   Accounts payable and accrued liabilities..............       6,479       3,811
   Dealer/developer reserves.............................      10,655      10,628
   Deferred income taxes.................................       6,851       5,080
                                                          ----------- -----------
                                                               29,372      63,246
                                                           ----------  ----------
   9.3%  Notes.  . . . . . . . . . . . . . . . ..              20,000         ---
   8.45%  Notes due 2002.  . . .. . . . . .. . .               51,750         ---
   10% Notes due 2002....................................         ---      12,785
   8.875% Notes due 2003.................................      15,317      15,930
   10% Notes due 2004....................................      18,280      18,280
                                                           ----------  ----------
                                                              105,347      46,995
                                                           ----------  ----------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares, none
     issued and outstanding..............................         ---         ---
   Common stock, $.01 par value; authorized 8,000,000 shares,
     5,656,609 shares issued and outstanding in 1997; 5,444,399 shares
     issued and outstanding in 1996......................          56          54
   Additional paid in capital............................      36,681      34,633
   Net unrealized gain on retained interests in loan sales      1,071         ---
   Retained earnings.....................................      14,263        7,761
                                                           ----------  -----------
     Total stockholders' equity..........................      52,071      42,448
                                                           ----------  ----------
     Total liabilities and stockholders' equity..........    $186,790    $152,689
                                                             ========    ========




          See accompanying notes to consolidated financial statements.



                        LITCHFIELD FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                            Year Ended
                                                            December 31,
                                                     1997       1996        1995
                                                  ---------- ----------   ------


Revenues:
   Interest and fees on loans................     $19,374     $14,789    $11,392
   Gain on sale of loans.....................       8,564       7,331      5,161
   Servicing and other fee income............       1,753       1,576        908
                                                 --------   --------- ----------
                                                   29,691      23,696     17,461
                                                  -------    --------   --------

Expenses:
   Interest expense..........................      10,675       7,197      6,138
   Salaries and  employee benefits...........       3,399       2,824      2,798
   Other operating expenses..................       3,480       3,147      2,120
   Provision for loan losses.................       1,400       1,954        890
                                                 --------   --------- ----------
                                                   18,954      15,122     11,946
                                                  -------    --------   --------

Income before income taxes and extraordinary item  10,737       8,574      5,515
Provision for income taxes...................       4,134       3,301      2,066
                                                 --------   ---------  ---------
Income before extraordinary item.............       6,603       5,273      3,449
Extraordinary item (net of applicable tax
   benefit of $138)..........................        (220)         ---         ---
                                                --------- ------------------------
Net income...................................     $ 6,383    $  5,273   $  3,449
                                                  =======    ========   ========


Basic per common share amounts:
   Income before extraordinary item..........       $1.19       $ .97  $ .80
   Extraordinary item........................        (.04)        ---    ---
                                                   ------     --------------
   Net income................................       $1.15       $ .97  $ .80
                                                    =====       =====  =====

Basic weighted average number of shares......   5,572,465   5,441,636  4,315,469


Diluted per common share amounts:
   Income before extraordinary item..........       $1.12       $ .93  $ .76
   Extraordinary item........................       (.04)         ---    ---
                                                  ------      --------------
   Net income................................       $1.08       $ .93  $ .76
                                                    =====       =====  =====

Diluted weighted average number of shares....   5,909,432   5,682,152  4,524,607






          See accompanying notes to consolidated financial statements.

                        LITCHFIELD FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                  Net
                                               Unrealized
                                               Gains on
                                    Additional Retained
                             Common   Paid In  Interests in  Retained Treasury
                             Stock    Capital   Loan Sales   Earnings   Stock    Total

December 31, 1994..........    $38   $11,868$     ---         $ 5,299   $(595)  $16,610
   Issuance of 186,819 shares in
     connection with 5%
     stock dividend........      2     2,473      ---          (2,475)    ---       ---
   Issuance of 1,282,551 shares
     (including reissuance of 100
     shares held in treasury)   12    17,532      ---            ---        1     17,545
   Dividends ($.04 per share)  ---       ---      ---             (208)             (208)
   Net income..............    ---       ---      ---             3,449    ---     3,449
                             ------- ---------  -------          ------- -------- -------
December 31, 1995..........     52    31,873      ---             6,065   (594)   37,396
   Issuance of 259,124 shares in
     connection with 5%
     stock dividend........      3     3,301      ---             (3,304)   ---       ---
   Issuance of 10,560 shares
     (including reissuance of
     10 shares held in treasury)---       52       ---               ---     ---       52
   Retirement of 48,990 shares
     held in treasury......     (1)     (593)      ---                       594      ---
   Dividends ($.05 per share)   ---      ---       ---               (273)    ---    (273)
   Net income..............     ---      ---       ---               5,273    ---   5,273
                             --------  --------  --------          ---------  ------  ------
December 31, 1996..........     54    34,633       ---               7,761     ---  42,448
   Issuance of 212,210 shares    2     2,048       ---                 ---     ---   2,050
   Net unrealized gain on retained
     interests in loan sales.   ---      ---      1,071                ---     ---   1,071
   Tax benefit from stock options
     exercised.............     ---      ---       ---                  458    ---     458
   Dividends ($.06 per share)   ---      ---       ---                 (339)          (339)
   Net income..............     ---      ---       ---                6,383    ---   6,383
                             -------  --------  ---------          ---------- -----  -------
December 31, 1997..........    $56   $36,681     $1,071             $14,263    $--- $52,071
                                ===  =======     ======            ==========  ===== =======









          See accompanying notes to consolidated financial statements.



                        LITCHFIELD FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                   Year Ended
                                                                  December 31,
                                                          1997       1996      1995
Cash flows from operating activities:
   Net income......................................     $  6,383   $ 5,273    $ 3,449
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Gain on sale of loans.........................       (8,564)   (7,331)    (5,161)
     Amortization and depreciation.................          954       520        511
     Amortization of retained interests in loan sales      4,945     3,444      2,267
     Provision for loan losses.....................        1,400     1,954        890
     Deferred income taxes.........................        1,771     1,340      1,209
     Net changes in operating assets and liabilities:
              Restricted cash......................       (4,573)   (2,578)    (4,957)
       Loans held for sale.........................       (3,644)    3,008     (1,814)
       Retained interests in loan sales............       (2,264)   (4,868)   (10,421)
       Dealer /developer reserves..................           27       984      3,069
       Net change in other assets and liabilities..        1,456    (1,373)     1,139
                                                          ---------  --------  ---------
     Net cash (used in) provided by operating activities  (2,109)      373     (9,819)
                                                         ----------  --------  ---------
Cash flows from investing activities:
   Purchase of investments held to maturity........          ---       ---     (5,595)
   Redemption of investments held to maturity......           59       118      9,232
   Net originations and principal payments on other loans(54,882)  (47,170)   (18,022)
   Other loans sold ...............................       47,727       ---        ---
   Collections on retained interests in loan sales.        4,620       590        ---
   Capital expenditures and other assets...........       (3,400)     (126)    (1,676)
                                                          ---------  ---------  ---------
      Net cash used in investing activities........       (5,876)  (46,588)   (16,061)
                                                          ---------   -------   --------

Cash flows from financing activities:
   Net (repayments) borrowings on lines of credit..       (36,122)   36,299     (5,823)
   Proceeds from issuance of 9.3% Notes............        20,000       ---     18,400
   Proceeds from issuance of 8.45% Notes...........        51,750       ---        ---
   Retirement of long-term Notes...................       (13,398)     (406)      (895)
   Proceeds from term note.........................            ---       ---     12,500
   Payments of term note...........................        (2,218)   (2,408)    (2,664)
   Net proceeds from issuance of common stock......         2,050        52     17,544
   Dividends paid..................................          (339)     (273)      (208)
                                                          ---------- --------- ----------
     Net cash provided by financing activities.....        21,723    33,264     38,854
                                                           --------   -------   --------

Net increase (decrease) in cash and cash equivalents       13,738   (12,951)    12,974
Cash and cash equivalents, beginning of period.....         5,557    18,508      5,534
                                                          ---------   -------  ---------
Cash and cash equivalents, end of period...........       $19,295   $ 5,557    $18,508
                                                           =======   =======    =======

Supplemental Schedule of Noncash Financing and Investing Activities:
   Exchange of loans for retained interests in loan sales    $577    $3,540     $8,842
   Transfers from loans to real estate acquired through
    foreclosure                                           $ 1,425    $1,654    $ 1,991
                                                           =======  ========   =======

Supplemental Cash Flow Information:
   Interest paid...................................       $ 9,841   $ 6,674    $ 5,766
                                                          ========   =======   ========
   Income taxes paid...............................       $ 2,656   $ 1,411   $  1,151
                                                          ========   =======   ========


          See accompanying notes to consolidated financial statements.

                        LITCHFIELD FINANCIAL CORPORATION


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.  Summary of Significant Accounting Policies

Business

Litchfield Financial Corporation is a specialty finance company which provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans, by making loans to businesses secured by consumer receivables and by making other secured loans to businesses.

Basis of Presentation

The  consolidated  financial  statements  include  the  accounts  of  Litchfield
Financial  Corporation  and  its  wholly-owned  subsidiaries.   All  significant
intercompany accounts and transactions have been eliminated upon consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Interest income

Interest income from loans and retained interests in loan sales is recognized using the interest method. Accrual of interest is suspended when collection is doubtful and, in any event, when a loan is contractually delinquent for ninety days. The accrual is resumed when the loan becomes contractually current as to principal and interest and past-due interest is recognized at that time.


Gain on sale of loans and retained interests in loan sales

As of January 1, 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for transfers of receivables. This standard did not have a material effect on net income for the year ended December 31, 1997. The Company has reclassified certain subordinated pass-through certificates, excess servicing assets and allowance for loans sold as retained interests in loan sales to conform with this standard.

Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Newly created interests which consist primarily of interest only strips and recourse obligations are initially recorded at fair value. The previous carrying amount is allocated between the assets sold and any retained interests based on their relative fair values at the date of transfer. Retained interests in transferred assets consists of subordinate portions of the principal balance of transferred assets and interest only strips.

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

On a quarterly basis, the Company assesses the carrying value of the retained interest in loans sold by comparing actual versus assumed prepayment rates on a disaggregated basis reflecting factors such as origination dates and types of loans. The Company will adjust the amortized cost of the retained interest in loan sales for any permanent unfavorable changes.

Loans

Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined by outstanding commitments from investors or current investor yield requirements.

Provisions for loan losses and impairment of loans

Provisions for loan losses are charged to income in amounts sufficient to maintain the allowances at levels considered adequate to cover anticipated losses on outstanding loans, including loans sold and retained interests in loan sales. Management evaluates allowance requirements on a quarterly basis by examining current delinquencies, historical loan losses, the value of the underlying collateral and general economic conditions and trends. Management also evaluates the availability of dealer/developer reserves to absorb loan losses. The Company determines those loans that are uncollectible based upon detailed review of all loans and any charge-offs are charged to the allowance for loan losses.

Land Loans, VOI Loans and Other Loans which consist of large groups of smaller balance loans are evaluated collectively for impairment and are stated at the lower of cost or fair value.

Hypothecation Loans and A&D Loans are evaluated individually for impairment based on the factors described above. No such loans were impaired at December 31, 1997 or 1996.

Loan origination fees and related costs

The Company defers the excess of loan origination fees over related direct costs and recognizes such amount as interest income over the estimated life of the related loans using the interest method.

Real estate acquired through foreclosure

Real estate acquired through foreclosure is carried at the lower of fair value less estimated costs to sell or cost. On a quarterly basis, the Company evaluates the carrying value of the real estate and establishes a valuation allowance if the fair value of the asset less the estimated costs to sell the asset is less than the carrying value of the asset. Subsequent increases in the fair value less the estimated cost to sell the asset would reduce the valuation allowance, but not below zero. There was no such valuation allowance at December 31, 1997 or 1996. Other real estate owned of $910,000 and $1,775,000 is included in other assets at December 31, 1997 and 1996, respectively.

Dealer/developer reserves

As part of the Company's financing of loans through dealer/developers, the Company retains a portion of the proceeds from the purchased loans as a reserve to offset potential losses on those loans. The Company negotiates the amount of reserves with the dealer/developers based upon various criteria, including the credit risk associated with the dealer/developer and the loans being purchased. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.

Income taxes

The Company uses the liability method of accounting for income taxes in its financial statements.

Net income per common share

In 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" was issued. This statement establishes standards for computing and presenting earnings per share. The statement replaces primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and stock award grants were exercised. Diluted earnings per share also includes the assumption that all convertible debt has been converted as of the beginning of each period. Diluted earnings per share is computed similarly to the previously reported fully diluted earnings per share. All prior period amounts have been restated to conform to FASB Statement No. 128.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

    Restricted cash represents accounts established as credit enhancements for certain loan sales and escrow deposits held for customers.

Deferred debt issuance costs

Deferred debt issuance costs are amortized over the life of the related debt. The unamortized balance of $3,336,000 and $1,820,000 is included in other assets at December 31, 1997 and 1996, respectively. The amount of the accumulated amortization was $1,868,000 and $1,051,000 at December 31, 1997 and 1996,
respectively.

Stock-based compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassification

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

New accounting standards

In 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued. This statement establishes standards for reporting comprehensive income and its components and requires this disclosure be added as a new section in a financial statement. This statement is effective for fiscal years beginning after December 31, 1997. The Company will adopt the new disclosures required by FASB Statement No. 130 in 1998.

In 1997, Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements. This statement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning after December 31, 1998. The Company will adopt the new disclosures required by Statement No. 131 for the year ended December 31, 1998. The Company does not expect its current disclosures to change significantly under FASB Statement No. 131.

2.  Investments and Retained Interests in Loan Sales

The following is a summary of investments and retained interests in loan sales:
(Dollars in thousands)                        Gross Unrealized                                                              Fair
December 31, 1997                  Cost      Gains      Losses             Value
Mortgage-backed securities....      $ 83     $ ---     $ ---                $ 83
Retained interests in loan sales  29,228      1,071      ---              30,299
                                 -------     ------    ------             ------
  Total.......................   $29,311     $1,071    $ ---             $30,382
                                 =======     ======    ======             ======
(Dollars in thousands)                        Gross Unrealized                                                                  Fair
December 31, 1996                  Cost      Gains      Losses              Value
Mortgage-backed securities....     $ 142     $ ---      $ ---              $ 142
Retained interests in loan sales  28,912       185        ---             29,097
                                 -------      -----     -------          ---------
  Total.......................   $29,054      $185     $  ---            $29,239
                                ========     =====       ======          =========
The amortized cost and estimated  fair value of debt  securities at December 31,
1997, by contractual maturity,  are shown below. Expected maturities will differ from contractual  maturities  because the issuers of the securities may have the right  to  prepay  obligations  without  prepayment  penalties.  Mortgage-backed securities are included in other assets.

                                                                Estimated
(Dollars in thousands)                            Cost          Fair Value
                                                ---------       ----------
Due in one year or less..............          $  2,486         $  2,486
Due after one year through five years            26,825           27,896
                                               ---------        ---------
   Total debt securities.............           $29,311          $30,382
                                                =======           =======

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

In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. The Company had investments in pass-through certificates of $15,747,000 and $18,004,000 at December 31, 1997 and 1996, respectively. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral. The Company had $21,412,000 and $18,647,000 of restricted cash at December 31, 1997 and 1996, respectively, representing credit enhancements.

If borrowers default in the payment of principal or interest on the mortgage loans underlying these issues of pass-through certificates, losses would be absorbed first by the subordinated portion or cash collateral account retained by the Company and might, therefore, have to be charged against the allowance for the loan losses to the extent dealer/developer guarantees and reserves are not available.



3.  Loans

Loans at December 31 consisted of the following:
   (Dollars in thousands)
                                                      December 31,
   Loans held for sale                            1997            1996
   Land...................................      $10,333          $11,833
   VOI....................................        3,134            2,194
   Other..................................        4,520              ---
   Discount, net of accretion.............         (233)            (950)
   Allowance for loan losses..............       (1,388)            (817)
                                              ---------       ----------
   Loans, net.............................      $16,366          $12,260
                                                =======          =======

   (Dollars in thousands)
                                                         December 31,
   Other loans                                    1997            1996
-------
   Land...................................     $  1,911         $  1,861
   VOI....................................          793            1,313
   Hypothecation..........................       36,206           44,153
   A&D....................................       41,385           22,811
   Other .................................        8,631           12,410
   Discount, net of accretion.............         (575)          (1,352)
   Allowance for loan losses..............       (2,044)          (1,200)
                                              ---------        ---------
   Loans, net.............................      $86,307          $79,996
                                                =======          =======

Contractual maturities of loans as of December 31, 1997 are as follows:

                                                              December 31,
   (Dollars in thousands)                                          1997

   1997..............................................         $    2,739
   1998..............................................             13,904
   1999..............................................             29,040
   2000..............................................             12,488
   2001  ............................................              3,531
   Thereafter........................................             40,971
                                                              ----------
                                                                $102,673

It is the Company's experience that a substantial portion of the loans will be repaid before contractual maturity dates. Consequently, the above tabulation is not to be regarded as a forecast of future cash collections.

4.  Allowances for Loan Losses and Recourse Obligations

An analysis of the total allowances for all loan losses and recourse obligations follows:

                                                          December 31,
(Dollars in thousands)                              1997             1996
                                                   -------          -----
Allowances for losses on loans held for sale       $1,388         $   817
Allowance for losses on other loans........         2,044           1,200
Recourse obligation on retained interests in loan sales
                                                    2,445           2,511
                                                   $5,877          $4,528

                                                   ======          ======

The total allowance for loan losses consists of the following:

                                                         Year ended December 31,
(Dollars in thousands)                           1997        1996        1995
Allowance at beginning of period..........      $4,528      $3,715      $1,264
Net charge-offs of uncollectible accounts (1)   (2,010)     (1,965)       (946)
Provision for loan losses ................       1,400       1,954         890
Allocation of purchase adjustment (2).....       1,959         824       2,507
                                               -------    --------     -------
Allowance at  end of period...............      $5,877      $4,528      $3,715
                                                ======      ======      ======

(1)  Net  of  recoveries  of  $424,   $310  and  $11  in  1997,  1996  and  1995,
   respectively.
(2)Represents  allocation  of  purchase  adjustment  related to the  purchase of certain nonguaranteed loans.

Net charge-offs by major loan and collateral types experienced by the Company are summarized as follows:


                                                      Year ended December 31,
(Dollars in thousands)                             1997       1996         1995
                                                 -------     -------      -----
Land......................................     $   986     $   669        $546
VOI.......................................         939       1,284          45
Hypothecation.............................         ---         ---         ---
A&D.......................................          (2)         (8)        352
Other.....................................          87          20           3
                                             ---------   ---------     -------
Total.....................................      $2,010      $1,965        $946
                                                ======      ======        ====


5. Derivative financial instruments held for purposes other than trading

The Company's objective in managing interest rate exposure is to match its proportion of fixed versus variable rate assets, liabilities and loan sale facilities. In June 1997, the Company entered into two interest rate swap agreements. The swap agreements involve the payment of interest to the counterparty at the prime rate on a notional amount of $110,000,000 and the receipt of interest at the commercial paper rate plus a spread and the LIBOR rate plus a spread on notional amounts of $80,000,000 and $30,000,000, respectively. The swap agreements expire in June 2000. There is no exchange of the notional amounts upon which the interest payments are based.

The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense on outstanding debt, (the accrual accounting method.) The related amount receivable from or payable to the counterparty is included in other assets or other liabilities. The fair values of the swap agreements are not recognized in the financial statements. The Company intends to keep the contracts in effect until they mature in June 2000.

In June 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, when commercial paper rates exceed 8%. If payments were to be received as a result of the cap agreement , they would be accrued as a reduction of interest expense. The amount was $4,471,000 at December 31, 1997 and the agreement expires in July 2003.

The Company is exposed to credit loss in the event of non-performance by the swap counterparty or cap provider.

6.  Debt
Financial data relating to the Company's secured lines of credit is as follows:

                                                          December 31,
(Dollars in thousands)                                 1997       1996
Lines of credit available (1)..............         $117,669     $51,799

Borrowings outstanding at end of period (1)             $177     $36,299

Weighted average interest rate at end of period          7.7%        7.9%

Maximum borrowings outstanding at any month end       $50,577     $36,299

Average amount outstanding during the period          $33,419     $15,948

Weighted average interest rate during the period (determined
  by dividing interest expense by average borrowings):    8.2%        7.6%

(1)Amount  includes  $169 and $1,799 of  outstanding  borrowings at December 31,
   1997  and  1996,   respectively,   on  the  revolving  line  of  credit  with
   multi-seller commercial paper issuer. (See Note 11.)

As of December 31, 1997 and 1996 the Company had no unsecured lines of credit.

In May 1997, the Company renewed and amended a secured line of credit to increase the line from $30,000,000 to $50,000,000 and extend the maturity to April 2000. There were no outstanding borrowings under this line of credit at December 31, 1997. Outstanding borrowings under the line of credit were $26,200,000 at December 31, 1996. This line of credit is secured by consumer receivables and other secured loans.

In December 1997, the Company amended a line of credit to increase the line from $20,000,000 to $30,000,000. There were no outstanding borrowings under this facility at December 31, 1997. Outstanding borrowings on this facility were $8,300,000 at December 31, 1996. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

In March 1997, the Company entered into a $25,000,000 secured line of credit. There were no outstanding borrowings at December 31, 1997. The facility is secured by loans to developers of VOI resorts for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

In January 1997, the Company amended a line of credit to increase the line from $5,000,000 to $8,000,000, which is secured by consumer receivables and other secured loans. This line of credit matures in January 1999. There were no outstanding borrowings on this line of credit at December 31, 1997 and 1996.

Also in March 1997, the Company entered into a $3,000,000 line of credit secured by consumer receivables and other secured loans which matures in March 1998. There were no outstanding borrowings at December 31, 1997.

In December 1997, the Company entered into a $1,500,000 construction mortgage secured by certain assets of the Company which matures in December 2008. Outstanding borrowing under this construction mortgage was $8,000 at December 31, 1997.

Interest rates on the above lines of credit range from the Eurodollar or LIBOR rate plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

The term note is payable monthly based on collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $5,210,000 and $7,428,000 at December 31, 1997 and 1996, respectively.

In April 1997, the Company issued unsecured notes with an initial principal balance of $20,000,000. Interest is payable at 9.3% semiannually in arrears. The notes require principal reductions of $7,500,000, $6,000,000, $6,000,000 and $500,000 in March 2001, 2002, 2003 and 2004, respectively.

In November 1997, the Company completed a public offering of $51,750,000 of 8.45% Notes due 2002 ("1997 Notes"), which is an unsecured obligation of the Company. The proceeds were used to repay the outstanding balance on certain of the Company's lines of credit and to retire the 10% Notes due 2002 ("1992 Notes"). The 1992 Notes were retired at par and resulted in an extraordinary loss of $220,000, net of applicable tax benefit of $138,000. The 1997 Notes allow for a maximum annual redemption at the election of the noteholders of $2,588,000 and contain certain restrictions regarding the payment of cash dividends and require the maintenance of certain financial ratios.

Previously, the Company completed public offerings of $17,570,000 in May 1993 ("1993 Notes") and $18,400,000 in March 1995 ("1995 Notes"). The 1993 Notes and
the 1995 Notes bear interest at 8 7/8% and 10%, respectively, and are due 2003 and 2004, respectively. The 1993 Notes and the 1995 Notes are unsecured obligations of the Company and each such issuance allows for a maximum annual redemption by noteholders of 5% of the original principal amount thereof. In June 1997, the noteholders redeemed, and the Company paid $613,000 of the 1993 Notes.

7.   Retirement Plans

Effective January 1, 1996, the Company implemented the Litchfield Financial Corporation Employee 401(k) Plan ("the Plan"), a defined contribution plan for all eligible employees at least 21 years of age and who have been employed by the Company for at least six months. Participating employees may elect to defer up to fifteen percent of their annual gross earnings. The Company will match an amount equal to one hundred percent of the employee's pretax contributions up to five percent of the employee's eligible compensation contributed into the Plan. Contributions made by the Company in 1997 and 1996 were $125,000 and $101,000, respectively.

8.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             December 31,
(Dollars in thousands)                                    1997        1996
                                                        --------     -----
Deferred Tax Assets:
  Loan loss allowance...........................         $  44      $  300
  Other.........................................           697         817
                                                          -----       -----
  Total deferred tax assets.....................           741       1,117
   Valuation allowance..........................           ---         ---
                                                        ----------   ---------
   Net deferred tax assets......................            741       1,117
                                                         --------      ------
Deferred Tax Liabilities:
  Depreciation..................................             50          43
  Mortgage loan income
   recognition..................................           6,131       4,729
  Accretion income..............................           1,360       1,425
  Other.........................................              51         ---
                                                            -----       ----
   Total deferred tax liabilities...............           7,592       6,197
                                                          -------     -------
     Net deferred tax liabilities...............          $6,851      $5,080
                                                          ======      ======

Significant components of the provision for income taxes attributable to continuing operations are as follow:

                                                          Year ended
                                                          December 31,
(Dollars in thousands)                              1997       1996        1995
                                                  --------   ---------   ------
Current:
  Federal.................................          $2,313    $  1,911     $   819
  State...................................              50          50          38
                                                   ---------   ---------   ---------
   Total Current..........................           2,363       1,961         857
                                                     -------     -------    --------
Deferred:
  Federal.................................           1,630       1,288       1,191
  State...................................             141          52          18
                                                    --------   ---------   ---------
   Total Deferred.........................           1,771       1,340       1,209
                                                    -------     -------     -------
                                                    $4,134      $3,301      $2,066
                                                     ======      ======      ======

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                             Year ended
                                                            December 31,
                                                     1997        1996       1995
                                                   --------    --------    -----

Tax at U.S. statutory rates...............         35.0%      35.0%       34.0%
State income taxes, net of
  federal tax benefit.....................          3.4        3.4         3.4
Other - net...............................          0.1        0.1         0.1
                                                  -----      ------      -----
                                                   38.5%      38.5%       37.5%
                                                   ====       ====        ====


9.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Year ended December 31,
                                            1997           1996         1995
 ---------
Numerator:
  Net Income..............................  $6,383,000  $5,273,000  $3,449,000
                                            ==========  ==========  ==========
Denominator:
  Denominator for basic earnings per share
    weighted-average shares...............   5,572,465   5,441,636   4,315,469
  Effect of dilutive securities:
   Employee stock options.................     336,967     240,516     209,138
                                            ----------  ----------  ----------
  Denominator for diluted earnings per share-
    adjusted weighted-average shares and
    assumed conversions...................   5,909,432   5,682,152   4,524,607
                                             =========   =========   =========

  Basic earnings per share................        $1.15   $ .97       $ .80
                                                  =====   =====       =====
  Diluted earnings per share..............        $1.08   $ .93       $ .76
                                                  =====   =====       =====


10.   Stockholders'  Equity  and  Stock   Option Plans

Stockholders' Equity

The Company declared 5% stock dividends in 1996 and 1995. Accordingly, weighted average share and per share amounts have been restated for periods presented.

Stock Option Plans

The Company has reserved 1,122,319 shares of common stock for issuance to officers, directors and employees on exercise of options granted under a stock option plan established in 1990. Options were granted at prices equal to or in excess of the fair market value of the stock on the date of the grant. There were 573,346 and 615,000 shares exercisable at December 31, 1997 and 1996, respectively.

Information with respect to options granted is as follows:

                                                    Number          Exercise
                                                      of              price
                                                     Shares         per share
Outstanding at December 31, 1994...........         677,469
  Granted..................................          81,588         $9.98-$11.56
  Canceled or exercised....................         (43,385)        $1.44-$11.67
                                                   --------         ------------
Outstanding at December 31, 1995...........         715,672
  Granted..................................         204,311       $11.55 - $14.05
  Canceled or exercised....................         (13,175)        $1.15-$11.55
                                                   --------        --------------
Outstanding at December 31, 1996...........         906,808
  Granted..................................          46,250       $14.38 - $21.00
  Canceled or exercised....................        (209,950)        $4.61-$13.33
                                                    -------        --------------
Outstanding at December 31, 1997...........         743,108
                                                    =======


In April 1995, the Company established the Stock Option Plan for Non-Employee Directors which provides for the grant of options to purchase 5,513 shares of common stock to each non-employee director serving on the Board at the time the plan was approved and to each new non-employee director elected in the five year period commencing April 1995. The maximum number of shares for which options may be granted under the plan is 66,150 shares. Options for 22,052 shares were granted at an exercise price of $12.02 per share in 1995 which was the fair market value on the date of grant. There were 18,377 and 22,052 options outstanding at December 31, 1997 and 1996, respectively. There were 11,025 and 7,352 options that were exercisable at December 31, 1997 and 1996, respectively.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.78%, 6.23% and 6.31%; a dividend yield of .32%, .35% and .35%, volatility factors of the expected market price of the Company's common stock of .23, .24 and .24; and a weighted-average expected life of the option of 7.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information that follows is presented in thousands, except per share data.

                                                         Year ended
                                                         December 31,
                                                  1997        1996        1995
                                                --------    --------    ------
Pro forma net income before extraordinary item  $6,280       $4,983     $3,363
Extraordinary item.......................         (220)         ---        ---
                                                --------    ----------  -------
Pro forma net income.....................       $6,060       $4,983      $3,363
                                                ======       ======      ======

Pro forma basic earnings per share
  Income before extraordinary item.......     $   1.13        $ .92       $ .78
  Extraordinary item.....................         (.04)         ---         ---
                                                ----------    ----------  ----------
  Net income.............................     $   1.09       $  .92      $  .78
                                                ========     ========    ========

Pro forma diluted earnings
   per share
  Income before extraordinary item.......     $   1.06         $ .88     $  .74
  Extraordinary item.....................        ( .04)          ---         ---
                                               ---------     ---------  ----------
  Net income.............................     $   1.02         $ .88     $  .74
                                               ========       =======    ========

11.  Sale of Loans

The Company has sold $348,198,000 and $249,451,000 of loans at face value through December 31, 1997 and 1996, respectively. The principal amount remaining on the loans sold was $179,790,000 and $129,619,000 at December 31, 1997 and 1996, respectively. The Company guarantees, through replacement or repayment, loans in default up to a specific percentage of loans sold. Dealer/Developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

The Company's exposure to loss on loans sold in the event of nonperformance by the consumer, the dealer/developer on its guarantee, and the determination that the collateral is of no value was $9,238,000, $8,780,000, and $10,259,000 at
December 31, 1997, 1996 and 1995, respectively. Such amounts have not been discounted. The Company repurchased $740,000, $991,000 and $448,000 of loans under the recourse provisions of loan sales in 1997, 1996, and 1995, respectively. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale document.

The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 44 and 50 states, respectively. At December 31, 1997, 19.1% and 10.4% of the portfolio by collateral location was located in Texas and Florida, respectively, and 19.1% and 12.9% of the portfolio by borrower location were located in Texas and Florida, respectively. No other state accounted for more than 10.0% of the total.

The Company has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In November 1997, the Company amended the facility to increase the facility to $125,000,000, subject to certain terms and conditions. The facility expires in June 1998.

 In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of December 31, 1997, the outstanding balance of the sold or pledged loans securing this facility was $108,625,000. Outstanding borrowings under the line of credit at December 31, 1997 and 1996 were $169,000 and $1,799,000, respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

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

In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1996 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of December 31, 1997, the outstanding aggregate balance of the sold loans under the facility was $12,517,000. There were no outstanding borrowings under the line of credit as of December 31, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.



                              REPORT OF MANAGEMENT


12.  Quarterly Results of Operations (Unaudited)
                                     First   Second    Third   Fourth     Total
                                  (in thousands, except share and per share data)
1995
Total revenues..................   $2,750   $4,574    $5,464   $4,673    $17,461
Total expenses..................    2,157    3,013     3,137    3,639     11,946
Net income......................      370      975     1,454      650      3,449

Earnings per common share:
   Basic........................      .09       .24      .35       .13        .80
   Diluted......................      .09       .23      .33       .13        .76

Weighted average number of shares:
   Basic........................ 4,085,033   4,100,300   4,120,674   4,948,327  4,315,469
   Diluted...................... 4,231,959   4,264,612   4,387,045   5,198,573  4,524,607

1996
Total revenues..................   $4,650   $6,101    $6,977   $5,968    $23,696
Total expenses..................   3,355     3,560     3,808    4,399     15,122
Net income......................     798     1,564     1,946      965      5,273

Earnings per common share:
   Basic........................      .15       .29       .36        .18      .97
   Diluted......................      .14       .27       .34        .17      .93

Weighted average number of shares:
   Basic........................ 5,436,149   5,442,768   5,443,319   5,444,399  5,441,636
   Diluted...................... 5,629,983   5,708,164   5,697,100   5,706,061  5,682,152

1997
Total revenues..................   $6,407   $7,691    $8,263   $7,330    $29,691
Total expenses..................    4,545    4,634     4,749    5,026     18,954
Income before extraordinary item    1,145     1,880     2,161    1,417      6,603
Extraordinary item..............     ---       ---      ---      (220)      (220)
Net income......................    1,145    1,880     2,161    1,197      6,383

Earnings per common share:
   Basic income before extraordinary item.21    .34      .38      .25        1.19
   Diluted income before extraordinary item.20  .32      .36      .24        1.12
   Extraordinary item...........     ---       ---       ---     (.04)       (.04)
   Basic net income.............      .21       .34      .38       .21       1.15
   Diluted net income...........      .20       .32      .36       .20       1.08

Weighted average number of shares:
   Basic........................ 5,446,679   5,560,167   5,629,644   5,652,424  5,572,465
   Diluted...................... 5,792,078   5,857,176   5,980,698   6,014,831  5,909,432

   A significant portion of the Company's revenues consists of gains on sales of loans. Thus, the timing of loan sales has a significant effect on the Company's results of operations. An accrual of approximately $510,000 for salary compensation as the result of the realization of performance criteria by certain executive and management personnel was recorded in the fourth quarter of 1995. In 1996 and 1997, such amounts were accrued throughout the year including $128,000 and $123,000, respectively, in the fourth quarter.

                              REPORT OF MANAGEMENT

To the Stockholders and Noteholders of
LITCHFIELD FINANCIAL CORPORATION

ated financial statements have been prepared in conformity with generally accepted accounting principles. They include amounts based on informed judgment and estimates. The representations in the financial statements are the responsibility of management. Financial information elsewhere in the Annual Report is consistent with that in the financial statements.

   To meet management's responsibility, the Company maintains a system of internal control designed to provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. The system of internal control includes statements of policies and business practices, widely communicated to employees, which are designed to require them to maintain high ethical standards in their conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility and by a program of internal audit with management follow-up.

   The financial statements have been audited by Ernst & Young LLP. Their audit was conducted in accordance with generally accepted auditing standards and included a review of internal controls and selective tests of transactions.

   The Audit Committee of the Board of Directors, composed entirely of outside directors, meets periodically with the independent auditors and management to review accounting, auditing, internal accounting controls and financial reporting matters. The independent auditors have free access to this committee without management present.

/S/ RONALD E. RABIDOU        /S/ DAVID M. PASCALE
RONALD E. RABIDOU               DAVID M.PASCALE
Chief Financial OfficerChief Accounting Officer and Controller


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LITCHFIELD FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Litchfield Financial Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Litchfield Financial Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP
Boston, Massachusetts
January 31, 1998

      Corporate Officers                         Board of Directors

Richard A. Stratton                        John A. Costa
Chief Executive Officer and President      Managing Director of Planning and
                                           Business Development for Cardholder
Heather A. Sica                            Management Services
Executive Vice President and Treasurer
                                           Donald R. Dion, Jr., Esq.
Ronald E. Rabidou                          Chairman and Chief Executive Officer
Chief Financial Officer                    of Dion Money Management Advisors,
                                           Inc.
Wayne M. Greenholtz
Senior Vice President                      Daivd J. Ferrari
                                           President, Argus Management
John J. Malloy                             Corporation
Senior Vice President
                                           Gerald Segel
James H. Shippee                           Retired Chairman, Tucker Anthony &
Senior Vice President                      R.L. Day, Inc.

Michael A. Spadacino                       Heather A. Sica
Senior Vice President                      Executive Vice President and
Treasurer

Joseph S. Weingarten                       Richard A. Stratton
Senior Vice President                      Chief Executive Officer and President

James A. Yearwood                          James Westra, Esq.
First Vice President                       Stockholder of Hutchins, Wheeler &
                                           Dittmar, A Professional Corporation
David M. Pascale
Chief  Accounting Officer
and Controller                                   Nasdaq Symbol

      General                              Counsel  The  common  stock is traded
                                           under the symbol "LTCH".
Hutchins, Wheeler & Dittmar,
A Professional Corporation                    Copies of the Company's Form
Boston, MA                                 10-K Report, filed with the
Securities and
                                           Exchange Commission, may be obtained
      Transfer Agent                       from the office of the Treasurer,
Litchfield
                                         Financial Corporation, 430 Main Street,
State Street Bank and Trust Company        Williamstown, MA  01267.
c/o Boston EquiServe
Boston, MA                                    As of January 31, 1998, there were
                                           1,070 stockholders of record.

      Independent Auditors

Ernst & Young LLP
Boston, MA

     Corporate Headquarters                  Western Regional Office


Litchfield Financial Corporation           Litchfield Financial Corporation

  430 Main Street                            13701 West Jewell Avenue
  Williamstown, MA  01267                    Suite 200
                                             Lakewood, CO  80228
  Tel:  (413) 458-1000                                Tel:  (303) 985-1030
  Fax: (413) 458-1020                                 Fax:  (303) 985-5375
  E-mail:  lfc@ltchfld.com


                                                                  Exhibit 21.1

   LITCHFIELD FINANCIAL CORPORATION
   List of Subsidiaries


       Name and Doing Business As                             Incorporation        D/B/A
       Litchfield Financial Corporation                       Massachusetts        None
       Litchfield Mortgage Securities Corporation             Massachusetts        None
       Litchfield Mortgage Securities Corporation 1992-2      Massachusetts        None
       Taconic Financial Services Corporation                 Vermont              None
       Litchfield Mortgage Securities Corporation 1994        Delaware             None
       Litchfield Residual Securities Corporation             Delaware             None
       Stamford Asset Recovery Corporation                    Delaware             None
       Stamford Business Credit Corporation                   Delaware             None
       Litchfield Timeshare Securities Corporation 1995       Delaware             None
       LTSC Real Estate Asset Corporation                     Delaware             None
       Litchfield Capital Corporation 1996                    Delaware             None
       Green Mountain Funding  Corporation                    Delaware             None
       Litchfield Hypothecation Corporation                   Delaware             None
       Litchfield Hypothecation Corporation 1997-B            Delaware             None


                                                                  Exhibit 23.1



   Consent of Independent Auditors


   We consent to the incorporation by reference in this Annual Report (Form 10-K) of Litchfield Financial Corporation of our report dated January 31, 1998, included in the 1997 Annual Report to Stockholders of Litchfield Financial Corporation.

   We also consent to the incorporation by reference in Registration Statements (Forms S-8 Nos. 333-11529 and 333-11531) filed with the Securities and Exchange Commission pertaining to various Litchfield Financial Stock Option Plans of our report dated January 31, 1998 with respect to the consolidated financial statements of Litchfield Financial Corporation incorporated by reference in the Annual Report (Form 10-K) for the year ended December 31, 1997.


                                                         /s/   Ernst  &  Young
   LLP

                                                         ERNST & YOUNG LLP


   Boston, Massacusetts
   March 27, 1998