Form 10-Q
period 1998-03-31
LITCHFIELD FINANCIAL CORP /MA
filed 1998-05-14
CIK 882515

1
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended MARCH 31, 1998

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


                      430 MAIN STREET, WILLIAMSTOWN, MA 01267
                                     (Address of principal executive
offices)                         (Zip Code)


         Registrant's telephone number, including area code: (413) 458-1000

                                 789 MAIN ROAD, STAMFORD VT 05352
                (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes X No


As of May 12, 1998, there were 5,667,751 shares of common stock of Litchfield Financial Corporation outstanding.


                                                                      FORM 10-Q

                                          1

                          LITCHFIELD FINANCIAL CORPORATION
                                      FORM 10-Q

                            QUARTER ENDED MARCH 31, 1998

                                        INDEX

                                                                        PAGE
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                                       3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              13


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          18

     Item 2.   Changes in Securities                                      18

     Item 3.   Defaults Upon Senior Securities                            18

     Item 4.   Submission of Matters to a Vote of Security Holders        18

     Item 5.   Other Information                                          18

     Item 6.   Exhibits and Reports on Form 8-K                           18


SIGNATURES                                                                20


                           PART I - FINANCIAL INFORMATION
                            Item 1. Financial Statements

                          LITCHFIELD FINANCIAL CORPORATION
                             Consolidated Balance Sheets
                 (In thousands, except share and per share amounts)

                                                                 March 31,      December 31,
                                                                   1998           1997
                                                               (unaudited)

                                       ASSETS
Cash and cash equivalents.................................      $  11,429      $  19,295
Restricted cash ..........................................         24,381         23,496
Loans held for sale, net of allowance for loan losses of
   $1,273 in 1998 and $1,388 in 1997......................         16,246         16,366
Other loans, net of allowance for loan losses of
   $2,312 in 1998 and $2,044 in 1997......................        116,816         86,307
Retained interests in loan sales..........................         29,937         30,299
Other.....................................................         11,367         11,027
      Total assets........................................       $210,176       $186,790

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit........................................      $  23,222        $   177
   Term note payable......................................          4,428          5,210
   Accounts payable and accrued liabilities...............          5,730          6,479
   Dealer/developer reserves..............................         10,616         10,655
   Deferred income taxes..................................          7,190          6,851
                                                                   51,186         29,372

   9.3% Notes ............................................         20,000         20,000
   8.45% Notes due 2002...................................         51,750         51,750
   8.875% Notes due 2003..................................         15,317         15,317
   10% Notes due 2004.....................................         18,280         18,280
                                                                  105,347        105,347

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued
      and outstanding.....................................           ---            ---
   Common stock, $.01 par value; authorized 8,000,000 shares, 5,660,790 shares issued and outstanding in 1998 and 5,656,609 shares issued
      and outstanding in 1997.............................             56             56
   Additional paid in capital.............................         36,727         36,681
   Net unrealized gain on retained interests in loan sales          1,047          1,071
   Retained earnings .....................................         15,813         14,263
      Total stockholders' equity..........................         53,643         52,071
      Total liabilities and stockholders' equity..........       $210,176       $186,790




       See accompanying notes to unaudited consolidated financial statements.

                          LITCHFIELD FINANCIAL CORPORATION

                          Consolidated Statements of Income
                 (In thousands, except share and per share amounts)
                                      Unaudited

                                                              Three Months Ended March 31,
                                                                 1998           1997
Revenues:
   Interest and fees on loans..........................         $5,233          $4,546
   Gain on sale of loans...............................          2,227           1,504
   Servicing and other fee income......................            493             357
                                                                 7,953           6,407

Expenses:
   Interest expense....................................          2,997           2,394
   Salaries and employee benefits......................          1,133             813
   Other operating expenses............................            953             903
   Provision for loan losses...........................            350             435
                                                                 5,433           4,545

Income before income taxes.............................          2,520           1,862
Provision for income taxes.............................            970             717
Net income.............................................         $1,550          $1,145



Earnings per common share:
   Basic...............................................       $    .27        $    .21
   Diluted.............................................       $    .26        $    .20

Weighted average number of shares:
   Basic...............................................       5,659,756       5,446,679
   Diluted.............................................       6,020,158       5,792,078
















       See accompanying notes to unaudited consolidated financial statements.







                          LITCHFIELD FINANCIAL CORPORATION
                   Consolidated Statements of Comprehensive Income
                                   (In thousands)
                                      Unaudited














                                                              Three Months Ended March 31,
                                                                  1998             1997

Net income............................................           $1,550          $1,145

Other comprehensive income, net of tax:
   Net unrealized (loss) gain on retained
      interests in loan sales.........................              (24)            235

Comprehensive income..................................            $1,526         $1,380






















       See accompanying notes to unaudited consolidated financial statements.




                          LITCHFIELD FINANCIAL CORPORATION
                   Consolidated Statement of Stockholders' Equity
                        (In thousands, except share amounts)
                                      Unaudited












                                                        Net Unrealized
                                                        Gain (Loss) on
                                             Additional    Retained
                                   Common     Paid In    Interests in    Retained
                                   Stock      Capital     Loan Sales     Earnings     Total

Balance, December 31, 1997.....     $56       $36,681        $1,071       $14,263     $52,071

   Issuance of 4,181 shares of common
     stock ....................     ---            46           ---           ---          46

   Net unrealized loss on retained
     interests in loan sales...     ---           ---           (24)          ---         (24)

   Net income..................     ---           ---           ---         1,550       1,550

Balance, March 31, 1998........     $56        $36,727        $1,047      $15,813     $53,643














       See accompanying notes to unaudited consolidated financial statements.

                          LITCHFIELD FINANCIAL CORPORATION

                        Consolidated Statements of Cash Flows
                                   (In thousands)
                                      Unaudited
                                                               Three Months Ended March 31,
                                                                     1998          1997
Cash flows from operating activities:
    Net income...........................................          $ 1,550       $ 1,145
    Adjustments to reconcile net income to net cash provided by operating activities:
       Gain on sale of loans.............................           (2,227)       (1,504)
       Amortization and depreciation.....................              223           129
       Amortization of retained interests in loan sales..            1,436         1,014
       Provision for loan losses.........................              350           435
       Deferred income taxes.............................              339           392
       Net changes in operating assets and liabilities:
          Restricted cash................................             (885)       (1,904)
          Loans held for sale............................              994          (547)
          Retained interests in loan sales...............             (563)         (132)
          Dealer/developer reserves......................              (39)            3
          Net change in other assets and liabilities.....             (647)        2,110
       Net cash provided by operating activities.........              531         1,141

Cash flows from investing activities:
    Net originations and principal payments on other loans         (30,777)      (10,973)
    Collections on retained interests in loan sales......              931         1,499
    Capital expenditures and other assets................             (860)          (32)
        Net cash used in investing activities............          (30,706)       (9,506)

Cash flows from financing activities:
    Net borrowings on lines of credit....................           23,045        11,230
    Payments on term note................................             (782)         (525)
    Net proceeds from issuance of common stock...........               46           689
       Net cash provided by financing activities.........           22,309        11,394

Net (decrease) increase in cash and cash equivalents.....           (7,866)        3,029
Cash and cash equivalents, beginning of period...........           19,295         5,557
Cash and cash equivalents, end of period.................          $11,429      $  8,586

Supplemental Schedule of Noncash Financing and Investing Activities:
    Exchange of loans for retained interests in loan sales          $  447      $   ---
    Transfers from loans to real estate acquired through foreclosure$  797      $   447

Supplemental Cash Flow Information:
    Interest paid........................................         $  3,255      $  2,300
    Income taxes paid....................................         $     31      $    325






       See accompanying notes to unaudited consolidated financial statements.

                                                                      FORM 10-Q

                          LITCHFIELD FINANCIAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                         1






                                                                      FORM 10-Q

                          LITCHFIELD FINANCIAL CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     Unaudited

A. Basis of Presentation


     The accompanying unaudited consolidated interim financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1997.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The Company adopted the requirements of this statement in the first quarter.
This statement  established   standards  for  reporting   comprehensive  income
and its components and requires this disclosure be added as a new item in the financial statements.


B.  Gain on Sale of  Loans and Retained Interests in Loan Sales


     Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Newly created interests which consist primarily of interest only strips and recourse obligations are initially recorded at fair value. The previous carrying amount is allocated between the assets sold and any retained interests based on their relative fair values at the date of transfer. Retained interests in transferred assets consist primarily of subordinate portions of the principal balance of transferred assets and interest only strips.

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

     There is generally no servicing asset or liability because the Company estimates that the benefits of servicing are offset by the related costs associated with its servicing responsibilities.

      Since its inception, the Company has sold $366,700,000 of loans at face value ($348,198,000 through December 31, 1997). The principal amount remaining on the loans sold was $184,157,000 at March 31, 1998 and $179,790,000 at
December 31, 1997.  In connection with certain loan sales, the

                                                                 FORM 10-Q

                          LITCHFIELD FINANCIAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
Company guarantees, through replacement or  repayment, loans in default up to a
specified percentage of loans  sold.   Dealer/developer   guaranteed  loans  are
secured  by  repurchase or   replacement  guarantees in  addition  to,  in  most
instances, dealer/developer reserves.

     The Company's exposure to loss on loans sold in the event of nonperformance by the consumer, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $9,940,000 at March 31, 1998 ($9,238,000 at December 31, 1997). Such amounts have not been discounted. The Company repurchased $118,000 and $335,000 of loans under the recourse provisions of loan sales during the three months ended March 31, 1998 and 1997, respectively, and $740,000 during the year ended December 31, 1997. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of March
31,  1998,   $22,751,000  of the Company's  cash  was  restricted   as   credit
enhancements  in connection  with certain securitization programs.

     The Company's  Serviced  Portfolio is  geographically   diversified   with
collateral and consumers located in 45 and 50 states, respectively. The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company. At March 31, 1998, 18.2% of the Serviced Portfolio by collateral location was located in Texas (19.1% at December 31, 1997), and 18.2% and 17.1% of the Serviced Portfolio by borrower location was located in Texas and Florida (19.1% and 12.9% at December 31, 1997), respectively. No other state accounted for more than 10.0% of the total by either collateral or borrower location.


C. Allowance for loan losses and recourse obligations


The total allowance for loan losses consists of the following:
                                                              March 31,     December 31,
                                                                1998            1997
     Allowance for losses on loans held for sale...          $1,273,000      $1,388,000
     Allowance for losses on other loans...........           2,312,000       2,044,000
     Recourse obligation on retained interests in loan sales  2,579,000       2,445,000
                                                             $6,164,000      $5,877,000


D.  Debt


     As of March 31, 1998 and December 31, 1997, the Company had no unsecured lines of credit.

     In January 1997, the Company amended a line of credit, secured by consumer receivables and other secured loans, to increase the line from $5,000,000 to
$8,000,000. This line of  credit   matures  in  January  1999.   There  were  no
outstanding borrowings at March 31, 1998 or December 31, 1997.

     In March 1997, the Company entered into an additonal $25,000,000 secured line of credit. The outstanding borrowings under this line of credit at March 31, 1998 were $13,327,000 and there were no outstanding borrowings at December 31, 1997. The facility is secured by loans to developers of vacation ownership interest resorts ("VOI resorts"), popularly known as timeshare resorts, for the
acquisition and development of VOI resorts  ("Facility  A")  and   the  related
financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

     In May 1997, the Company renewed and amended an additional secured line of credit to increase the line from $30,000,000 to $50,000,000 and extend the maturity to April 2000. The outstanding borrowings under this line of credit at March 31, 1998 were $6,200,000. There were no outstanding borrowings at December 31, 1997. This line of credit is secured by consumer receivables and other secured loans.

     In December 1997, the Company amended an additional line of credit to increase the line from $20,000,000 to $30,000,000. Outstanding borrowings under
this  line  of  credit at  March 31,  1998,  were $3,100,000. There  were   no
outstanding borrowings at December 31, 1997. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

     In March 1998, the Company renewed an additional $3,000,000 line of credit which is secured by consumer receivables and other secured loans. This line of credit matures in March 1999. There were no outstanding borrowings under this line of credit at March 31, 1998 and December 31, 1997.

     In March 1998, the Company amended the $1,500,000 construction mortgage secured by certain assets of the Company extending the maturity date to March 2009. Outstanding borrowings under this construction mortgage were $498,000 and $8,000 at March 31, 1998 and December 31, 1997, respectively.

     Interest rates on the above lines of credit range from the Eurodollar or LIBOR rates plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

     The Company has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In November 1997, the Company amended the facility to increase the facility to $125,000,000, subject to certain terms and conditions. The facility expires in June 1998. The Company expects to extend the term of the facility to June 2001 prior to its expiration and to increase the amount of the facility to $150,000,000 subject to substantially the same terms and conditions.

     In connection with  the  facility,  the  Company  formed  a  wholly  owned
subsidiary,   Litchfield  Mortgage  Securities  Corporation  1994 ("LMSC"),  to
purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of March 31, 1998 and December 31, 1997, the outstanding balance  of the sold or pledged loans securing this facility  was  $116,597,000
and   $108,625,000, respectively.  Outstanding  borrowings  under  the line  of credit at March 31, 1998 and December 31, 1997 were $97,000 and $169,000, respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     In March 1997, the Company closed an additional revolving line of credit and sale facility of $25,000,000 with another multi-seller of commercial paper conduit ("Conduit B"). The facility, which expires in March 2000, is subject to
certain terms  and  conditions,   credit  enhancement   requirements  and  loan
eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the facility at any time cannot exceed $25,000,000.

     In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1996 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of March 31, 1998 and December 31, 1997, the outstanding aggregate balance of the loans sold under the
facility  was  $13,276,000  and  $12,517,000,  respectively.  There  were   no
outstanding borrowings under the line of credit as of March 31, 1998 or December 31, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     The term note is payable monthly based on collections from the underlying collateral. The note is currently redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $4,428,000 and $5,210,000 at March 31, 1998 and December 31, 1997, respectively.

     In April 1997, the Company issued unsecured notes with an initial principal balance of $20,000,000. Interest is payable at 9.3% semiannually in arrears. The notes require principal reductions of $7,500,000, $6,000,000, $6,000,000 and $500,000 in March 2001, 2002, 2003 and 2004, respectively.

     In November 1997, the Company completed a public offering of $51,750,000 of 8.45% Notes due 2002 ("1997 Notes"), which are unsecured obligations of the Company. The proceeds were used to repay the outstanding balance on certain of the Company's lines of credit and to retire the 10% Notes due 2002. The 1997 Notes allow for a maximum annual redemption at the election of the noteholders of $2,588,000 and contain certain restrictions regarding the payment of cash dividends and require the maintenance of certain financial ratios.

     Previously, the Company completed public debt offerings of $17,570,000 in May 1993 ("1993 Notes") and $18,400,000 in March 1995 ("1995 Notes"). The 1993
Notes and the 1995 Notes bear interest at 8 7/8% and 10%, respectively, and are due 2003 and 2004, respectively. The 1993 Notes and the 1995 Notes are unsecured obligations of the Company and each such issuance allows for a maximum annual redemption by noteholders of 5% of the original principal amount thereof. In June 1997, the noteholders redeemed, and the Company paid $613,000 of the 1993 Notes.


E. Derivative financial instruments held for purposes other than trading

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

     In June, 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, when commercial paper rates exceed 8%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. This agreement expires in July 2003.

     The Company is exposed to credit loss in the event of non-performance by the swap counterparty or cap provider.


F. Subsequent Events

     At the Company's Annual Meeting held on April 24, 1998, the stockholders voted to increase the authorized shares of common stock of the Company from 8,000,000 to 12,000,000.


                                                                      FORM 10-Q

                                         1

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL   CONDITION  AND
        RESULTS OF OPERATIONS

Forward-looking Statements

    Except for the historical information contained or incorporated by reference in this Form 10-Q, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth under "Risk Factors" as well as the
following: general economic and business conditions; industry trends;   changes
in  business  strategy  or  development  plans;   availability  and quality  of
management;  and availability,  terms and  deployment   of   capital.   Special
attention   should   be   paid  to such forward-looking  statements  including,
but not limited to, statements relating to (i) the Company's ability to execute its growth strategies and to realize its growth objectives and (ii) the Company's ability to obtain sufficient resources to finance its working capital needs and provide for its known obligations. Refer to form 10-K for the year ended 1997 for a complete list of factors as discussed under "Risk Factors".


Overview

     Litchfield Financial Corporation (the "Company") is a specialty finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets.

     The Company purchases consumer loans (the "Purchased Loans") consisting primarily of loans to purchasers of rural and vacation properties ("Land Loans") and vacation ownership interests popularly known as timeshare interests ("VOI Loans"). Land Loans are typically secured by one to twenty acre rural parcels. VOI Loans typically finance the purchase of ownership interests ("VOIs") in fully furnished vacation properties.

     The Company also provides financing to rural land dealers, timeshare resort developers and others secured by receivables ("Hypothecation Loans") and to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A&D Loans"). In addition, the Company provides financing to other businesses secured by consumer and other receivables ("Other Loans").

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

                                                                    Three months ended
                                                                          March 31,
                                                                   1998             1997

     Revenue
         Interest and fees on loans..............                  65.8%            70.9%
         Gain on sale of  loans..................                  28.0             23.5
         Servicing and other fee income..........                   6.2              5.6
                                                                  100.0            100.0
     Expenses:
         Interest expense........................                  37.7             37.3
         Salaries and employee benefits..........                  14.2             12.7
         Other operating expenses................                  12.0             14.1
         Provision for loan losses...............                   4.4              6.8
                                                                   68.3             70.9



                                                                           FORM 10-Q

                                         1
     Income before income taxes..................                  31.7             29.1
     Provision for income taxes..................                  12.2             11.2
     Net income..................................                  19.5%            17.9%

     Revenues increased 24.1% to $7,953,000 for the three months ended March 31, 1998, from $6,407,000 for the same period in 1997. Net income for the three months ended March 31, 1998 increased 35.4% to $1,550,000 compared to $1,145,000 for the same period in 1997. Loan originations grew 87.2% to $67,493,000 for the three months ended March 31, 1998 from $36,063,000 for the same period in 1997. The Serviced Portfolio increased 32.1% to $338,502,000 at March 31, 1998 from $256,192,000 at March 31, 1997.

     Interest and fees on loans increased 15.1% to $5,233,000 for the three months ended March 31, 1998 from $4,546,000 for the same period in 1997, primarily as the result of the higher average balance of other loans during the 1998 period. The average rate earned on the Serviced Portfolio decreased to 12.0% at March 31, 1998 from 12.4% at March 31, 1997, primarily due to the effect of the growth in Hypothecation Loans as a percentage of the portfolio. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but Hypothecation Loan servicing costs and loan losses are generally less as well.

    Gain on the sale of loans increased 48.1% to $2,227,000 for the three months ended March 31, 1998 from $1,504,000 in the same period in 1997. The volume of loans sold increased 53.6% to $18,502,000 for the three months ended March 31, 1998 from $12,043,000 during the corresponding period in 1997 primarily due to the growth in originations.

     Servicing and other fee income increased 38.1% to $493,000 for the three months ended March 31, 1998, from $357,000 for the same period in 1997 mostly due to the increase in the other fee income resulting from the collection of a significant prepayment penalty from a Hypothecation Loan. Although loans serviced for others increased 40.4% to $184,157,000 as of March 31, 1998 from $131,162,000 at March 31, 1997, servicing income remained relatively constant due to an increase in Hypothecation Loans serviced for others and a decrease in the average servicing fee per loan.

    Interest expense increased 25.2% to $2,997,000 during the three months ended March 31, 1998 from $2,394,000 for the same period in 1997. The increase in interest expense primarily reflects an increase in average borrowings. During the three months ended March 31, 1998, borrowings averaged $119,122,000 at an average rate of 8.9% as compared to $98,952,000 at an average rate of 8.9% during the same period in 1997. Interest expense includes the amortization of deferred debt issuance costs.

     Salaries and employee benefits increased 39.4% $1,133,000 for the three months ended March 31, 1998 from $813,000 for the same period in 1997 because of an increase in the number of employees in 1998 and, to a lesser extent, an increase in salaries. Personnel costs as a percentage of revenues increased to 14.2% for the three months ended March 31, 1998 compared to 12.7% for the same period in 1997. As a percentage of the Serviced Portfolio, personnel costs increased to 1.34% for the three months ended March 31, 1998 from 1.27% for the same period in 1997.

     Other operating expenses increased 5.5% to $953,000 for the three months ended March 31, 1998 from $903,000 for the same period in 1997. As a percentage of revenues, other operating expenses decreased to 12.0% for the three months ended March 31, 1998 compared to 14.1% for the corresponding period in 1997. As a percentage of the Serviced Portfolio, other operating expenses decreased to 1.13% for the three months ended March 31, 1998 from 1.41% for the same period in 1997.

     During the three months ended March 31, 1998, the provision for loan losses decreased 19.5% to $350,000 from $435,000 for the same period in 1997. The provision for loan losses decreased because of the growth in Hypothecation Loans as a percentage of the Serviced Portfolio. Hypothecation Loans have experienced significantly lower delinquency and default rates than Purchased Loans.


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

   Since its inception, the Company has sold $366,700,000 of loans at face value ($348,198,000 through December 31, 1997). The principal amount remaining on the loans sold was $184,157,000 at March 31, 1998 and $179,790,000 at December 31,
1997. In connection with certain loan sales, the Company commits to repurchase from investors any loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $9,940,000 of loans at March 31, 1998 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $118,000 and $335,000 of loans under the recourse provisions of loan sales during the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998, $22,751,000 of the Company's cash was restricted as credit enhancement for certain securitization programs. To date, the Company has participated $8,388,000 of A&D and Other Loans without recourse to the Company ($6,936,000 through December 31, 1997).


     The Company funds its loan purchases in part with borrowings under various lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. These lines of credit totaled $116,000,000 at March 31, 1998 and December 31, 1997. Outstanding borrowings on these lines of credit were $22,627,000 at March 31, 1998. At March 31, 1998 and December 31, 1997, lines of credit also included outstanding borrowings of $498,000 and $8,000, respectively, on the $1,500,000 construction mortgage. Interest rates on these lines of credit range from the Eurodollar or LIBOR rate plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

     The Company also finances its loan purchases with two revolving line of credit and sale facilities as part of asset backed commercial paper facilities with multi-seller commercial paper issuers. Such facilities totaled $150,000,000 at March 31, 1998 and December 31, 1997. As of March 31, 1998 and December 31, 1997, the outstanding balances of loans sold or pledged under these facilities were $129,873,000 and $121,142,000, respectively. Outstanding borrowings under these lines of credit were $97,000 at March 31, 1998 and $169,000 at December
31, 1997. Interest is payable on these lines of credit based on certain commercial paper rates.

     The  Company  also  finances   its  liquidity needs  with  long-term  debt.
Long-term debt totaled $105,347,000 at March 31, 1998 and December 31, 1997.

     The Company also has a term note payable monthly based on the collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $4,428,000 and $5,210,000 at March 31, 1998 and December 31, 1997,
respectively.

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


Credit Quality and Allowances for Loan Losses

     The Company maintains allowances for loan losses and recourse  obligations
on retained   interests  in loan sales  at levels  which,  in the  opinion  of management, provide adequately for current and estimated future losses on such assets. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio as of March 31, 1998, remained constant from December 31, 1997, at 1.20% and decreased from 1.34% at March 31, 1997. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying
collateral,  and general  economic  conditions  and  trends.  Management   also
evaluates the extent to which dealer/developer reserves and guarantees  can be
expected  to absorb loan losses. When the Company does not receive   guarantees
on  loan   portfolios purchased,  it adjusts  its  purchase  price to reflect anticipated losses and its required yield. This purchase adjustment is recorded as an increase in the allowance for loan losses and is used only for the respective portfolio. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels.
Total  allowances  for loan losses and  recourse   obligations  on   retained
interests in loan sales increased to $6,164,000 at March 31, 1998 compared to $5,877,000 at December 31, 1997. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at March 31, 1998 decreased slightly to 1.82% from 1.93% at December 31, 1997.

     As part of the Company's financing of Purchased Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Purchased Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,616,000 and $10,655,000 at March 31, 1998 and December 31, 1997,
respectively.   The  Company  generally  returns  any  excess reserves to  the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on April 24, 1998, John A. Costa was elected to serve as a director of the Company for a term of three years by a vote of 4,935,548 shares voting for his election and 131,432 shares withheld. The stockholders also voted to increase the authorized shares of common stock of the Company from 8,000,000 to
   12,000,000 by a vote of 4,991,829 shares for, 33,199 shares against and 41,952 shares abstaining. The stockholders voted to ratify, confirm and approve the Sixth Amendment to the 1990 Stock Option Plan by a vote of 3,062,746 shares for, 774,323 shares against, 21,984 shares abstaining and 1,207,927 shares were not voted. Finally, the stockholders voted to ratify, confirm and approve the First Amendment to the 1995 Stock Option Plan for Non-Employee Directors of the Company by a vote of 4,202,603 shares for, 807,644 shares against and 56,733 shares abstaining.

   The Company solicited proxies for the Annual Meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Company's nominee for director, and the nominee was elected.

Item 5.  Other Information

         None

Item 6.   Exhibits

         The following exhibits are filed herewith:

             10.167Amendment No. 4 to Loan Agreement dated September 13, 1996, dated December 16, 1997, between the Company and Bank of Scotland.

             10.168Amendment  No. 3 to Security  Agreement  dated  September 13,
                   1996, dated December 16, 1997, between the Company and Bank of Scotland.

             10.169Loan and Security Agreement, dated December 12, 1997, between the Company and Berkshire Bank.

             10.170Promissory Note, dated December 12, 1997, from the Company to
                   Berkshire Bank

             10.171Loan Modification Agreement to Loan and Security  Agreement
                   dated December 12, 1997, dated March 23, 1998 between the Company and Berkshire Bank.

             11.1 Statement re: computation of earnings per share

             27.1   Financial Data Schedule









































                                     SIGNATURES

Pursuant to the requirements of  the Securities   Exchange  Act  of  1934,  the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LITCHFIELD FINANCIAL CORPORATION




DATE:  May 12, 1998                          /s/ Richard A. Stratton

                                       RICHARD A. STRATTON
                                       Chief Executive Officer,
                                       President and Director





DATE:  May 12, 1998                          /s/ Ronald E. Rabidou

                                       RONALD E. RABIDOU
                                       Chief Financial Officer









                                                                Exhibit 10.167
Amendment No.4 to Loan Agreement


    AMENDMENT, dated as of December 16, 1997, between Litchfield Financial Corporation, a Massachusetts corporation (the "Borrower"), and Bank of Scotland (the "Bank") to the Loan Agreement dated as of September 13, 1996 between the Borrower and the Bank, as amended by Amendment No. 1 to Loan Agreement dated as of December 20, 1996, Amendment No. 2 to Loan Agreement dated as of January 10, 1997 and Amendment No. 3 to Loan Agreement dated as of June 18, 1997 (the "Loan Agreement"). Capitalized terms used but not defined herein shall have the meanings provided for such terms in the Loan Agreement.

    WHEREAS, the Borrower desires to have the Loan Agreement amended to increase the maximum aggregate principal amount of Loans available to be outstanding at any one time thereunder to $30,000,000; and

    WHEREAS, on and subject to the terms hereof, the Bank is willing to execute this Amendment and, subject to the terms and conditions of the Loan Agreement as amended hereby, so increase the maximum aggregate amount of Loans available under the Loan Agreement;

    NOW, THEREFORE, the parties hereto agree as follows:

    1. Sections. All references to Sections in this Amendment shall be deemed references to Sections of the Loan Agreement unless otherwise specified.

    2. Effect of Amendment. As used in the Loan Agreement (including all Exhibits thereto) and the other Loan Documents and all other instruments and documents executed in connection with any of the foregoing, any reference to the Loan Agreement shall mean the Loan Agreement as amended hereby.

    3. Amendments. Subject to the occurrence of the Amendment Closing Date, the Loan Agreement is amended as follows:

        (A) Section 2.3(b) of the Loan Agreement is amended by deleting the amount "$20,000,000" therein and inserting in its place "$30,000,000".

        (B) Section 2.6 of the Loan Agreement is amended by deleting subsections 2.6(b), 2.6(c) and 2.6(d).

        (C) Section 3.1 of the Loan Agreement is restated in its entirety as follows:

                           "3.1 Rate of Interest. The Borrower agrees to pay interest in respect of the unpaid principal amount of the Revolving Credit Loans from time to time outstanding (x) from the Closing Date through and including the FAD, at a rate per annum equal (subject to the provisions of Section 3.3) to the sum of (A) the Base Rate, which interest rate shall change as and when the Base Rate changes, plus (B) 1% per annum; and (y) from and after the FAD until maturity (whether by acceleration or otherwise), at a rate per annum equal (subject to the provisions of Section 3.3) to the Base Rate, which interest rate shall change as and when the Base Rate changes.

         (D) Section 4.1 of the Loan Agreement is amended by deleting the proviso to the first sentence of such Section.

         (E) Section 4.2 of the Loan Agreement is restated in its entirety as follows:

                           "4.2 Arrangement Fee. The Borrower agrees to pay to the Bank an arrangement fee for establishing its Commitment, as follows: $25,000 on the Closing Date; $25,000 on the first anniversary of the Closing Date; $12,500 on the FAD; and $37,500 on the second anniversary of the Closing Date; provided that if prior to either anniversary date specified above the Commitment shall have been terminated and no Loans are outstanding and all other obligations of the Borrower under this Agreement and the other Loan Documents have been paid in full, the Borrower's obligation to pay the arrangement fee on such anniversary date (and the succeeding anniversary date, if any) shall be terminated.

         (F) Section 6A.5 of the Loan Agreement is restated in its entirety as follows:

                           "6A.5 Assignment Assets - On the date of such Loan the Bank shall have received an Assignment Asset Certificate dated the date of such Loans."

         (G) Section 7.1 of the Loan Agreement is amended by deleting the word "and" at the end of subsection (h) thereof and deleting subsection (i) thereof, and by inserting the following subsections (i), (j) and (k) following subsection (h) thereof:

                           "(i) Copies of each notice and each other material communication sent by the Borrower to Ironwood, Palo Verde, the TLC Custodian or any other Person pursuant to, in connection with, or relating in any way to, the Ironwood Credit Agreement or any Collateral, at the same time such notice or other communication is sent by the Borrower;

                           (j) Copies of (x) each notice and each other communication received by Borrower from Ironwood, Palo Verde, the TLC Custodian or any other Person pursuant to, in any way relating to, or in connection with, the Ironwood Credit Agreement or any Collateral, within one Business Day after Borrower's receipt thereof; and (y) each financial statement and all other financial information of or with respect to Ironwood or Palo Verde received by Borrower, within one Business Day after Borrower's receipt thereof; and

                           (k)   with reasonable promptness, such other
      information respecting the business, properties, operations, prospects or condition (financial or otherwise) of the Consolidated Group or any member thereof, or of Ironwood, Palo Verde or the TLC Custodian, or relating to any Collateral, as the Bank may from time to time reasonably request."

         (H) Section 7.2 of the Loan Agreement is amended by adding the following sentence at the end thereof:

      "Borrower will give written notice to the Bank of the following promptly after obtaining knowledge thereof: (i) any action, proceeding or claim commenced or asserted, or reasonably likely to be commenced or asserted, against Ironwood, Palo Verde or the TLC Custodian; (ii) any dispute which may exist between Ironwood, Palo Verde or any Governmental Authority (including, without limitation, any audit by the IRS); or (iii) any dispute which may substantially affect the normal business operations or expected services to be provided by Ironwood, Palo Verde or the TLC Custodian."

         (I) Section 7.8 of the Loan Agreement is amended by adding the following subsections (c) and (d) thereto:

               "(c) Upon three Business Days' notice, the Borrower shall cause each of Ironwood, Palo Verde and the TLC Custodian to allow the Bank or any representative, officer, accountant or other auditor of or for the Bank to visit and inspect any of the property of any such Person, to examine such Person's books of record and account, and to discuss its affairs and procedures relating to Tax Certificates or any Collateral; provided however, that if no Default or Event of Default then exists, the Borrower shall not be obligated to cause such Person to permit such visits and inspections more than once per year; and provided further, that, if Borrower requests, Borrower shall be permitted to accompany Bank on such visits.

               (d) In connection with any visit or inspection referred to in subsection (a) or (c) above, the Bank or its representatives, officers, accountants or other auditors shall be permitted to make such verifications and tests of the Collateral as the Bank shall deem appropriate."

         (J) Section 7.14 is amended by adding the following sentence at the end thereof:

      "In addition, the Borrower will give the Bank prompt notice of any Environmental Claim relating to any Collateral, any property which secures any Collateral or any property to which any Tax Certificate relates, of the discovery of any contaminant or release on, in or emanating from any Collateral or any such other property, or any other liability or potential liability under any Environmental Law which in any way relates to, or could be imposed on, the owner of the Collateral or any such other property, in each case, promptly obtaining knowledge thereof."

         (K) Section 7 is further amended by adding a new Section 7.24 thereto as follows:

                           "7.24. Administration of Ironwood Documents. Subject to the other provisions relating thereto contained in this Agreement and in the Security Agreement, the Borrower shall administer and enforce the Ironwood Credit Agreement and Ironwood Security Documents in a commercially reasonable manner and in compliance with all applicable laws and take all action required or permitted thereunder which, in the reasonable opinion of the Company, is necessary to protect the interests of the Company and the Bank therein and in the Collateral covered thereby."

         (L) Section 8.3 of the Loan Agreement is amended by inserting in clause
(iv) of subsection (a) thereof the words "by the Borrower or its Subsidiaries (other than LMSC)" after the words "other Indebtedness incurred".

         (M) Section 8.12 of the Loan Agreement is amended by adding a new clause (c) thereto as follows:

                           "(c) The Borrower will not (and will not permit any Subsidiary to) (i) enter into any transaction with Ironwood or any Affiliate of Ironwood, other than the transactions evidenced by the Ironwood Credit Agreement and the Ironwood Equity Documents, on more favorable terms to Ironwood or an Ironwood Affiliate than if such transaction was with a totally unrelated Person, or (ii) make any payments to Ironwood or any Affiliate of Ironwood (other than loans required by the Ironwood Credit Agreement or payments contemplated by the Ironwood Equity Documents), except pursuant to a transaction permitted by clause (i) above."

         (N) Section 8.23 of the Loan Agreement is amended by adding a new clause (c) immediately before the period at the end thereof as follows:

      "or (c)(i) without the prior written consent of the Bank, (x) amend, supplement or otherwise modify, waive, terminate, or agree to or otherwise permit there to be any amendment, supplement, modification, waiver or termination of, the Ironwood Credit Agreement or the Ironwood Security Documents, (y) consent to any action or deviation from any covenant or agreement contained in, or otherwise grant any consent or approval under, the Ironwood Credit Agreement or any Ironwood Security Document (whether or not any such consent or approval is in any way contemplated by the Ironwood Credit Agreement or by any Ironwood Security Document) or (ii) subordinate its rights with respect to any obligations of Ironwood to it or with respect to any security therefor unless it shall have given the Bank 20 Business Days prior written notice of its intention so to do and unless it shall be in compliance with all provisions of this Agreement on the date such subordination becomes effective (including, without limitation, its obligations under Section 2.4(b) hereof) provided, that (A) in the case of clause (i) above, Borrower shall be permitted, without the prior written consent of the Bank, to amend, supplement or otherwise modify or waive any provision of the Ironwood Credit Agreement which relates only to Tax Certificates issued by Taxing Authorities in a particular State (a "Permitted Amendment") if (1) the Borrower gives Bank written notice thereof on or prior to the date the same becomes effective, (2) no Default shall have occurred and be continuing at the time such Permitted Amendment is made or entered into and (3) prior to the time any such Permitted Amendment is made or entered into all Tax Certificates issued by Taxing Authorities in such state are removed from the Borrowing Base Collateral (it being understood, as set forth in the definition of "Qualifying State", that no Tax Certificate issued by any Taxing Authority in such state shall thereafter be included as Borrowing Base Collateral unless and until the Bank (in its sole discretion) shall have consented to such Permitted Amendment).



         (O)   Section 8.25 of the Loan Agreement is deleted.

         (P) Section 10 of the Loan Agreement is amended by adding a new section, Section 10.22, thereto as follows:

                           "10.22 Ironwood Documents. On the FAD, and at all times thereafter when any Tax Certificate is included or proposed to be included in the Borrowing Base, the Borrower makes the following representations, covenants and warranties:

                                       (a)   To the best of Borrower's
            knowledge, each representation made by Ironwood and Palo Verde in the Ironwood Credit Agreement or any Ironwood Security Document is true and correct;

                                       (b)   To the best of Borrower's
            knowledge, Ironwood has and will have good and marketable title to each Eligible TLC;

                                       (c)   On the date that any Eligible
            TLC is included in the computation of the Borrowing Base, all necessary and appropriate recordings and filings shall have been made in all necessary and appropriate public offices, and all other necessary and appropriate action shall have been taken (including, without limitation, delivery of all Tax Certificates to the Custodian) such that the Borrower shall have assigned to the Bank a perfected, first priority security interest in all of Ironwood and Palo
                        Verde's right, title and interest in and to such
            Eligible TLC;

                                       (d)   Each Eligible TLC creates in
            favor of the owner thereof (i) the right to be paid the amount of taxes shown thereon plus interest at not less than the Coupon Rate, and (ii) the right to foreclose on the real property in respect of which such taxes were assessed upon expiration of the statutory redemption period applicable thereto;

                                       (e)   Under law applicable to each
            Tax Certificate, each of Ironwood and Palo Verde has the unqualified right to collaterally assign its rights to and under each Eligible TLC to any Person and Palo Verde has the unqualified right to mortgage its interest in any Real Property or Acquired Real Property to any Person, and any such assignee or mortgagee has the unqualified right to collaterally assign the rights so assigned to it, in each case without notice to, recordation or filing with, or approval from any Governmental Authority except, in the case of interests in Real Property or Acquired Real Property, recordations required for mortgages in the jurisdiction where such real property is located; and

                                       (f)   Each of the Ironwood Credit
            Agreement and each Ironwood Security Document is in full force and effect."



         (Q) Section 11.3 of the Loan Agreement is amended by deleting the portion of the final sentence thereof beginning with the words "provided however" and replacing such deleted portion with the following:

      "provided however, that unless the Bank otherwise consents in writing, no such redesignation, removal or deletion of such asset shall occur if after giving effect to such redesignation, removal or deletion, the aggregate principal amount of outstanding Loans would exceed the amount of the Borrowing Base."

         (R)   Annex I to the Loan Agreement is amended as follows:

                           (a)   The following defined terms are deleted:

                           (1)   "Book Value Increase"

                           (2)   "Commitment Reduction Amount"

                           (3)   "Permitted Reduction Commitment"

                           (b) The definitions of the following defined terms are amended as follows:

                           (1) The definition of the term "Borrowing Base" is restated in its entirety as follows:

                                 "Borrowing Base" shall mean at a particular
                        time the product of (x) 0.60 and (y) the Security Value of the Borrowing Base Collateral.

                           (2) The definition of the term "Borrowing Base Collateral" is restated in its entirety as follows:

                                 "Borrowing Base Collateral" shall mean,
                        collectively, (a) the Class B Certificate, (b) the Uncertificated Residual Rights, (c) the Primary Assignment Assets, and (d) from and after the TLC Effective Date (if such date occurs), the Eligible TLCs."

                           (3)   The definition of the term "Commitment" is
restated in its entirety as follows:

                                 "Commitment" shall mean $30,000,000, as
                        such amount may from time to time be reduced or terminated pursuant to Section 2.6(a), Section 9 or any other section of this Agreement.

                           (4) The definition of the term "Portfolio Amount" is amended by deleting the period at the end thereof and replacing said period with a semi-colon, and adding the following clause after said semi-colon:

                                "provided, however that for purposes of this
                       definition, the term "Receivables" shall not include any amount payable by Ironwood, or by any successor or assign of Ironwood."

                           (5) The definition of the term "REO Property" is amended by deleting the period at the end thereof and replacing said period with a semi- colon, and adding the following clause after said semi-colon:

                                 "provided, however that for purposes of Section
                        8.21 of this Agreement, no Real Property which becomes Acquired Real Property pursuant to the Ironwood Credit Agreement shall constitute REO Property."

                         (6) The definition of "Security Value" is restated in its entirety as follows:

                                 "Security Value" shall mean (i) with
                        respect to the Class B Certificate and the Uncertificated Residual Rights, the value of such item of Borrowing Base Collateral as specified in the most recent certificate delivered pursuant to
                        Section 6.16, 6A.4 or 7.16 hereof (or, if less, as then reflected on the books of the Borrower, LMSC or LTSC, as the case may be); (ii) with respect to the Primary Assignment Assets, the Primary Assignment Asset Book Value, as specified in the most recent certificate delivered pursuant to Section 6A.4, 6A.5, or 7.16; provided, however, that notwithstanding the aggregate value at any time of the Primary Assignment Assets, the Security Value of the Primary Assignment Assets shall be capped at, and the portion of the Borrowing Base allocable to the Security Value of Primary Assignment Assets shall in no event exceed, (A) $10,000,000 at any time prior to April 28, 1998, and (B) unless the Bank otherwise consents in writing, $5,000,000 at any time on or after April 28, 1998; and (iii) with respect to the Eligible TLCs, the TLC Amount as specified in the most recent certificate delivered pursuant to Section 6A.4 or 7.16; provided that the Security Value of the TLC Amount shall be zero (x) unless and until TLC Effective Date occurs; and (y) after the TLC Effective Date, if (i) any of Borrower's rights under the Ironwood Credit Agreement or Ironwood Security Documents shall have been subordinated or (ii) any action referred to in clause (B) to the first proviso to Section 8.23(c) has been taken and the Bank shall not have consented in writing (in its sole discretion) to such action; provided, further, that (A) if any certificate referred to in clause (i), (ii), or (iii) above has not been delivered as required on any date, the Security Value of the Class B Certificate, the Uncertificated Residual Rights, the Primary Assignment Assets and/or the Eligible TLCs shall be the value of such items as reasonably determined by the Bank; and (B) if at any time the Bank reasonably determines that any of the most recently delivered certificates referred to in clause (i), (ii) or
                        (iii) above, overstates the value of any such item (whether due to what the Bank has determined to be a mistake in valuation by the Borrower, due to any property related to any item of Borrowing Base Collateral ceasing to provide the basis for valuation of such item reflected in such certificate, due to a mistake by the Borrower in treating an item as eligible for inclusion in the Borrowing Base, or otherwise), the Security Value of such item shall be such amount as the Bank shall reasonably determine or such item shall be eliminated from the computation of Security Value, as appropriate.

                           (c) The following defined terms are added to Annex I in their appropriate alphabetical place:

                           (1) "Acquired Real Property" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                           (2) "Adverse Claim" shall mean a lien, security interest, charge, encumbrance or other right or claim of any Person (other than the Bank) in another Person's assets, other than, in the case of a Purchased Tax Certificate, a lien evidenced by a Third Party Tax Certificate (as defined in the Ironwood Credit Agreement) or one in favor of a Taxing Authority for prior or subsequent taxes or assessments owed on the Real Property related to such Purchased Tax Certificate.

                           (3) "Collection Event" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                           (4) "Colorado Auction Letter Agreement" shall mean the Colorado Auction Letter Agreement dated October 20, 1997, between Borrower and Ironwood.

                         (5) "Coupon Rate" shall mean, with respect to any Tax Certificate, the rate of interest assessed by a Taxing Authority on its Tax Certificates or, if less, the rate of interest payable on such Tax Certificate.

                           (6) "Custodial Agreement" shall mean the Custodial Agreement dated as of September 10, 1997 between Borrower, Ironwood, and Yavapai Court Messenger Service, Inc., as such as agreement may be amended, supplemented, restated or otherwise modified from time to time.

                           (7) "Defaulted Tax Certificate" means a Tax Certificate with respect to which (i) Ironwood has not instituted Foreclosure within 90 days (or 31 days, in the case of a Tax Certificate issued by a Taxing Authority of or in Indiana) following the expiry of the statutory redemption period applicable thereto, (ii) the Real Property related thereto has not become subject to a Collection Event within 180 days after interest at the Coupon Rate ceases to accrue thereon, (iii) the Bank, the Borrower or Ironwood has determined in its reasonable judgment is either uncollectible or cannot be sold on the secondary market for a price at least equal to (x) all amounts related thereto included as part of the TLC Amount, or, if greater (y) its Outstanding Amount (as defined in the Ironwood Credit Agreement) or (iv) a Collection Event has occurred.

                           (8)   "Eligible TLC" shall mean a Purchased Tax
                  Certificate:

                     (i) which is not a Defaulted Tax Certificate;

                     (ii) which, if the Real Property related thereto has
                  not become subject to a Collection Event within 120 days after interest at the Coupon Rate ceases to accrue thereon, when combined with the aggregate Purchase Price of all such Purchased Tax Certificates, does not exceed twenty percent (20%) of the TLC Basis;

                     (iii) which is not a Tax Certificate with respect to
                  which the Bank or Borrower reasonably believes (based on reasonable evidence requested by the Bank from time to time and provided by Borrower at Borrower's expense) that the Real Property is, was, could be, or could have been subject to Environmental Problems;

                     (iv) which is not a Tax Certificate with respect to
                  which Ironwood or Palo Verde has failed to commence Foreclosure or apply for a tax deed in the full names of Ironwood and/or Palo Verde and the Borrower, within the time period permitted by the Taxing Authority which issued such Tax Certificate;

                     (v) (x) which is subject to a sole first priority
                  security interest in favor of the Bank, as determined by the Bank based on advice of local counsel in the applicable jurisdictions and (y) which is not a Tax Certificate in respect of which any act, filing or other measure listed in any local counsel opinion delivered to Bank pursuant to this Agreement as necessary or desirable in order for the Bank to have and maintain a first priority perfected Lien has not been taken or made;

                     (vi) which is denominated and payable only in United
                  States Dollars in the United States of America;

                     (vii) (x) which has not been compromised, adjusted or
                  modified by tax appeal or otherwise, and (y) the Real Property related to which has not been subject of a condemnation order or other taking other than as a result of a partial taking by the applicable Taxing Authority if such Taxing Authority has repaid a pro rata portion of such Tax Certificate and all accrued interest thereon, based on the fair market value of the portion of the Real Property which has been taken, and the fair market value of the Real Property before the taking;

                     (viii) which does not contravene in any material
                  respect any laws, rules or regulations applicable thereto and which no party thereto is in violation of any such law, rule or regulation in any material respect;

                     (ix) which, subject to clause (x) of this definition,
                  does not have an LTV greater than ten percent (10%) for residential properties (including without limitation, large scale residential properties such as apartment houses and condominiums, and agricultural properties) and fifteen percent (15%) for commercial properties or any other properties unless the Bank shall have given its prior written approval;

                     (x) (1) which, with respect to any Eligible TLCs
                  purchased in Indiana other than Eligible TLCs described in clause (2) below and with application only until [March 19, 1998], if the LTV is in excess of the amounts prescribed in clause (ix) of this definition, does not have an LTV greater than fifty (50%) and, when combined with the aggregate Purchase Price all such Purchased Tax Certificates in Indiana, does not exceed 25% of the TLC Basis and (2) with respect only to Purchased Tax Certificates purchased in 1997 auctions in Indiana which are referred to in the Indiana Auction Letter Agreement and permitted to be purchased thereunder, does not have an LTV in excess of 75%;

                     (xi) the Coupon Rate for which is not less than the
                  Prime Rate (as defined in the Ironwood Credit Agreement) plus two percent (2%) per annum;

                     (xii) if the acquisition of which from a Taxing
                  Authority would require a bid on the price that Ironwood would pay for the Real Property in Foreclosure, Borrower shall have approved a bidding strategy proposed by Ironwood;

                     (xiii) which is not a Tax Certificate relating to Real
                  Property for which there has already been sold to other parties three or more other Tax Certificates;

                     (xiv) which does not relate to Real Property with
                  respect to which there are real property taxes which, as of any date of determination, are more than five years delinquent since that date of determination, provided, however, if the applicable Tax Certificate related to such delinquent real property taxes has not been previously offered for sale by a Taxing Authority, then such real property taxes may be no more than six years delinquent since that date of determination, unless the Bank shall have given its prior written approval;

                     (xv) relating to Real Property (1) on which, to
                  Ironwood's and Borrower's best knowledge an Adverse Claim has not been filed by the United States Internal Revenue Service, or (2) the owner or operator of which, to Ironwood's and Borrower's best knowledge has not become the subject of any proceeding by or against such owner of a type described in Section 6.01(b)(i) of the Ironwood Credit Agreement nor has the owner or operator authorized any such action;

                     (xvi) the Purchase Price of which does not exceed the
                  lesser of (1) five percent (5%) of the outstanding principal amount of Advances under the Ironwood Credit Agreement or (2) $500,000;

                     (xvii) if the Purchase Price of which exceeds $250,000
                  but is less than or equal to the maximum Purchase Price permitted pursuant to clause (xvi), the sum of such Purchase Price and the aggregate Purchase Price of all Eligible TLC's with a Purchase Price of more than $250,000 does not exceed the greater of (1) $1,000,000 or (2) ten percent (10%) of the TLC Basis (but not exceeding $2,000,000) on the date that such Tax Certificate is proposed to be included in the Borrowing Base Collateral;

                     (xviii) if related to a non-residential property (as
                  determined pursuant to clause (ix)), when combined with the aggregate Purchase Price of all Purchased Tax Certificates relating to non-residential properties, does not exceed forty percent (40%) of the TLC Basis;

                     (xix) which is issued by a Taxing Authority in a
                  Qualifying State;

                     (xx) which is not a void Tax Certificate;

                     (xxi) with respect to which, the Fair Market Value is
                  at least equal to (1) $30,000 for residential properties and (2) $50,000 for commercial properties;

                     (xxii) which relates to Real Property which has been
                  viewed by an employee of Ironwood;

                     (xxiii) which was acquired by Ironwood in conformity
                  with its underwriting policies attached as Schedule 1 to the Ironwood Credit Agreement as in effect on the FAD;

                     (xxiv) which, except with respect to Original Eligible
                  Tax Certificates, has a Purchase Price of at least $500 or, for Tax Certificates the purchase of which is permitted by the Colorado Auction Letter Agreement, $300;

                     (xxv) which, if it relates to any Real Property (or
                  portion thereof) in respect of which Borrower, Ironwood, Palo Verde or any other Person has acquired any fee interest upon or following Foreclosure, (1) such Tax Certificate constituted an Eligible TLC prior to such Foreclosure and (2) the Real Property to which it relates is covered by a mortgage (or deed of trust), satisfactory to the Bank, made by Palo Verde in favor of Ironwood, which has been collaterally assigned to Borrower and in turn collaterally assigned to the Bank pursuant to collateral assignments satisfactory to the Bank, which mortgage (or deed of trust) and collateral assignments have been recorded in accordance with law applicable to the perfection and priority of a secured party's rights in the subject property and in compliance with the requirements thereof; provided, that if the collateral assignment of such mortgage (or deed of trust) to the Bank is not so recorded and the sum of the Purchase Price of such Tax Certificate plus the aggregate Purchase Price of all other Eligible TLCs in respect of which fee interests in the related Real Property have been so acquired and collateral assignments of the mortgages (or deeds of trust) in favor of Bank not so recorded does not exceed the greater of (x) $500,000 or (y) 7.5% of the outstanding principal amount of Advances under the Ironwood Credit Agreement on the date such fee interest is acquired (which amount shall not exceed $1,000,000), the collateral assignment to the Bank of such mortgage (or deed of trust) shall not be required to be so recorded in order for such Tax Certificate to comply with the criteria set forth in this clause (xxv);

                     (xxvi) which constitutes an "Eligible Tax Certificate" under the Ironwood Credit Agreement; and

                     (xxvii)  which does not constitutes a tax deed or Deed
                  Certificate (as defined in the Ironwood Credit Agreement) unless the inclusion of such tax deed or Deed Certificate as an Eligible TLC has been specifically approved in writing by the Bank (in its sole discretion);

provided, however, that no Tax Certificate shall constitute an Eligible TLC at any time when an "Event of Default" (as defined in the Ironwood Credit Agreement) or "Potential Event of Default" (as defined in the Ironwood Credit Agreement) shall have occurred and be continuing.


                           (9) "Environmental Problems" shall have the meaning assigned as such term in the Ironwood Credit Agreement.

                           (10)  "FAD" shall mean the Fourth Amendment Date.

                           (11) "Fair Market Value" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                           (12) "Foreclosure" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                           (13) "Fourth Amendment" shall mean the amendment to this Agreement (as then in effect) designated as Amendment No. 4 to Loan Agreement and dated as of December 16, 1997.


                           (14) "Fourth Amendment Date" shall have the same meaning as the term "Amendment Closing Date" in the Fourth Amendment.

                           (15) "Indiana Auction Letter Agreement" shall mean the Indiana Auction Letter Agreement dated September 16, 1997 between Borrower and Ironwood.

                           (16) "Ironwood" shall mean Ironwood Acceptance Corporation, L.L.C., an Arizona limited liability company.

                           (17) "Ironwood Credit Agreement" shall mean the Revolving Credit Agreement dated as of August 22, 1997 between Ironwood and Borrower, as amended by the Indiana Auction Letter Agreement, as further amended by the Colorado Auction Letter Agreement and as such agreement may be further amended, supplemented, restated or otherwise modified from time to time.

                           (18)  "Ironwood Equity Documents" shall mean
                collectively, Warrant No. 1 (Warrant to Purchase Membership Interests of Ironwood) with Original Issue Date of September 11, 1997; the Owners Agreement dated as of September 11, 1997 among
                  Peter Reardon, Richard Miller, William Crisp, Borrower and Ironwood; and the Warrant Purchase Agreement dated as of September 11, 1997 between Ironwood and Borrower.

                           (19) "Ironwood Security Documents" shall mean, collectively, the Security Agreement dated as of September 11, 1997 executed by Ironwood and Palo Verde in favor of Borrower, and the Limited Liability Company Pledge Agreement made as of September 11, 1997 by Ironwood, Palo Verde and Borrower, as either such agreement may be amended, supplemented, restated or otherwise modified from time to time.

                           (20) "LTV" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                           (21) "Original Eligible Tax Certificates" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                           (22) "Palo Verde" shall mean Palo Verde Trading Company, L.L.C., an Arizona limited liability company.

                           (23)  "Permitted Amendment" - Section 8.23.

                        (24) "Primary Assignment Asset Book Value" shall mean, at any time, the Book Value of the Assignment Assets constituting (without duplication) portions of the Primary Assignment Assets at such time, but shall in no event exceed (x) the aggregate Book Value of such Assignment Assets, as the Book Value of such Assignment Assets is reduced pursuant to the terms of this Agreement or (y) if less, the aggregate outstanding principal amount of the notes constituting part of the Primary Assignment Assets then listed on Schedule 2 to the Security Agreement.

                           (25) "Purchase Price" shall mean, at any time, with respect to any Purchased Tax Certificate, the purchase price paid by Ironwood for such Purchased Tax Certificate minus the sum of (i) the amount (if any) by which the principal amount of the Lien on the related Real Property evidenced by such Purchased Tax Certificate on the date of purchase by Ironwood has been reduced by any Governmental Authority and (ii) the amount (if any) paid on or with respect to such Purchased Tax Certificate or the related real property by any Governmental Authority or any other Person at any time after such Purchased Tax Certificate was acquired by Ironwood, and (iii) if such purchase price paid by Ironwood exceeded the principal amount of the Lien on the related real property evidenced by such Purchased Tax Certificate on the date of such purchase and the Borrower has not delivered to the Bank an opinion of counsel satisfactory to the Bank that in all circumstances such excess will be paid to Ironwood and its direct and indirect assigns (including collateral assigns) by the issuer of the Purchased Tax Certificate upon redemption thereof or Foreclosure thereof, the amount of such excess.

                           (26) "Purchased Tax Certificate" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                           (27) "Qualifying State" shall mean a state (i) that Bank has notified Borrower constitutes a "Qualifying State" for purposes of this Agreement and in respect of which Bank has received a copy of the opinion (which shall be satisfactory to Bank) addressed to Borrower from counsel to Ironwood as to the Borrower's obtaining a first priority, perfected security interest in Tax Certificates issued by Taxing Authorities in such state and certain other matters, (ii) in respect of which following receipt of the opinion referred to in clause (i) above either (x) Bank has notified Borrower that it has determined that the criteria set forth in the definition of "Eligible TLCs" are acceptable for purposes of Tax Certificates issued by Taxing Authorities of or in such jurisdiction or (y) additional eligibility criteria for Tax Certificates issued by Taxing Authorities of or in such jurisdiction have been agreed in writing by Borrower and the Bank in form and substance satisfactory to Bank, and (iii) which is not a State in respect of the Tax Certificates issued by Taxing Authorities thereof or therein that a Non-Qualifying Specific Amendment has been made or entered into unless the Bank (in its sole discretion) has consented thereto in writing.

                           (28) "Real Property" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                           (29) "Taxing Authority" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                         (30) "Tax Certificate" shall have the meaning assigned to such term in the Ironwood Credit Agreement.

                         (31) "TLC Amount" shall mean, as of any date, the sum of (i) the TLC Basis; and (ii) accrued and unpaid interest on the TLC Basis at the applicable Coupon Rate; provided, however, that such accrued and unpaid interest shall not exceed 25% of the TLC Basis (any amount above such 25% level being disregarded for purposes of determining the TLC Amount); and provided further, that with respect to any Eligible TLC relating to any property on or in respect of which Ironwood, Palo Verde or any other Affiliate of Ironwood has initiated Foreclosure, interest shall be deemed to have ceased to accrue on the portion of the TLC Basis applicable thereto not later than the time in the Foreclosure process mandated under local or other applicable law and, provided further that the TLC Amount shall at no time exceed the "Borrowing
               Base" as defined in the Ironwood Credit Agreement.

                           (32) "TLC Basis", at any time, means the sum of (i) the aggregate Purchase Price of Eligible TLCs at such time owned by Ironwood or Palo Verde relating to properties not in Foreclosure plus (ii) the aggregate Purchase Price of Eligible TLCs at such time owned by Ironwood or Palo Verde relating to properties on which Ironwood or an Affiliate of Ironwood has initiated Foreclosure.

                           (33) "TLC Custodian" shall mean Yavapai Court Messenger Service, Inc., an Arizona corporation, or such other company as discharges the functions of the Custodian described in the Custodial Agreement.

                        (34) "TLC Effective Date" shall mean the date when each of the following conditions has been fulfilled to the satisfaction of the Bank (or waived in writing by the Bank); provided that the TLC Effective Date shall not occur unless each of the following conditions have been so fulfilled (or so waived by the Bank) on or before the close of business (New York time) on March 31, 1998 (or such later date as may be specified by the Bank in writing).

                           (a) The Bank shall have received (i) legal opinions from Arizona counsel to Ironwood (addressed to the Bank or addressed to the Borrower accompanied by a reliance letter addressed to the Bank) in form and substance (and from counsel) satisfactory to Bank stating, inter alia, (without other than customary qualifications), that upon possession of Tax Certificates by the TLC Custodian and the filing of UCC-3 Financing Statements naming the Bank as Secured Party and the Borrower as Debtor, the Bank will have a perfected security interest in all Tax Certificates and (ii) such opinions of counsel to the Borrower as the Bank shall reasonably request.

                         (b) The Bank shall have received UCC-1 and UCC-3 financing statements executed by the Borrower with respect to all Tax Certificates and other collateral described in Amendment No. 3 to Security Agreement, in form appropriate for filing in all relevant jurisdictions and otherwise in form and substance satisfactory to the Bank;


                         (c) The legal fees of the Bank's New York counsel shall (to the extend demand for payment thereof shall have been made) have been paid in full;

                          (d) The Bank shall have received an acknowledgment and agreement from the TLC Custodian with respect to the TLC Custodian acting as the Bank's agent and certain other matters, executed by the Borrower, the TLC Custodian, Ironwood and Palo Verde in the form of Exhibit A hereto;

                         (e) The Bank shall have received deposit account agreements in the form of Exhibit B hereto from the financial institutions at which the "Reserve Account" (as defined in the Ironwood Credit Agreement) and "Lock-Box Account" (as defined in the Ironwood Credit Agreement) are maintained, executed by such financial institutions, the Borrower, Ironwood and Palo Verde;

                           (f) The Bank shall have received an acknowledgment from Palo Verde of the Borrower's assignment to it of the interests in Palo Verde pledged to the Borrower;

                        (g) The Bank shall have received the "Revolving Loan Note" and each "Intracompany Note" (in each case, as defined in the Ironwood Credit Agreement) endorsed in blank by Ironwood and the Borrower;

                        (h) The Borrower shall have received a consent to assignment, executed by each of the Ironwood and Palo Verde (which consent shall include, in addition to a consent to Borrower's assignments and pledges to the Bank, each of Ironwood and Palo Verde's agreement as to the Bank's rights to visit and inspect their premises and verify the Collateral) in the form of Exhibit C hereto;

                        (i) The Bank shall have received from Borrower copies of all financial statements referred to in Section 5.01 of the Ironwood Credit Agreement and all other material communications received by Borrower or sent by Borrower to Ironwood with respect or pursuant to the Ironwood Credit Agreement since the date it was executed;

                         (j) The Bank shall have received copies of the Ironwood Credit Agreement, Ironwood Security Documents and Ironwood Equity Documents, certified by an authorized senior officer of the Borrower as complete and correct and as constituting all agreements relating to Borrower's arrangements with Ironwood;

                         (k) The Bank shall have received copies of all legal opinions delivered to the Borrower in connection with the Ironwood Credit Agreement;


                        (l) The Bank shall have received copies of the UCC searches conducted by the Borrower with respect to Ironwood and Palo Verde and copies of the UCC-1 financing statements filed by Borrower as Secured Party and naming Ironwood or Palo Verde as Debtor, certified as complete and correct by an authorized senior officer of Borrower and such search results and financing statements shall evidence that Borrower has a first priority Lien on all assets of Ironwood and Palo Verde.

                        (m) The Bank shall have received the delegation of Power of Attorney substantially in the form of Exhibit D hereto.

                          (n) The Bank shall have received and approved a revised form of Exhibit E to the Loan Agreement (showing the 60%, advance rate (which in any event shall have become effective as of the Initial Amendment Closing Date), providing information as to Primary Assignment Assets and providing information and representations as to Tax Certificates).

                        (o) The Bank shall have received a certificate from a senior officer of the Borrower that the representations and warranties set forth in Section 6 of this Amendment are true and correct as of the TLC Effective Date as if made on and as of such date.

                        (p) All of the opinions, documents, statements, agreements and papers referred to in clauses (a) - (o) shall be in form and substance satisfactory to the Bank.

     4. Effectiveness Date. This Amendment shall become effective when and as of the date that each of the following conditions have been fulfilled to the satisfaction of the Bank (or waived in writing by the Bank). The first date on which all of the following conditions have been so satisfied (or so waived by the Bank) is herein referred to as the "Amendment Closing Date". If the Amendment Closing Date shall not have occurred by the close of business (New York time) on [January 15, 1998,], this Amendment shall be deemed rescinded, null and void.

                    (a) The Borrower and the Bank shall have executed a copy of this Agreement and the Borrower shall have delivered the same to the Bank in New York, New York;

                     (b) The Bank shall have received legal opinions from New York and Massachusetts counsel to the Borrower in form and substance satisfactory to it;

                    (c) The Bank shall have received certificates of authorized officers of the Borrower in the form of Exhibit E hereto certifying the corporate resolutions of the Borrower relating to the entering into and performance of this Amendment and of Amendment No. 3 to Security Agreement ("Amendment No. 3 to Security Agreement") between Bank and Borrower dated as of the date hereof;

                    (d) The legal fees of the Bank's New York counsel shall (to the extent demand for payment thereof shall have been made) have been paid in full;

                     (e) The Bank shall have received a restated Revolving Credit Note in the principal amount of $30,000,000 in the form of Exhibit F hereto; and

                    (f) Amendment No. 3 to Security Agreement in the form of Exhibit G hereto shall have been executed and delivered by the Borrower to the Bank and, in connection therewith, appropriate UCC-1 financing statements (in form and substance satisfactory to the Bank) shall have been executed and delivered by Borrower to the Bank;

                    (g) The Bank shall have received (i) a release and form UCC-3 financing statements executed by First National Bank of Boston
        ("Bank of Boston"), in each case, in form and substance satisfactory to the Bank, terminating such bank's security interests in certain property specified by the Bank, including Borrower's rights under the Ironwood Credit Agreement, all Tax Certificates and property relating thereto, the Revolving Loan Note, the Reserve Account, Lockbox Account and each Intracompany Note (in each case, as defined in the Ironwood Credit Agreement), all interests in Palo Verde and in Borrower's rights under the Ironwood Equity Documents, or (ii) evidence satisfactory to the Bank that amendments to existing Bank of Boston financing statements effecting the release the result described in clause (i) above have been duly filed in all relevant jurisdictions;

                   (h)  The $12,500 arrangement fee payable pursuant to Section
            4.2 of the Credit Agreement (after giving effect to this Amendment No. 4) shall have been paid to the Bank.


     5. Exhibit E to Loan Agreement. Upon the occurrence of the TLC Effective Date, the form of Exhibit E referred to in clause (n) of said definitions shall be substituted for the existing Exhibit E to the Loan Agreement (and, thereafter, all references to "Exhibit E" in the Loan Documents shall be deemed to refer to such revised form of Exhibit E).

     6. Representations and Warranties. The Borrower represents and warrants to the Bank that as of the date hereof, as of the Amendment Effective Date and as of the TLC Effective Date, both before and after giving effect to the amendments contained in Section 3 hereof, (A)the representations and warranties contained in the Loan Agreement and the other Loan Documents are true and correct with the same force and effect as if made on and as of such times (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (B)no Default of Event of Default has occurred and is continuing or will occur as a result of such amendments and
(C) without limiting the foregoing, each of the Loan Agreement and each other Loan Document constitutes the legal, valid and binding obligation of the Borrower, and is enforceable against the Borrower in accordance with its respective terms. The Borrower further represents and warrants to the Borrower that (i) its execution and delivery of this Amendment has been duly authorized by all necessary corporate action and (ii) its obligations under each Loan Document remain in full force and effect, without release, diminution or impairment, notwithstanding, without limitation, the execution and delivery of this Amendment.

     7. Miscellaneous. The Borrower will reimburse the Bank for its reasonable legal fees and disbursements of counsel incurred in connection with this Amendment. The amendments set forth herein are limited precisely as written shall not be deemed to (a) modify any other term or condition of the Loan Agreement or any other Loan Document or (b) prejudice any right which the Bank may have now or in the future under or in connection with the Loan Agreement or any other Loan Document. Except as expressly amended hereby, the Loan Agreement shall remain unchanged and in full force and effect. This Amendment constitutes a Loan Document. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same amendatory instrument and either of the parties hereto may execute this Amendment by signing any such counterpart. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS EXECUTED WHOLLY WITHIN THE STATE OF NEW YORK (REGARDLESS OF THE PLACE WHERE THE LOAN AGREEMENT OR THIS AMENDMENT IS OR WAS EXECUTED).



     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective duly authorized officers as of the date first above written.

LITCHFIELD FINANCIAL CORPORATION


By:
   /s/ Heather A.
Sica
   HEATHER A. SICA
   Executive Vice President

BANK OF SCOTLAND


By:
   /s/ Annie Chin Tat
   ANNIE CHIN TAT
   Vice President



                                                               Exhibit 10.168

Amendment No. 3 to Security Agreement


       AMENDMENT, dated as of December 16, 1997, between Litchfield Financial Corporation, a Massachusetts corporation (the "Debtor"), and Bank of Scotland (the "Secured Party"), to the Security Agreement between the Debtor and Secured Party dated as of September 13, 1996, as amended by Amendment No. 1 to Security Agreement dated as of December 20, 1996 and Amendment No.2 to Security Agreement dated as of January 10, 1997 (the "Security Agreement"). Capitalized terms used but not defined herein shall have the meanings provided for such terms in the Security Agreement. Capitalized terms used herein but not defined herein or in the Security Agreement shall have the meanings provided for such terms in the Loan Agreement (as defined below).

       WHEREAS, the Debtor and the Secured Party are parties to a Loan Agreement dated as of September 13, 1996, as amended by Amendment No. 1 to Loan Agreement dated as of December 20, 1996, Amendment No. 2 to Loan Agreement dated as of January 10, 1997, Amendment No. 3 to Loan Agreement dated as of June 18, 1997 and Amendment No. 4 to Loan Agreement ("Amendment No. 4 to Loan Agreement") dated as of the date hereof (the "Loan Agreement");

       WHEREAS, pursuant to Amendment No. 4 to Loan Agreement, on and subject to the terms and conditions of the Loan Agreement and said Amendment No. 4 to Loan Agreement, the maximum amount of credit available to the Debtor under the Loan Agreement would be increased;

       WHEREAS, a condition to the effectiveness of Amendment No. 4 to Loan Agreement is the execution and delivery by Debtor of this Amendment No. 4 to Security Agreement;

       NOW THEREFORE, the parties hereto agree as follows:

       1.Sections. All references to Sections in this Amendment shall be deemed references to Sections in the Security Agreement unless otherwise specified.

       2.Effect of Amendment. As used in the Security Agreement and the other Loan Documents and all other instruments and documents executed in connection with any of the foregoing, any reference to the Security Agreement shall mean the Security Agreement as amended hereby.

       3.Amendments. The following Sections of the Security Agreement are amended as follows:

         (A) Section 1 of the Security Agreement is amended by adding a new definition thereto (in its appropriate alphabetical place) as follows:

               "Assigned Ironwood Interest" means each of the following:
      the Ironwood Credit Agreement; the Revolving Loan Note issued to
      Debtor under the Ironwood Credit Agreement and each other promissory note of Ironwood which may be delivered to Debtor thereunder; each Ironwood Security Document and all of Debtor's right, title and interest in or to any collateral or other security provided thereby (including, without limitation, each Tax Certificate, each tax deed, all Real Property, all Acquired Real Property, all membership and other interests in Palo Verde and each deposit or other bank account established to receive collections on Tax Certificates, providing support for Ironwood's obligations to Debtor or otherwise provided to Debtor as collateral for Ironwood's obligations to Debtor, including, without limitation, each lock box account and reserve account) or to support Ironwood's obligations under the Ironwood Credit Agreement; each Tax Certificate; each tax deed; all Real Property; all Acquired Real Property; all membership and other interests in Palo Verde; the Lock- Box Account (as defined in the Ironwood Credit Agreement) and each other lock-box account maintained pursuant to the Ironwood Credit Agreement; the Reserve Account (as defined in the Ironwood Credit Agreement); each Intracompany Promissory Note (as defined in the Ironwood Credit Agreement); each power of attorney provided by Ironwood or Palo Verde to Debtor; the Custodial Agreement; and each and every bond, indemnity, warranty, guaranty and other similar document relating to the performance by any party (except the Debtor) of any of the foregoing; as each of the foregoing agreements, notes, documents or other items may be amended, supplemented, restated or otherwise modified from time to time, including, without limitation,
      (i) all rights of the Debtor to receive moneys due and to become due under or pursuant to any of the foregoing items, (ii) all rights of the Debtor to receive proceeds of any insurance, bond, indemnity, warranty or guaranty with respect to any of the foregoing items,
      (iii) all claims of the Debtor for damages arising out of or for breach of or default under any of the foregoing items and (iv) all rights of the Debtor to enforce, terminate, amend, supplement, modify or waive performance under any of the foregoing items, to perform thereunder and to compel performance and otherwise to exercise all remedies thereunder (all the foregoing being collectively referred to herein as the "Assigned Ironwood Interests").

         (B) Section 1 of the Security Agreement is further amended by deleting clause (vi) of the definition of "Collateral" and inserting in such definition new clauses (vi) and (vii) as follows:

         "(vi) each and every present and future Assigned Ironwood Interest, including, without limitation, each general intangible, account, chattel paper, note, instrument, security, good, mortgage, deed of trust, document, guaranty, letter of credit, other support arrangement, insurance policy and right to proceeds of each insurance policy (whether casualty insurance, liability insurance, life insurance or otherwise) and all other collateral and property comprising all or any portion of, or securing, providing support for, relating to, or in which Debtor has been given any right or interest to support the obligations under, any Assigned Ironwood Interest, all property acquired by Debtor through foreclosure or deed-in-lieu of foreclosure of any Assigned Ironwood Interest, and all proceeds of, and other payments made on and rights to amounts payable in respect of, each and every present and future Assigned Ironwood Interest; and

         (vii) All additions, accessions, replacements, substitutions or improvements and all products and proceeds, including, without limitation, proceeds of insurance, of any and all of the Collateral described in clauses (i) through (vi) above."

         (C) Section 1 of the Security Agreement is further amended by restating the definition of "Designated Assignment Asset" in its entirety as follows:


    "Designated Assignment Asset" means (i) each note (other than any note constituting an Assigned Ironwood Interest, a Pledged Interest (as defined in the Pledge Agreement), a Receivables Loan Right or a Receivables Purchase Right) delivered by Debtor to Secured Party and (ii) each Assignment Asset and other asset the loan number in respect of which is listed on Schedule 2 hereto or which is otherwise identified as a Designated Assignment Asset on
    Schedule 2 hereto, as such Schedule may be modified from time to time, and together (in each case) with all of the following (the following property and rights being collectively referred to as the "Related Rights"): all property securing or providing security for such note, Assignment Asset or other asset (including without limitation, each Mortgage and security agreement relating to any of the foregoing), all of Debtor's rights under each and every Assignment Asset Agreement, other agreement, Mortgage Note, other note, instrument, account, general intangible, document, security, good, guaranty, letter of credit, other support arrangement and insurance policy relating to or provided to Debtor in connection with any such note, Assignment Asset or other asset or any of the other foregoing property, and all other property relating to or forming a part of such note, Assignment Asset or other asset.

         (D) Section 3(c) of the Security Agreement is amended by inserting after the words "Designated Assignment Asset" (and before the comma immediately following such words), the words "or any Assigned Ironwood Interest".

         (E) Section 5A of the Security Agreement is amended by restating the introductory clause thereof as follows:

               (a) As at the time when any Assignment Asset, other property or Related Right becomes a Designated Assignment Asset, the Debtor shall be deemed to have warranted as to each such Designated Assignment Asset as follows:

         (F) Section 5A of the Security Agreement is further amended by (x) deleting from the beginning thereof the clause "Notwithstanding any provision to the contrary contained in this Agreement or any other Loan Document : (i) on or before the date that any asset becomes a Designated Assignment Asset,"; (y) deleting the words "such Designated Assignment Asset" from clause (A) thereof and replacing such words with the words "each Designated Assignment Asset"; and
(z) deleting the words "Debtor shall deliver to Secured Party, in New York, with respect to such Designated Assignment Asset" from the beginning of clause (B) thereof, and replacing such words with the words "Debtor shall deliver to Secured Party, in New York, with respect to each Designated Assignment Asset."

         (G) The Security Agreement is further amended by inserting therein a new section, Section 5B, immediately following Section 5A of the Security Agreement, as follows:

               "Section 5B. Special Provisions Concerning Assigned Ironwood Interests.

                           (a) Without the prior written consent of the Secured Party, the Debtor will not rescind or cancel any indebtedness evidenced by any Assigned Ironwood Interest or modify any term thereof or make any adjustment with respect thereto, or extend or renew the same, or compromise or settle any dispute, claim, suit or legal proceeding relating thereto, or sell any Assigned Ironwood Interest or interest therein, or suffer or permit any such rescission, cancellation, modification, adjustment, extension, renewal, compromise, settlement or sale to occur.

                           (b)   The Debtor will duly fulfill all
      obligations on its part to be fulfilled under or in connection with each Assigned Ironwood Interest and will do nothing to impair the rights of the Secured Party therein.

                           (c) If any Assigned Ironwood Interest becomes evidenced by an instrument or chattel paper (in each case, as defined in the UCC), the Debtor will notify the Secured Party thereof, and deliver such instrument or chattel paper to Secured Party or, if such instrument or chattel paper is a Tax Certificate, deliver such Tax Certificate to the TLC Custodian.

                           (d)   Upon request of the Secured Party, the
      Debtor shall promptly notify (in manner, form and substance satisfactory to the Secured Party) all Persons who are at any time obligated under any Assigned Ironwood Interest that the Secured Party possesses a security interest in such Assigned Ironwood Interest and that all payments in respect thereof are to be made to such account as the Secured Party directs.

                           (e) At the sole cost and expense of Debtor, the Debtor shall cause each insurance company which has issued any insurance policy in respect of or relating to any Assigned Ironwood Interest to name Secured Party as loss payee with respect to such insurance policy and to promptly deliver to Secured Party a customary insurance certificate evidencing the foregoing.

                           (f) At the sole cost and expense of Debtor, the Debtor will enforce or secure the performance of each and every obligation, covenant, condition and agreement contained in, or relating to, each Ironwood Assigned Interest and agreement relating thereto.

                           (g)   Unless an Event of Default shall have
      occurred and Secured Party otherwise instructs, Debtor will appear in and defend every action or proceeding arising under, growing out of or in any manner connected with any Ironwood Assigned Asset or the obligations, duties, liabilities, or rights of Debtor or any assignee thereunder.

                           (h) Should the Debtor fail to make any payment or fail to do any act as herein provided, the Secured Party may (but without any obligation on the Secured Party's part to do so and without notice to or demand on the Debtor and without release, the Debtor from any obligation hereunder) make or do the same in such manner and to the extent the Secured Party may deem necessary to protect the security interests provided hereby or its rights in the Assigned Ironwood Interests, including specifically, without limiting the general powers, the right to appear in and defend any action or proceeding purporting to effect the security interests provided hereby or the Assigned Ironwood Interests, and the Secured Party may also perform and discharge each or any obligation, covenant or agreement of Debtor relating to any Assigned Ironwood Interest and, in exercising any such powers, pay necessary costs and expenses, employ counsel and incur and pay reasonable attorneys' fees."

                           (i)   Debtor hereby represents, warrants and
      covenants to the Secured Party that the Reserve Account (as defined in the Ironwood Credit Agreement) is account no. 4278-0041 (Litchfield Financial Corp. - Tax Lien Reserve) maintained at BancOne Arizona and that the Lock-Box Account (as defined in the Ironwood Credit Agreement) is account no. 2237-5542 (Litchfield Financial Corp. - Tax Lien Collection) maintained at BancOne Arizona. Debtor hereby covenants and agrees that it will establish no other reserve account or lock-box account with respect to the Ironwood Credit Agreement or the obligations of Ironwood thereunder unless it shall (i) have given Secured Party 30 days advance written notice of its intention so to do, and executed such agreements and instruments, and caused the depositary institution where such new account will be maintained to execute such instruments and agreements, as may be reasonably requested by Secured Party to ensure that Secured Party will hold a first priority perfected security interest in such new account and
      (ii) taken, and caused such depository institution to take, such other action in connection therewith as may be reasonably requested by Secured Party.

         (H) Section 11(c) of the Security Agreement is amended by inserting, after the words "other Assignment Asset" the words "or any Assigned Ironwood Interest".

         (I) Section 12 of the Security Agreement is amended by deleting the subsection (a) thereof and inserting in lieu of the text of said subsection (a) the words "Intentionally Omitted".

     4. Representations and Warranties. The Debtor represents and warrants to the Secured Party that as of the date hereof and both before and after giving effect to the amendments contained in Section 3 hereof, (A) the representations and warranties contained in the Loan Agreement and the other Loan Documents are true and correct with the same force and effect as if made on and as of such times (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (b) no Default or Event of Default has occurred and is continuing or will occur as a result of such amendments, and (C) without limiting the foregoing, each of the Loan Agreement and each other Loan Document constitutes the legal, valid and binding obligation of the Debtor, and is enforceable against the Debtor in accordance with its respective terms. The Debtor further represents and warrants to the Secured Party that (i) its execution and delivery of this Amendment has been duly authorized by all necessary corporate action and (ii) its obligations under each Loan Document remain in full force and effect, without release, diminution or impairment, notwithstanding, without limitation, the execution and delivery of this Amendment.

     5. Miscellaneous. The Debtor will reimburse the Secured Party for its reasonable legal fees and disbursements of counsel incurred in connection with this Amendment. The amendments set forth herein are limited precisely as written and shall not be deemed to (a) modify any other term or condition of the Security Agreement or any other Loan Document or (b) prejudice any right which the Secured Party may have now or in the future under or in connection with the Security Agreement or any other Loan Document. Except as expressly amended hereby, the Security Agreement shall remain unchanged and in full force and effect. This Amendment constitutes a Loan Document. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same amendatory instrument and either of the parties hereto may execute this Amendment by signing any such counterpart. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS EXECUTED WHOLLY WITHIN THE STATE OF NEW YORK (REGARDLESS OF THE PLACE WHERE THE SECURITY AGREEMENT OR THIS AMENDMENT IS OR WAS EXECUTED).



     IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 3 to Security Agreement to be duly executed and delivered by their respective duly authorized officers as of the date first above written.

                           LITCHFIELD FINANCIAL CORPORATION, as Debtor


                           By:
                                 /s/ Heather A. Sica
                                 HEATHER A. SICA
                                 Executive Vice President


                              BANK OF SCOTLAND, as Secured Party


                              By:
                                 /s/ Annie Chin Tat
                                 ANNIE CHIN TAT
                                 Vice President


            Exhibit 10.169
                               LOAN AND SECURITY AGREEMENT

       THIS LOAN AND SECURITY  AGREEMENT (this  "Agreement") is made as of the
12th day of December,   1997  by  and  between LITCHFIELD FINANCIAL CORPORATION,
a Massachusetts corporation, with a mailing address for the purposes hereof at P.O. Box 488, Route 2, Williamstown, Massachusetts 01267 (the "Borrower") and BERKSHIRE BANK, a Massachusetts banking corporation with its principal office and place of business at 24 North Street, P. 0. Box 1308, Pittsfield, Massachusetts 01202 ("Lender").

                                   W I T N E S S E T H:

       FOR CONSIDERATION PAID and to secure payment of that certain loan (the "Loan") from the Lender to the Borrower evidenced by that certain promissory note of even date herewith between Borrower, as Maker, and Lender, as Payee (the "Note") in the original principal amount of ONE MILLION FIVE HUNDRED THOUSAND AND N0/100 DOLLARS ($1,500,000.00) and to secure the full performance by the Borrower of the terms and conditions herein and in the Note together with any and all other obligations and liabilities of the Borrower to the Lender including, but not limited to, any future advances which may be made by the Lender to the Borrower, with interest thereon and with the provisions for payment of principal and interest as provided in the Note, and to secure payment of any other value extended to Borrower from time to time by the Lender including, but not limited to, reasonable expenses incurred by the Lender in the protection, enforcement, collection, realization or disposition of the Collateral, as hereinafter defined, the Borrower hereby grants to the Lender a first priority security interest in and to the Collateral defined below);

       PROVIDED THAT if the Borrower shall well and truly pay the Indebtedness, as hereinafter defined, in accordance with the terms of the Note or any renewal, modification or extension thereof, and shall also pay, when due, all other indebtedness of the Borrower to the Lender existing at any time prior to the full payment, satisfaction and discharge hereof, and shall well and truly perform and observe all covenants, agreements, obligations and conditions on the Borrower's part to be performed or observed herein and in the Note, then this Agreement shall cease, determine and be void; otherwise this Agreement shall remain in full force and effect for all purposes.

       1. Definitions. Borrower and Lender agree that, unless the context. otherwise specifies or requires, the following terms shall have the meanings herein specified, such definitions to be applicable equally to the singular and the plural forms of such terms:

           (a) "Collateral" shall mean and include the following property of the Borrower, whether now owned or hereafter acquired all Personalty (all as defined herein), and all proceeds thereof, including personal property of the foregoing type purchased with cash.

           (b) "Indebtedness" shall mean (i) the outstanding principal balance of the Note together with the interest thereon as provided in the Note and (ii) all other amounts, payments and other consideration due on account of the Note and/or this Agreement or the other Loan Documents, as hereinafter defined.

           (c) "Interest Rate" shall mean the Interest Rate as defined in the Note.

           (d) "Loan Documentsof shall mean this Agreement, the Note, Uniform Commercial Code Financing Statements issued by Borrower of even date herewith, the mortgage and security agreements from the Borrower to the Lender of even date herewith, the assignments of rents and leases from the Borrower to the Lender of even date herewith, together with all other documentation collateral thereto or which may now or hereafter be given to the Lender by Borrower evidencing, securing or further securing the Loan, it being understood that to the extent that any of the terms of the Commitment Letter are in conflict with the terms of this Agreement, the terms of this Agreement shall prevail.

           (e) "Obligations" shall mean any of the covenants, promises and other obligations made or owing by the Borrower to or due to the Lender pursuant to or as otherwise set forth herein or in the Note or in any other documents, instruments or agreements to which Borrower is a party or to which Borrower is bound.

           (f) "Personalty" shall mean all of the right, title, interest, estate, claim or demand of the Borrower in and to any and all furniture, furnishings, equipment, leasehold improvements, and any and all such property which is at any time installed in, affixed to, placed upon or used in connection with the Borrower's properties at 789 Main Road, Stamford, Vermont and at Route 2, Williamstown, Massachusetts, now in existence or hereafter created, and all replacements thereof, additions and accessions thereto, substitutions therefor, and all proceeds and products from the sale, exchange or other disposition of the foregoing.

           (g) "UCC" shall mean the Uniform Commercial Code as adopted and amended from time to time by the Commonwealth of Massachusetts.

       2. Representations and Warranties. Borrower warrants and represents to the Lender that (i) Borrower will pay the Indebtedness in the manner described in the Note or in any modification, renewal or extension, supplementation or replacement thereof, (ii) the Loan Documents have been duly authorized, executed and delivered by and on behalf of the Borrower, (iii) the Borrower is duly existing and in good standing with all power, authority, and legal right to engage in the transactions contemplated by the Loan Documents,
(iv) the execution and delivery of the Loan Documents and the consumation of the transactions contemplated thereby will not conflict with or result in breach of the terms of any agreement to which the Borrower, any endorser of the Note or any guarantor is a party and will not conflict with any law or order of any court, agency or other governmental body, (v) there are no actions, suits or proceedings pending, or, to the knowledge of the Borrower, threatened before any court, any agency or any other governmental body
which  could  adversely  affect  the  Collateral,   Borrower, or the Borrower's
ability to pay the Indebtedness and/or perform the obligations in accordance with the terms of the Loan Documents, (vi) the Collateral is in good working order and free from defects, (vii) the Borrower's title to the Collateral is good and marketable, free from defects, liens or encumbrances, except the lien created by this Agreement, and such defects, liens or encumbrances approved by Lender, if any, and listed on Exhibit A attached hereto and made a part hereof for all purposes (the "Permitted Encumbrances"), (viii) the Borrower's name set forth above is the Borrower's correct legal name and the Borrower has no other trade name, and the Borrower will not change ita legal, trade, or style name without Lender's prior written consent, (ix) neither the financial statements or any other document furnished by the Borrower to the Lender in connection with the transaction contemplated by the Loan Documents contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements contained therein misleading, and (x) there is no fact known to the Borrower which materially adversely affects, nor, so far as the Borrower can reasonably foresee, will materially adversely affect the Borrower's business, business prospects, financial condition, operations or properties or the Borrower's ability to pay the Indebtedness and/or perform the Obligations in accordance with the terms of the Loan Documents.

      3. UCC Representations. The Borrower warrants that its principal place of business inMassachusetts is at Route 2, Williamstown, Massachusetts. The Borrower agrees to maintain complete and accurate records listing and describing the Collateral and the location of the Collateral and to deliver such records to the Lender upon request of the Lender.


       4. Affirmative Covenants. Until the Loan is paid in full, the Borrower shall: (a) keep the Collateral in good order and working condition, damage from casualty expressle not excepted; (b) pay promptly when due all taxes and assessments of whatever nature imposed upon the Collateral; (c) maintain insurance at all times with respect to the Collateral against such risks, in such amounts, in such form and written by such companies as the Lender may require, naming the Lender and its successors and assigns, as their interests may appear, as additional insureds and providing for twenty (20) days prior notice of cancellation or amendment to the Lender; (d) deliver all insurance policies covering the Collateral or certificates evidencing appropriate insurance coverages to the Lender on the closing date of the transaction contemplated by the Loan Documents; and (e) reimburse Lender for all fees and expenses for filing all financing statements and continuation statements (and any other necessary filings) relating thereto.

       5   Neg tive  Covenants.  Until the Loan is paid in full,  the Borrower shall not: (a) directly or indirectly, create, incur, assume, or suffer to exist any lien, charge, or encumbrance (except for Permitted Encumbrances) on or with respect to the whole or any part of the Collateral; (b) lease or lend any Collateral except in the ordinary course of Borrower's business without the express written consent of the Lender; (c) sell or otherwise transfer the Collateral outside the ordinary course of Borrower's business and/or for sums less than the cost thereof without the written consent of the Lender; and
(d) permit or suffer anything to be done which shall have the effect of materially impairing the value of the security given by the Borrower to the Lender for the Loan.

       6. Inspection of Collateral. The Borrower agrees that the Lender or its agents or representatives, may, at reasonable times, enter upon the Borrower's premises and inspect the condition of the Collateral.

       7. Casualty and Condemnation-Award. If the whole or a material part of the Collateral shall be damaged or destroyed byfire or other hazard insured against, or if the Collateral or any portion thereof or interest therein shall be taken by eminent domain, the Borrower shall promptly give written notice thereof to the Lender and promptly take such action as is required to collect any applicable insurance proceeds or any eminent domain award. No settlement on account of any loss, damage or taking shall be made without the prior written consent of the Lender, which consent shall not be unreasonably withheld. If, in the Lender's sole judgement, the Borrower is not proceeding promptly to settle such claims in a manner satisfactory to the Lender or if an Event of Default (hereinafter defined) has occurred hereunder or under the Note which has not been waived in writing by the Lender, the Lender may settle any claims with the insurers or the taking authority and the Lender is hereby irrevocably appointed attorney- in- fact for the Borrower, which appointment is acknowledged by the parties hereto to be coupled with an interest, to settle such claims and to collect and endorse any checks issued in the name of the Borrower. Any and all proceeds from insurance or eminent domain awards, as the case may be, shall be paid to the Lender. The Lender, in the
exercise  of  its  sole  discretion,   may apply any such proceeds against the
Indebtedness or release all or a portion of such proceeds to the Borrower upon such terms and conditions as the Lender deems appropriate, and apply the balance thereof, if any, to the Indebtedness. Application of the proceeds of casualty or eminent domain awards against the Indebtedness shall be done in such a manner and order as the in the exercise of its sole discretion, shall determine.

       8. Lender Right To Cure And Expenses. The Lender shall be entitled to, but not obligated to, cure any failure of the Borrower under the Loan Documents in the performance of the obligations an to commence, intervene in or
otherwise  participate in  any legal   or equitable  proceeding which,  in  the
Lender's sole judgement, affects the Collateral or any rights or obligations created or secured by the Loan Documents. If the Lender shall become involved in any action or course of conduct with respect to the Loan Documents or the Collateral in order to cure any default of the Borrower under the Loan Documents or to protect its interest in the Collateral, the Borrower shall reimburse the Lender for all charges, costs and expenses incurred by the Lender in connection therewith, including, without limitation, reasonable attorneys' fees. Such charges, costs and expenses described above shall be payable by the Borrower upon demand of the Lender.

       9. Events of Default. The Indebtedness shall become immediately due and payable by the Borrower, at the option of Lender, if any of the following events (each an "Event of Default") shall occur under any of the Loan Documents (including this agreement) and shall continue beyond applicable grace and cure periods contained therein, if any:

       (a) Borrower fails to pay any interest or principal when due in accordance with the terms an conditions of the Note;

       (b) breach  of  any other  covenant,   condition or  agreement contained
           herein or in the Note or in any of the other Loan Documents remaining uncured for a period in excess of ten (10) days after Lender has provided Borrower with written notice of such breach, provided that in case of any breach which is susceptible to cure but cannot be cured within ten (10) days through. the exercise of reasonable diligence, so long as the Borrower commences such cure within ten (10) days, such breach remains susceptible to cure, and the Borrower diligently pursues such cure, such breach shall not be deemed to create an Event of Default hereunder;

       (c) failure of the Borrower to cause to be dismissed  any   proceeding
           against the Borrower, and, if applicable, any holder of a general partnership interest in the Borrower, any guarantor of any of the Borrower's obligations under the Loan Documents or any endorser of the Note (the Borrower, and, if applicable, any such general partner, guarantor or endorser hereinafter referred to as an "Obligor") under any law relating to bankruptcy, reorganization, insolvency or relief of debtors within sixty (60) days from the date upon which such proceeding is filed or instituted, or the filing or other institution of a proceeding by any obligor under any such law;

       (d) failure of an Obligor to cause to be dismissed a proceeding for the enforcement of a money judgement instituted against said Obligor within thirty (30) days from the date upon which such proceeding is filed or instituted unless such proceeding is contested in good faith by the Obligor and bonded or otherwise secured to Lender's satisfaction;

       (e) the liquidation, termination, dissolution, merger/ transfer of a controlling interest in, or a consolidation of, any Obligor which is not an individual, the insolvency of any Obligor or the inability of any Obligor to pay such Obligor's debts when due;

       (f) material inaccuracy of any statement, representation or warranty made by the Borrower to the Lender in the Loan Documents or in any instrument, document or statement heretofore or hereafter submitted to the Lender by an obligor; and

       (g) the loss, theft, substantial damage, destruction, or encumbrance of any substantial part of the Collateral.

       If an Event of Default shall occur, then, at the option of the Lender, without any further notice to the Borrower, the Indebtedness, together with all other charges due under the Loan Documents shall be due and payable, and the Lender shall be entitled to exercise any and all of the rights and remedies provided for in the Loan Documents or available at law or in equity, including, but not limited to, all rights and remedies available to a secured party under the UCC. The Borrower shall, upon request of the Lender, assemble the Collateral not already in the Lender's possession and make it available to the Lender at a place to be designated by the Lender and reasonably convenient to both the Borrower and the Lender.

       10. Application Of Deposits After Default. If the Borrower shall default in the performance or observance of any covenant or agreement under the Loan Documents, the Lender may apply any deposit, payment or any sum due from the Lender to any Obligor toward the Indebtedness in such manner or order as the Lender, in the exercise of its sole discretion, shall determine, without first enforcing any other rights of the Lender against any obligor or against the Collateral.

       11. Separate Foreclosure Sales and Waiver of Marshalling. If the Borrower shall default in the performance or observance of any covenant or agreement under the Loan Documents, the Lender may sell the Collateral and any other security given by the Borrower for the payment of the Indebtedness and the performance of the obligations in one lot or in parts or parcels. such sales may be held from time to time by public or private sale and the power of sale herein given to the Lender shall not be fully executed until all of the Collateral and other security not previously sold shall have been sold. The Lender may apply the net proceeds of any sale, lease or other disposition of the Collateral to the payment of the Indebtedness and the performance of the obligations in such manner and order as the Lender, in the exercise of its sole discretion, shall determine, after deducting all costs and expenses of every kind incurred therein or incidental to the retaking, holding, preparing for sale, selling, leasing or other disposition of the Collateral or in any way relating to the protection and/or enforcement of the rights of the Lender hereunder, including, but not limited to, reasonable attorney's fees. If the amount realized from such sale, lease or other disposition of the Collateral is insufficient to satisfy and discharge the Indebtedness and other charges due and owing by Borrower to Lender, the Borrower shall remain liable to Lender for the payment of any such deficiency and interest shall accrue thereon, until paid, at the Default Rate, as defined in the Note. If surplus proceeds are realized from such a sale, lease, or other disposition of the Collateral, the Lender shall not be liable for any interest thereon pending distribution of such proceeds to the Borrower. Any separate items of property sold together for a single price may be accounted for in one account without distinction between the items of security or without assigning to them any proportion of such proceeds. The Borrower hereby waives the application of any doctrine of marshalling of assets.

       The Borrower agrees that the requirement of the UCC with respect to personal property that a secured party give a debtor reasonable notice of any proposed sale or disposition of collateral shall be met if such notice is given to Borrower at least five (5) days before such time of sale or disposition.
No such notice need be given by Lender with respect to collateral which is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market.

       12. Intentionally Omitted.

       13. Effect of Releases and Waivers. Any failure by Lender to insist upon the strict performance by Borrower of any of the Obligations shall not be deemed to be a waiver of the strict performance of any of the Obligations and Lender, notwithstanding any such failure, shall have the right thereafter to insist upon the strict performance by Borrower of any and all of the Obligations. Neither Borrower nor any other person or entity now or hereafter obligated for the payment of the whole or any part of the Indebtedness shall be relieved of such obligation by reason of (i) the failure of Lender to comply with any request of Borrower, or of any other person or entity so obligated; (ii) the failure of Lender to take action in collection or protection of the Collateral or to otherwise enforce the performance of any of the Obligations; (iii) the release, regardless of consideration, of the whole or any part of the security held for the payment of the Indebtedness and the performance of the obligations, or (iv) any agreement or stipulation between the Lender and any subsequent owner or owners of the equity of redemption in the Collateral modifying the covenants, terms and provisions of this Loan Agreement and of the Loan Documents without first having obtained the consent of Borrower or such other person or entity.
In the last mentioned event, Borrower and all such other persons or entities shall continue to be liable to make such payments according to the terms and provisions of the Loan Documents, as amended, unless expressly released and discharged of record by Lender. Lender may release, regardless of consideration, any part of the security held for payment of the Indebtedness and the performance of the obligations without, as to the remainder of the security, in any way impairing or affecting the lien created by this Agreement or the priority of such lien over any subordinate lien. Lender may resort for the payment of the Indebtedness and the performance of the Obligations to any other security therefor held by Lender, in such manner and order as Lender may elect.

       14. Waiver of Jury Trial. The Borrower and Lender waive trial by jury in any litigation in any court with respect to, in connection with, or arising out of this Agreement, any other LoanDocument, or the Indebtedness, or the validity, protection, interpretation, collection or enforcement thereof,or the relationship between Borrower and Lender as borrower and lender, or any other claim or dispute however arising between the Borrower and Lender.

        15. Interest To Accrue. If the Indebtedness shall become due and payable because of an acceleration by the Lender of the Borrower's obligation to repay the Indebtedness caused by an Event of Default hereunder or if the Indebtedness shall mature and become due, then interest on the Indebtedness shall continue to accrue at the Default Rate, as defined in the Note, until paid in full.

        16.No Set-Off, Counterclaim, etc. The Borrower's obligation to pay the Indebtedness shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation:

           (a) Any set-off, counterclaim, recoupment, defense, or other right which the Borrower may have against the Lender or anyone else;

           (b) Any defect in title, condition, design, fitness for use, or operation of, damage to, or loss or destruction of the Collateral, or any interruption or cessation in the use or possession thereof by the Borrower for any reason whatsoever;

           (c) Any insolvency, bankruptcy, reorganization, or similar proceedings by or against the Borrower or any guarantor; or

           (d)Any other circumstance, happening, or event whatsoever, whether or not similar to any of the foregoing.

       17. Remedies Cumulative. The rights and remedies afforded to Lender under the Loan Documents shall be cumulative and supplementary to and not exclusive of any other rights and remedies which the Lender may have at law or in equity.

       18. Further Assurances. The Borrower agrees to execute and cause to be filed or recorded, and hereby appoints the Lender its duly authorized attorney-in- fact, which appointment is acknowledged by the parties hereto to be coupled with an interest, with full power of substitution and with authority to execute, file and record on behalf of the Borrower all instruments from time to time deemed by the Lender to be necessary or appropriate to evidence further the Indebtedness and/or the obligations or to secure further to the Lender the security intended to be provided by this Agreement. Borrower shall pay, upon demand of the Lender, all costs, expenses and fees, including, without limitation, reasonable attorneys' fees, incurred as a result of the operation of this paragraph.

       19. Statement of Amount Due. Borrower, within five (5) days after receipt of a written request from the Lender, shall furnish a written statement duly acknowledged of the amount due on the Note to the Lender.

       20. Notices. Any notices required or permitted to be given hereunder shall be: (i) personally delivered or (ii) given by registered or certified mail, postage prepaid, return receipt requested, or (iii) forwarded by overnight courier service, in each instance addressed to the addressee at the address for such party set forth herein, or such other address as each may designate in writing to the other. All notices given hereunder shall be in writing and shall be deemed given, in the case of notice by personal delivery, upon actual delivery, and in the case of mail or courier service, upon deposit with the U.S. Postal Service or deliver to the courier service.

       21. Assignment by Lender. The Lender shall have the right at any time to assign any or all of its right, title, and interest in and to the Loan Documents and all or any part of the Collateral. Upon any such assignment, the Lender shall not be deemed the assignee's agent for any purpose and the Lender may deliver all or any part of the Collateral held by it to the assignee which shall thereupon become vested with all rights, powers, and privileges of the Lender in respect thereto, and the Lender shall thereupon be forever and released and fully discharged from all future liabilit and responsibility for the whole or any part of the Collatera transferred. With respect to any Collateral not transferred, Lender shall retain all powers and rights hereby given to Lender. This Agreement shall not be assignable by the Borrower without the prior written consent of the Lender.

       22.  Interpretation  And  Binding  Effect.   This  Agreement  and  the
other Loan Documents constitute the entire agreement between Borrower and Lender and, to the extent that any writings not signed by the Lender or oral statements at any time made or had by either party hereto are inconsistent with the provisions of this Agreement, the unsigned writings and oral statements shall be null and void and of no force or effect. The Loan Documents shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts. If any provision of this Agreement shall be found unenforceable or invalid for any reason, such provision shall be deemed modified to the extent necessary to be enforceable or, if such modification is not practicable, such provision shall be deemed deleted from this Agreement without otherwise affecting any other provision of this Agreement. The headings of sections and paragraphs shall be ignored in interpreting this Agreement. The word "Borrower", as used herein, means the Borrower named herein and also means any subsequent owner or owners of all or any part of the equity of redemption in the Collateral. All of the covenants and agreements of the Borrower herein contained shall be binding upon the Borrower, and (if applicable) its heirs, executors, administrators, successors and assigns and shall be joint and several if more than one person constitute the Borrower. The word "Lender", as used herein, means the Lender named herein and any subsequent holder or holders of one or both of the Note and this Agreement.



       IN WITNESS WHEREOF, Borrower has caused this instrument to be executed by Ronald E. Rabidou, its duly authorized Chief Financial Officer, and Lender has caused this instrument to be executed by James W. Reid, its duly authorized Vice President, and their corporate seals to be hereunto affixed as of the date first above written.

                                                          LITCHFIELD FINANCIAL
    CORPORATION

                                                           By:
_________________________________________
                                                    Ronald E. Rabidou, Chief
    Financial officer

                                                             BERKSHIRE BANK
                                                           By:
_________________________________________
                                                       James W. Reid, Vice
    President


                      COMMONWEALTH OF MASSACHUSETTS

BERKSHIRE, ss.
December 12, 1997

       Then personally appeared the above-named Ronald E. Rabidou, Chief Financial officer, who acknowledged the foregoing instrument to be the free act and deed of Litchfield Financial Corporation, before me,

                                   __________________________________________
                                   Notary Public
                                   My Commission Expires:





                                                                 Exhibit 10.170


                                                                 Approved
                                                                  by:

___________
                               PROMISSORY NOTE

 $1,500,000.00                                       Pittsfield, Massachusetts
                                                       Date: December 12, 1997

       FOR VALUE RECEIVED, LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation, with a mailing address for the purposes hereof at P.O. Box 488, Route 2, Williamstown, Massachusetts 01267 (the "Borrower") promises to pay to the order of BERKSHIRE BANK, a Massachusetts banking corporation with its principal office and place of business at 24 North Street, P. 0. Box 1308, Pittsfield, Massachusetts 01202 ("Lender") the principal sum of ONE MILLION FIVE HUNDRED THOUSAND AND NO/100 DOLLARS ($1,500,000.00) or so much thereof as may be advanced from time to time (the "Loan") as hereinafter set forth with interest on the unpaid principal balance of such amount from the date of this Note or such advance, as the case may be, at the Interest Rate (hereinafter defined) . This Note is secured by mortgage and security agreements (collectively, the "Mortgage") dated even date herewith which create first priority mortgage and security interests on certain parcels of real property located in Williamstown, Massachusetts and Stamford, Vermont (collectively, the "Real Property") , and certain personal property; a loan and security agreement and financing statements (the "Security Agreement") evidencing a first priority security interest in certain personal property (the "Personal Property") more particularly described therein; assignments of rents and leases (collectively, the "Assignment") which will conditionally assign all rents and absolutely assign all leases applicable to the Real Property to Lender; and such other security as may now or hereafter be given to Lender as collateral for the Loan. This Note, the Mortgage, the Security Agreement, the Assignment, and all other documents evidencing, securing and/or relating to the Loan, are hereinafter collectively referred to as the "Loan Documents".

                                        I

                                  DEFINITIONS

       (a) "PRIME RATE" shall mean the rate of interest set, determined or announced on a periodic basis, and published in the Money Rate Section of The Wall Street Journal (the "Journal"), or in its successor, as the highest
 "prime rate" charged for commercial loans at large U.S. Money Center Commercial Banks. If the Journal, or its successor, shall no longer publish the "prime rate", then "Prime Rate" hereunder shall mean the highest prime rate set, determined or announced on a periodic basis by Chase Manhattan Bank, N.A., of New York, New York, or its successor, for commercial loans.

       (b) "INTEREST RATE" shall mean the rate of interest to be paid by Borrower on any outstanding principal due under this Note and shall be equal to
8.50 percent (8.50%) per annum up to and through the payment due hereunder on December 12, 1998. The interest rate charged hereunder shall be reviewed by Lender on each December 12th hereafter (each an "Anniversary Date") and shall be equal to the Prime Rate in effect on each Anniversary Date, which rate shall be set on each Anniversary Date occurring during the term of the Loan commencing with said Anniversary Date and shall remain in effect until midnight on the calendar day immediately preceding the next Anniversary Date.

       (c) "LOAN YEAR" shall mean the period between the date hereof and December 12, 1998 for the first Loan Year and each succeeding twelve (12) month period until the Maturity Date.

       (d) "MATURITY DATE" shall mean December 12, 2008.

                                       II

                                   INTEREST

       (a) COMPUTATION OF INTEREST. Interest on the outstanding principal balance of this Note shall be computed on the basis of "a 360-day year for the actual number of days elapsed" (such phrase, as used throughout this Note, shall mean that in computing interest for the subject period, the interest rate shall be multiplied by a fraction, the denominator of which is 360 and the numerator of which is the actual number of days elapsed from the date of the first disbursement of the Loan or the date of the preceding interest and/or principal due date, as the case may be, to the date of the next interest and/or principal due date). Interest shall accrue until the date of receipt of payment.

       (b) INTEREST CHANGE PROCEDURES. Any change in the Prime Rate shall effect a corresponding change in the Interest Rate without notice to the Borrower, such change to take effect on each and shall thereafter be fixed for that Loan Year.

                                      III

                     PAYMENT OF PRINCIPAL AND INTEREST

       (a) Borrower shall pay monthly installments of interest at the Interest Rate on the sums advanced hereunder commencing on January 12, 1998 and continuing on the 12th day of each month thereafter until December, 1998;

       (b) Commencing on January 12, 1999, and continuing on the 12th day of each month thereafter until December 12, 1999, Borrower shall pay twelve (12) equal consecutive monthly installments of principal and interest at the Interest Rate in the amount sufficient to amortize the then outstanding principal balance due hereunder over the period ending on the Maturity Date (the "Amortization Period"). On each Anniversary Date, the required monthly payments for the next succeeding twelve (12) months shall be recalculated by Lender to an amount sufficient, at the Interest Rate in effect on such Anniversary Date, to amortize the then outstanding principal balance hereunder over the Amortization Period, and said payments shall continue until the Maturity Date (or such earlier date in the event Lender accelerates Borrower's obligations hereunder pursuant to its rights under the Loan Documents), when the full outstanding balance of principal remaining plus accrued interest shall be fully due and payable.

                                       IV

                             GENERAL CONDITIONS

       (a) METHOD OF PAYMENT. All payments under this Note are payable at 24 North Street, P.O. Box 1308, Pittsfield, Massachusetts 01202 or at such other place as Lender shall notify Borrower in writing. Lender reserves the right to require any payment on this Note, whether such payment is of a regular installment or represents a prepayment, to be by wired federal funds or other immediately available funds or to be paid at a place other than the above address.

       (b) APPLICATION OF PAYMENTS RECEIVED. Except as otherwise provided in this Note, all payments received by Lender on this Note shall be applied by Lender as follows:

           FIRST, to accrued and unpaid interest then due and owing; and

           SECOND, to the reduction of principal of this Note; and

           THIRD, to any unpaid Late Payment Charges (herein below defined).

       If an Event of Default (hereinbelow defined) occurs, or an event which, but for the passage of time, the giving of notice, or both would constitute an Event of Default, Lender may apply any payments received to any sums due hereunder or under any other Loan Document in such manner as it deems appropriate.

       (c) LATE PAYMENT CHARGES. If Borrower fails to pay any amount of principal and/or interest on this Note for ten (10) days after such payment becomes due, whether by acceleration or otherwise, Lender may, at its option, whether immediately or at the time of final payment of the amounts evidenced by this Note, impose a late payment charge (the "Late Payment Charge") computed by multiplying the amount of each past due payment by five percent (5.00%). Until any and all Late Payment Charges are paid in full, the amount thereof shall be added to the indebtedness secured by any of the Loan Documents. The Late Payment Charge is not a penalty and is deemed to be liquidated damages for the purpose ofompensating Lender for the difficulty in computing the actual amount of damages incurred by Lender as a result of the late payment by Borrower.

       (d) DEFAULT RATE. Principal and any accrued interest not paid when due, whether at the Maturity Date or resulting from the acceleration of the Maturity Date upon the occurrence of an Event of Default (as such term is defined herein), and any advances which are made by the holder pursuant to any provision of any other instruments or agreements securing this Note from the date of any such advance shall bear interest at a rate of four percent (4.00%) above the Prime Rate, but in no event at an annual interest rate greater than the maximum amount permitted by applicable law.

       (e) PREPAYMENT. The principal balance may be prepaid in whole or in part at any time without the payment of any prepayment consideration.

           In the event Lender receives partial prepaymeno, or in the event that Lender shall receive proceeds of condemnation or insurance proceeds for application against the Loan, such prepayments and proceeds shall be applied to installments of principal in the inverse order of maturity and no prepayment consideration shall be deducted from such prepayments or such condemnation or insurance proceeds.

       (f)   ACCELERATION. If:

                (i) Borrower shall fail to pay any sum due on this Note within ten (10) days of the date the same is due; or

                (ii) Borrower shall fail to perform any other obligation required to be performed by Borrower under this Note, or any other Loan Document, for thirty (30) days after Lender has given written notice of such failure to Borrower provided that in the case of any such failure which is susceptible to cure but cannot be cured within thirty (30) days through the exercise of due diligence, so long as the Borrower commences such cure within such thirty (30) day period, such failure remains susceptible to cure, and the Borrower diligently pursues such cure, such failure shall not be deemed to create an Event of Default hereunder; or

                (iii) Any warranty, representation or other statement by or on behalf of Borrower in any instrument furnished in compliance with or in reference to this Note be false or misleading in any material respect; or

                (iv) Borrower shall generally not be paying debts as they become due or file a petition or seek relief under or take advantage of any insolvency law; make an assignment for the benefit of creditors; commence a proceeding for the appointment of a receiver, trustee, liquidator, custodian or conservator of Borrower or of the whole or substantially all of Borrower's property or of any collateral pledged AL security for this Note; or if Borrower shall file a petition under any chapter of the Bankruptcy Reform Act of 1994, as amended (or any successor statute thereto) , or file a petition or seek relief under or take advantage of any other similar law or statute of the United States of America, any State thereof, or any foreign country or subdivision thereof; or

                (v) A court of competent jurisdiction shall enter an order, judgment or decree appointing or authorizing a receiver, trustee, liquidator, custodian or conservator of Borrower or of the whole or substantially all of Borrower's property, or any portion of the collateral pledged as security for this Note, or enter an order for relief against Borrower in any case commenced under any chapter of the Bankruptcy Reform Act of 1994, as amended (or any successor statute thereto) , or grant relief under any other similar law or statute of the United States of America, any State thereof, or any foreign country or subdivision thereof and the same is not stayed or discharged within sixty
       (60) days of entry; or

                (vi) Under the provisions of any law for the reliefor aid of debtors, a court of competent jurisdiction or a receiver, trustee, liquidator, custodian or conservator shall assume custody or control or take possession from Borrower of all or substantially all of Borrower's property or any portion of any collateral pledged as security for this Note; or

                (vii) There shall be commenced against Borrower any proceeding for any of the foregoing relief or if a petition is filed against Borrower under any chapter of the Bankruptcy Reform Act of 1994, as amended (or any successor statute thereto), or under any other similar law or statute of the United States of America, any State thereof, or any foreign country or subdivision thereof, and such proceeding or petition remains undismissed for a period of sixty (60) days or if Borrower by any act indicates consent to, approval of or acquiescence in any such proceeding or petition; or

                (viii) Lender shall receive a notice to creditors with regard to a bulk transfer by Borrower pursuant to Article VI of any applicable Uniform commercial Code; or

                (ix) A judgement shall enter or a tax lien be filed against the Borrower or the property of the Borrower and shall not be satisfied or bonded to the satisfaction of the Lender within sixty (60) days of entry or recording, as the case may be; or

                (x) the liquidation or dissolution of the Borrower shall occur;
                    or

                (xi) Borrower sham fail to comply with the terms of or an "event of default" occurs under any other loan transaction or credit arrangement of any kind with Lender; or

                (xii) an "Event of Default", as said term is defined in any other Loan Document, shall occur;

then, and in any such event (an "Event of Default"), the Lender may, at its option, refuse to make any further advances of loan proceeds and declare the entire unpaid balance of this Note together with interest accrued thereon and any other sums due hereunder or under the Loan Documents, to be immediately due and payable and Lender may proceed to exercise any rights or remedies that it may have under this Note or any other Loan Documents, or such other rights and remedies which Lender may have at law, equity or otherwise. In the event of such acceleration, Borrower may discharge its obligations to Lender by paying:

                (i) accrued interest computed in the manner set forth above, plus

                (ii) the unpaid principal balance hereof as at the date of such payment, plus

                (iii) any Late Payment Charge computed in the manner set forth above, plus

                (iv) any other sum due and owing Lender under this Note or any other Loan Document.

       (g) COSTS AND EXPENSES ON DEFAULT. After default, in addition to principal, interest and any Late Payment Charge, Lender shall be entitled to collect all costs of collection, including, but not limited to, reasonable attorneys' fee, incurred in connection with the protection or realization of collateral or in connection with any of Lender's collection efforts, whether or not suit on this Note or any foreclosure proceeding'is filed, and all such costs and expenses shall be added to the principal due hereunder and shall be payable on demand and until paid shall be secured by the Loan Documents and by all other collateral held by Lender as security for Borrower's obligations to Lender.

       (h) NO WAIVER BY LENDER. No failure on the part of Lender or other holder hereof to exercise any right or remedy hereunder, whether before or after the happening of an Event of Default, shall constitute a waiver thereof, and no waiver of any past right, remedy, or Event of Default shall constitute a waiver of any future default or of any other default. No failure to accelerate the Loan evidenced hereby by reason of default hereunder, or acceptance of a past due installment, or indulgence granted from time to time shall be construed to be a waiver of the right to insist upon prompt payment thereafter, or shall be deemed to be a novation of this Note or as a reinstatement of the Loan evidenced hereby or as a waiver of such right of acceleration or any other right, or be construellso asRo prec~lude The exercise of any right which Lender may have, whether by the laws of the state governing this Note, by agreement or otherwise; and Borrower and each endorser hereby expressly waive the benefit of any statute or rule of law or equity which would produce a result contrary to or in conflict with the foregoing. This Note may not be changed orally, but only by an agreement in writing signed by the party against whom such agreement is sought to be enforced.

       (i) FINANCIAL INFORMATION. Borrower will at all times keep proper books of records and accounts in which full, true and correct entries shall be made in accordance with generally accepted accounting principles and will deliver to Lender by April 15th of each year a copy of Borrower's income tax returns for such prior year and copies of Borrower's financial statement in such form as shall be acceptable to the Lender, and from time to time, at the request of the Lender, such other financial information with respect to Borrower as the Lender may request.

       (j) COMPLIANCE WITH USURY LAWS. It is the intention of the parties to conform strictly to the usury laws, whether state or federal, that are applicable to this Note. All agreements between Borrower and Lender, whether now existing or hereafter arising and whether oral or written, are hereby expressly limited so that in no contingency or event whatsoever, whether by acceleration of maturity hereof or otherwise, shall the amount paid or agreed to be paid to Lender or the holder hereof, or collected by Lender or such holder, for the use, forbearance or detention of the money to be loaned hereunder or otherwise, or for the payment or performance of any covenant or obligation contained herein, or in any of the Loan Documents, exceed the maximum amount permissible under applicable federal or state usury laws. If under any circumstances whatsoever fulfillment of any provision hereof or of the Loan Documents, at the time performance of such provision shall be due, shall involve exceeding the limit of validity prescribed by law, then the obligation to be fulfilled shall be reduced to the limit of such validity; and if under any circumstances Lender or other holder hereof shall ever receive an amount deemed interest by applicable law, which would exceed the highest lawful rate, such amount that would be excessive interest under applicable usury laws shall be applied to the reduction of the principal amount owing hereunder or to other indebtedness secured by the Loan Documents and not to the payment of interest, or if such excessive interest exceeds the unpaid balance of principal and such other indebtedness, the excess shall be deemed to have been a payment made by mistake and shall be refunded to Borrower or to any other person making such payment on Borrower's behalf. All sums paid or agreed to be paid to the holder hereof for the use, forbearance or detention of the indebtedness of Borrower evidenced hereby, outstanding from time to time shall, to the extent permitted by applicable law, and to the extent necessary to preclude exceeding the limit of validity prescribed by law, be amortized, pro-rated, allocated and spread from the date of disbursement of the proceeds of this Note until payment in full of the Loan evidenced hereby and thereby so that the actual rate of interest on account of such indebtedness is uniform throughout the term hereof and thereof. The terms and provisions of this paragraph shall control and supersede every other provision of all agreements between Borrower, any endorser and Lender.

       (k) GOVERNING LAW; SUBMISSION TO JURISDICTION. This Note shall be governed by and construed under the laws of the Commonwealth of Massachusetts and shall have the effect of a sealed instrument. Borrower and each endorser hereby submits to personal jurisdiction in Berkshire County in said Commonwealth for the enforcement of Borrower's obligations hereunder or under any other Loan Document and waives any and all personal rights under the law of any other state to object to jurisdiction within such Commonwealth for the purposes of litigation to enforce such obligations of Borrower.

       (1) WAIVER OF JURY TRIAL. Lender and the Borrower hereby waive trial by jury in any litigation in any court with respect to, in connection with, or arising out of this Note, any other Loan Document or the Loan, or any instrument or document delivered in connection with the Loan, or the validity, protection, interpretation, collection or enforcement thereof, or any other claim or dispute howsoever arising between the Borrower and Lender.

       (m) AUTHORITY OF LENDER. Borrower authorizes Lender to date this Note as of the day when the Loan is made and to complete or correct this Note as to any terms of the Loan not set forth herein at the time of delivery hereof.

       (n) NOTICES. Any notices required or permitted to be given hereunder shall be: (i) personally delivered or (ii) given by registered or certified mail, postage prepaid, return receipt requested, or (iii) forwarded by overnight courier service, in each instance addressed to the addresses set forth at the head of this Note, or such other addresses as the parties may for themselves designate in writing as provided herein for the purpose of receiving notices hereunder. All notices shall be in writing and shall be deemed given, in the case of notice by personal delivery, upon actual delivery, and in the case of mail or courier service, upon deposit with the U.S. Postal Service or delivery to the courier service.

       (o) LIABILITY IF MORE THAN ONE BORROWER. If more than one person or entity executes this Note as a Borrower, all of said persons or entities are jointly and severally liable hereunder.

       (p) ENTIRE AGREEMENT. This Note and the other Loan Documents constitute the entire understanding between Borrower and Lender and to the extent that any writings not signed by Lender or oral statements or conversations at any time made or had shall be inconsistent with the provisions of this Note and the other Loan Documents, the same shall be null and void.

       (q) "BUSINESS PURPOSE" WARRANTY. The undersigned covenants and warrants that the proceeds of this Loan shall be used solely for business purposes and that the transaction evidenced hereby is not a consumer transaction subject to MGL c.140D, Federal Reserve Board Regulation Z or other "consumer protection" statutes, regulations or restrictions, without exception.

       (r) RIGHTS OF SET OFF. Borrower grants to the Lender a continuing lien for the amount of this Note upon any and all monies, securities and other property of Borrower and the proceeds thereof, now or hereafter held or received by or in transit to the Lender from or for Borrower whether for safekeeping, custody, pledge, transmission, collection or otherwise, and also upon any and all deposits (general or special) and credits of Borrower with, any and all claims of Borrower against the Lender at any time is authorized at any time and from time to time, without notice to Borrower, to set off, appropriate and apply any and all items hereinabove referred to against the outstanding indebtedness evidenced by this Note.




       IN WITNESS WHEREOF, Borrower has caused this instrument to be executed by Ronald E. Rabidou, its duly authorized Chief Financial Officer and its corporate seal to be hereunto affixed as of the date first above written.

                               LITCHFIELD FINANCIAL CORPORATION

                            By:  _______________________________________
                               Ronald E. Rabidou, Chief Financial Officer

                      COMMONWEALTH OF MASSACHUSETTS

BERKSHIRE, ss.
December 12, 1997

       Then personally appeared the above-named Ronald E. Rabidou, Chief Financial Officer, who acknowledged the foregoing instrument to be the free act and deed of Litchfield Financial Corporation, before me,


_______________________________________
                                Notary Public
                                My Commission Expires:



                                      Exhibit 10.171
                               LOAN MODIFICATION AGREEMENT
                                         60104506
                                         LOAN NUMBER
Agreement made as of this 23rd day of march, 1998 effective by and between Litchfield Financial Corporation, with a mailing address, for the purposes hereof, at P.O. Box 488, Route 2, Williamstown, MA 01267 ("Borrower") and Berkshire Bank, a Massachusetts banking corporation with its principal office and place of business at The PopCorner, 24 North Street, Pittsfield, Massachusetts 01201 ("Lender").

1.   Preliminary Statement

     1.1 Borrower is indebted to Lender by virtue of a promissory note ("The Note") date December 12, 1997, in the original amount of $ 1,500,000.00, having due on this date here of the principal sum of $498,339.50.

     1.2     The parties now desire to revise the terms of said note.

Now, Therefore, the Borrower Agrees with the Lender as Follows:

2.1  To extend the maturity date from December 12, 2008 to March 12, 2009.

     2.2 To defer principal repayment on the loan for three months from January 12, 1999 through March 12, 1999. To pay accrued interest monthly during this period.

2.3 To change the date for the annual rate and payment adjustment from December 12 reflecting in the January 12 billing to adjusting annually March 12 to be reflected in the April 12 billing. The next annual rate and payment adjustment shall be for the April 12, 1999 billing.

     2.4 To change the interest rate from Wall Street Journal Prime rate floating daily, currently at 8.50% to be fixed at 8.00 % from March 23, 1998 through March 12, 1999, when the interest rate will revert to the Wall Street Journal Prime rate floating daily as stated in the loan note.

2.5  Commencing with the April 12, 1999 billing,  the loan shall be reamortized over the remaining 120 month term of the loan.

     2.6 All terms, covenants and conditions of the Note and all other documents and security shall remain in full force and effect in their original tenor, except as provided for herein, and not otherwise. This Agreement shall be incorporated by reference within the Note as if stated therein.

                                             Initials of Borrower(s):_______



Continuation of Loan Modification Agreement

  to Litchfield Financial Corporation
Loan# 60104506
Page 2 of 2 Pages

     2.7 Except for the modifications made hereby, this Agreement is in addition to or an extension of other previous modifications and not in substitution of the Note or any security instrument.

3.   Consideration

     The Borrower hereby acknowledges that the making of this Agreement by Lender constitutes, and Borrower has received, full, complete and new consideration for making this Loan Modification Agreement.

4.   Ratification and Incorporation

     4.1 Except as modified hereby, Borrower hereby ratifies the terms and conditions of the NOTE described in paragraph as amended hereby, and the terms and conditions of said NOTE are fully incorporated herein by reference.

     4.2 Borrower agrees to perform each and all of the terms,covenants and conditions of the said NOTE, as amended hereby.

5.   Construction

     This agreement shall be deemed to have been entered into in the Commonwealth of Massachusetts, and the laws of the Commonwealth of Massachusetts shall govern the construction of this Agreement and the rights and duties of the parties hereto. It is agreed and understood that, as this form of agreement may be used by persons of either sex, and for one or more corporations, and also where there are several parties, in such cases, the masculine and plural, as herein used, shall be instead of and shall stand for the feminine or neuter gender of the single number, as the context may require.

WITNESS OUR HAND(S) AND SEAL(S) W23RD DAY OF MARCH, 1998.

LITCHFIELD FINANCIAL CORPORATION

_______________________________
________________________
RONALD E. RABIDOU, CHIEF FINANCIAL OFFICER                       WITNESS

BERKSHIRE BANK

BY:____________________________
      JAMES W. REID, VICE PRESIDENT



                                                                 Exhibit 11.1
                          Litchfield Financial Corporation
                         Computation of Earnings Per Share
                                                         Three months ended
                                                             March 31,
                                                       1998            1997
Basic:
    Weighted average number of  common
        shares outstanding......................     5,659,756       5,446,679

    Net income..................................    $1,550,000      $1,145,000

    Net income per common share.................         $ .27           $ .21

Diluted:
    Weighted average number of  common
        shares outstanding......................     5,659,756       5,446,679
    Weighted average number of common
       stock equivalents outstanding:
       Stock options............................       360,402         345,399

    Weighted average common
        and common equivalent shares
        outstanding.............................     6,020,158       5,792,078

    Net income..................................    $1,550,000      $1,145,000

    Net income per common share.................         $ .26           $ .20

