Form 10-Q
period 1998-06-30
LITCHFIELD FINANCIAL CORP /MA
filed 1998-08-13
CIK 882515

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1998

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

                                Yes X No


     As of August 12, 1998, there were 6,669,751 shares of common stock of Litchfield Financial Corporation outstanding.




                                    FORM 10-Q

                                    1

                    LITCHFIELD FINANCIAL CORPORATION
                                FORM 10-Q

                       QUARTER ENDED JUNE 30, 1998

                                  INDEX

                                                              PAGE
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements                                      3

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations            14


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                        20

     Item 2. Changes in Securities                                    20

     Item 3. Defaults Upon Senior Securities                          20

     Item 4. Submission of Matters to a Vote of Security Holders      20

     Item 5. Other Information                                        21

     Item 6. Exhibits and Reports on Form 8-K                         35


SIGNATURES                                                            36

                     PART I - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                    LITCHFIELD FINANCIAL CORPORATION
                       Consolidated Balance Sheets
           (In thousands, except share and per share amounts)

                                                   June 30,    December 31,
                                                    1998           1997
                                                  ---------        ----
                                                 (unaudited)
                                  ASSETS
Cash and cash equivalents......................   $  14,568    $ 19,295
Restricted cash................................      27,472      23,496
Loans held for sale, net of allowance for loan
losses of
   $942 in 1998 and $1,388 in 1997.............      13,546      16,366
Other loans, net of allowance for loan losses of
   $2,459 in 1998 and $2,044 in 1997...........     137,147      86,307
Retained interests in loan sales, net of             31,007      30,299
allowance for loan loses of
   $3,062 in 1998 and $2,445 in 1997...........
Other..........................................      12,941      11,027
                                                     ------      ------
      Total assets.............................    $233,681    $186,790
                                                   ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit.............................   $  22,601    $    177
   Term note payable...........................       3,717       5,210
   Accounts payable and accrued liabilities....       9,671       6,479
   Dealer/developer reserves...................      10,444      10,655
   Deferred income taxes.......................       8,178       6,851
                                                     ------      ------
                                                     54,611      29,372

   9.3% Notes..................................      20,000      20,000
   8.45% Notes due 2002........................      51,750      51,750
   8.875% Notes due 2003.......................      15,066      15,317
   10% Notes due 2004..........................      18,240      18,280
                                                     ------      ------
                                                     105,056     105,347

Stockholders' equity
   Preferred stock, $.01 par value; authorized
1,000,000 shares, none
      issued and outstanding...................         ---         ---
   Common stock, $.01 par value; authorized
12,000,000 shares,
      6,669,751 shares issued and outstanding in
1998 and 5,656,609
      shares issued and outstanding in 1997....          66          56
   Additional paid in capital..................      54,575      36,681
   Accumulated other comprehensive income......       1,251       1,071
   Retained earnings...........................      18,122      14,263
                                                     ------      ------
      Total stockholders' equity...............      74,014      52,071
                                                     ------      ------
      Total liabilities and stockholders' equity   $233,681    $186,790
                                                   ========    ========





 See accompanying notes to unaudited consolidated financial statements.


                    LITCHFIELD FINANCIAL CORPORATION
                    Consolidated Statements of Income
           (In thousands, except share and per share amounts)
                                Unaudited

                                                  Three Months Ended June 30,
                                                   1997            1998
Revenues:
   Interest and fees on loans...................     $6,055      $4,783
   Gain on sale loans..........................       3,452       2,563
   Servicing and other fee income...............        466         345
                                                      9,973       7,691

Expenses:
   Interest expense............................      3,695       2,648
   Salaries and employee benefits..............      1,147         833
   Other operating expenses....................        916         853
   Provision for loan losses...................        460         300
                                                     6,218       4,634

Income before income taxes....................       3,755       3,057
Provision for income taxes....................       1,446       1,177
Net income....................................      $2,309      $1,880


Earnings per common share:
   Basic......................................      $  .40      $  .34
   Diluted....................................      $  .38      $  .32

Weighted average number of shares:
   Basic......................................    5,754,018       5,560,167
   Diluted....................................    6,117,832       5,857,176


















 See accompanying notes to unaudited consolidated financial statements.



                    LITCHFIELD FINANCIAL CORPORATION

                    Consolidated Statements of Income
           (In thousands, except share and per share amounts)
                                Unaudited

                                                   Six Months Ended June 30,
                                                        1998        1997
Revenues:
   Interest and fees on loans...................      $11,288      $9,329
   Gain on sale of loans........................        5,679       4,067
   Servicing and other fee income...............          959         702
                                                       17,926      14,098

Expenses:
   Interest expense.............................        6,692       5,042
   Salaries and employee benefits...............        2,280       1,646
   Other operating expenses.....................        1,869       1,756
   Provision for loan losses....................          810         735
                                                       11,651       9,179

Income before income taxes......................        6,275       4,919
Provision for income taxes......................        2,416       1,894
Net income......................................       $3,859      $3,025


Earnings per common share:
   Basic........................................       $  .68      $  .55
   Diluted......................................       $  .64      $  .52

Weighted average number of shares:
   Basic........................................    5,706,887   5,503,736
   Diluted......................................    6,069,164   5,824,947

















 See accompanying notes to unaudited consolidated financial statements.






                    LITCHFIELD FINANCIAL CORPORATION
             Consolidated Statements of Comprehensive Income
                             (In thousands)
                                Unaudited






                                                  Three Months Ended June 30,
                                                     1998           1997

Net income.....................................     $2,309         $1,880
Other comprehensive income, net of tax:
 Net unrealized gain on retained interests in
 loan sales.....................................       204            288

Comprehensive income                                $2,513         $2,168







                                                   Six Months Ended June 30,
                                                        1998          1997
                                                       ------        ------

Net income.......................................      $3,859        $3,025
Other comprehensive income, net of tax:
   Net unrealized gain on retained interests in
   loan sales.....................................        180           523

Comprehensive income..............................     $4,039        $3,548











 See accompanying notes to unaudited consolidated financial statements.





                    LITCHFIELD FINANCIAL CORPORATION
             Consolidated Statement of Stockholders' Equity
                  (In thousands, except share amounts)
                                Unaudited













                                               Accumulated
                                    Additional   Other
                            Common   Paid In  Comprehensive Retained
                             Stock   Capital     Income     Earnings    Total

Balance, December 31, 1997.   $56     $36,681     $1,071    $14,263   $52,071

Issuance of 1,013,142
  shares of common stock...    10      17,855        ---        ---    17,865

Accumulated other
  comprehensive income.....    --         ---        180        ---       180

Tax benefit from
  stock options exercised..    --          39        ---        ---        39

Net income.................    --         ---        ---      3,859     3,859
                              ---         ---        ---      -----     -----
Balance, June 30, 1998.....   $66     $54,575    $1,251     $18,122   $74,014
                              ===     =======    ======     =======    =======















 See accompanying notes to unaudited consolidated financial statements.



                    LITCHFIELD FINANCIAL CORPORATION

                  Consolidated Statements of Cash Flows
                             (In thousands)
                                Unaudited

                                                    Six Months Ended June 30,
                                                        1998         1997
                                                        ----         ----
Cash flows from operating activities:
     Net income.....................................    3,859       $3,025
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Gain on sale of loans......................   (5,679)      (4,067)
         Amortization and depreciation..............      484          332
         Amortization of retained interests in loan
         sales......................................    2,905        2,061
         Provision for loan losses..................      810          735
         Deferred income taxes......................    1,327          955
         Net changes in operating assets and
         liabilities:
             Restricted cash........................   (3,976)      (2,441)
             Loans held for sale....................    3,879       (8,300)
             Retained interests in loan sales.......     (872)         470
             Dealer/developer reserves..............     (211)          (2)
             Net change in other assets and liabilities 1,723           753
                                                        -----         -----
    Net cash provided by (used in) operating activities 4,249       (6,479)
                                                        -----        ------

Cash flows from investing activities:
   Net originations, purchases and principal payments
   on other loans.................................... (73,114)     (27,379)
   Other loans sold..................................  25,159       15,325
   Collections on retained interests in loan sales...   1,866        2,534
   Capital expenditures and other assets.............  (1,157)        (447)
   Purchase of investmet.............................    (235)         ---
       Net cash used in investing activities          (47,481)      (9,967)

Cash flows from financing activities:
   Net borrowings (payments) on lines of credit.....   22,424       (2,012)
   Proceeds from issuance of 9.3% Notes.............      ---       20,000
   Retirement of long-term Notes....................     (291)        (613)
Payments on term note...............................   (1,493)      (1,032)
Net proceeds from issuance of common stock..........   17,865        1,607
Net cash provided by financing activities...........   38,505       17,950

Net (decrease) increase in cash and cash equivalents   (4,727)       1,504
Cash and cash equivalents, beginning of period......   19,295        5,557
Cash and cash equivalents, end of period............  $14,568      $ 7,061

Supplemental Schedule on Noncash Financing and
Investing Activities:
    Exchange of loans for retained interests in
    loan sales......................................  $   529      $   364
    Transfers from loans to real estate acquired
    through foreclosure.............................. $ 1,005      $   516

Supplemental Cash Flow Information:
    Interest paid                                       6,053        4,339
    Income taxes paid                                     239          937


 See accompanying notes to unaudited consolidated financial statements.

                                    FORM 10-Q

                    LITCHFIELD FINANCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               Unaudited

A. Basis of Presentation


     The accompanying unaudited consolidated interim financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1997.

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


B.  Gain on Sale of  Loans and Retained Interests in Loan Sales


     Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Newly created interests, which consist primarily of interest only strips and recourse obligations, are initially recorded at fair value. The previous carrying amount is allocated between the assets sold and any retained interests based on their relative fair values at the date of transfer. Retained interests in transferred assets consist primarily of subordinate portions of the principal balance of transferred assets and interest only strips.

     The Company estimates fair value using discounted cash flow analysis (using discount rates commensurate with the risks involved), because quoted market prices are not readily available. The Company's analysis incorporates assumptions that market participants would be expected to use in their estimates of future cash flows, including assumptions about return on investment, defaults and prepayment rates. The Company considers retained interests in loan sales, such as subordinated pass-through certificates and interest only strips, as available for sale.

     There is generally no servicing asset or liability because the Company estimates that the benefits of servicing are offset by the related costs associated with its servicing responsibilities.

      Since its inception, the Company has sold $417,081,000 of loans at face value ($348,198,000 through December 31, 1997). The principal amount remaining on the loans sold was $219,809,000 at June 30, 1998 and $179,790,000 at December 31, 1997. In connection with certain loan sales, the

                                    FORM 10-Q

                    LITCHFIELD FINANCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Company guarantees, through replacement or repayment, loans that default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

     The Company's exposure to loss on loans sold in the event of nonperformance by the consumer, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $10,570,000 at June 30, 1998 ($9,238,000 at December 31, 1997). Such amounts have not been discounted. The Company repurchased $26,000 and $119,000 of loans under the recourse provisions of loan sales during the three months ended June 30, 1998 and 1997. Loans purchased during the six months ended June 30, 1998 and 1997 were $144,000 and $454,000, respectively, and $740,000 during the year ended December 31, 1997. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of June 30, 1998, $25,830,000 of the Company's cash was restricted as credit enhancements in connection with certain securitization programs. To date, the Company has participated $8,568,000 of A&D and Other Loans without recourse to the Company ($6,936,000 through December 31, 1997).

     The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 46 and 50 states, respectively. The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company. At June 30, 1998, 16.6% of the Serviced Portfolio by collateral location was located in Texas (19.1% at December 31, 1997), and 18.9% and 16.3% of the Serviced Portfolio by borrower location was located in Florida and Texas (12.9% and 19.1% at December 31, 1997), respectively. No other state accounted for more than 11.0% of the total by either collateral or borrower location.


C. Allowance for loan losses and recourse obligations

The total allowance for loan losses consists of the following:
                                               June 30,    December 31,
                                                 1998          1997
  Allowance for losses on loans held for sale  $942,000     $1,388,000
  Allowance for losses on other loans........ 2,459,000      2,044,000
  Recourse obligation on retained interests
  in loan sales.............................. 3,062,000      2,445,000
                                             $6,463,000     $5,877,000



D.  Debt

     In January 1997, the Company amended a line of credit, secured by consumer receivables and other secured loans, to increase the line from $5,000,000 to $8,000,000. This line of credit matures in January 1999. There were no outstanding borrowings at June 30, 1998 or December 31, 1997.


     In March 1997, the Company entered into an additional $25,000,000 secured line of credit. The outstanding borrowings under this line of credit at June 30, 1998 were $5,738,000 and there were no outstanding borrowings at December 31, 1997. The facility is secured by loans to developers of vacation ownership interest resorts ("VOI resorts"), popularly known as timeshare resorts, for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

     In May 1997, the Company renewed and amended an additional secured line of credit to increase the line from $30,000,000 to $50,000,000 and extend the maturity to April 2000. The outstanding borrowings under this line of credit at June 30, 1998 were $6,427,000. There were no outstanding borrowings at December 31, 1997. This line of credit is secured by consumer receivables and other secured loans.

     In December 1997, the Company amended an additional line of credit to increase the line from $20,000,000 to $30,000,000. Outstanding borrowings under this line of credit at June 30, 1998, were $8,850,000. There were no outstanding borrowings at December 31, 1997. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

     In March 1998, the Company renewed an additional $3,000,000 line of credit, which is secured by consumer receivables and other secured loans. This line of credit matures in March 1999. There were no outstanding borrowings under this line of credit at June 30, 1998 and December 31, 1997.

     In March 1998, the Company amended the $1,500,000 construction mortgage, secured by certain assets of the Company, extending the maturity date to March 2009. Outstanding borrowings under this construction mortgage were $1,500,000 and $8,000 at June 30, 1998 and December 31, 1997, respectively.

     Interest rates on the above lines of credit range from the Eurodollar or LIBOR rates plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

     As of June 30, 1998 and December 31, 1997, the Company had no unsecured lines of credit.

     The Company has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In June 1998, the Company amended the facility to increase the facility to $150,000,000, subject to certain terms and conditions. The facility expires in June 2001.

     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of June 30, 1998 and December 31, 1997, the outstanding balance of the sold or pledged loans securing this facility was $124,447,000 and $108,625,000, respectively. Outstanding borrowings under the line of credit at June 30, 1998 and December 31, 1997 were $86,000 and $169,000, respectively. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

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

     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Capital Corporation 1996 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of June 30, 1998 and December 31, 1997, the outstanding aggregate balance of the loans sold under the facility was $12,267,000 and $12,517,000, respectively. There were no outstanding borrowings under the line of credit as of June 30, 1998 or December 31, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     The term note is payable monthly based on collections from the underlying collateral. The note is currently redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $3,717,000 and $5,210,000 at June 30, 1998 and December 31, 1997, respectively.

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

     Previously, the Company completed public debt offerings of $17,570,000 in May 1993 ("1993 Notes") and $18,400,000 in March 1995 ("1995 Notes"). The 1993
Notes and the 1995 Notes bear interest at 8 7/8% and 10%, respectively, and are due 2003 and 2004, respectively. The 1993 Notes and the 1995 Notes are unsecured obligations of the Company and each such issuance allows for a maximum annual redemption by noteholders of 5% of the original principal amount thereof. In June 1997, the noteholders redeemed, and the Company paid $613,000 of the 1993 Notes. In April of 1998, the noteholders redeemed, and the Company paid $40,000 of the 1995 Notes. In June of 1998, the noteholders redeemed, and the Company paid $251,000 of the 1993 Notes.


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

     The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest income or expense (the accrual accounting method.) The related amount receivable from or payable to the counterparty is included in other assets or other liabilities. The fair values of the swap agreements are not recognized in the financial statements. The Company intends to keep the contracts in effect until they mature in June 2000.

     In June, 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, which at June 30, 1998 was $4,057,000, when commercial paper rates exceed 8%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. This agreement expires in July 2003.

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


Overview

     Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets.

     The Company purchases consumer loans (the "Purchased Loans") consisting primarily of loans to purchasers of rural and vacation properties ("Land Loans") and vacation ownership interests popularly known as timeshare interests ("VOI Loans"). The Company also provides financing to rural land dealers, timeshare resort developers and other finance companies secured by receivables ("Hypothecation Loans") and to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A&D Loans"). In addition, the Company purchases other loans, such as consumer home equity loans and consumer construction loans, and provides financing to other businesses secured by receivables or other assets ("Other Loans").

     Land Loans are typically secured by one to twenty acre rural parcels. Land Loans are secured by property located in 35 states, predominantly in the southern United States. VOI Loans typically finance the purchase of ownership interests in fully furnished vacation properties. VOI Loans are secured by property located in 18 states, predominantly in California, Florida and Pennsylvania. The Company requires most dealers or developers from whom it buys loans to guarantee repayment or replacement of any loan in default. Ordinarily, the Company retains a percentage of the purchase price as a reserve until the loan is repaid.

     The Company extends Hypothecation Loans to land dealers, resort developers and other finance companies secured by receivables. Hypothecation Loans typically have advance rates of 75% to 90% of the current balance of the pledged receivables and variable interest rates based on the prime rate plus 2% to 4%.
     The Company also makes A&D Loans to land dealers and resort developers for the acquisition and development of rural land and timeshare resorts in order to finance additional receivables generated by the A&D Loans. At the time the Company makes A&D Loans, it typically receives an exclusive right to purchase or finance the related consumer receivables generated by the sale of the subdivided land or timeshare interests. A&D Loans typically have loan to value ratios of 60% to 80% and variable interest rates based on the prime rate plus 2% to 4%.

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

                                     Three Months   Six Months Ended
                                         Ended
                                       June 30,        June, 30
                                      1998    1997    1998    1997
                                     ------  ------   ----    ----
     Revenue
         Interest and fees on loans   60.7%   62.2%   63.0%    66.2%
         Gain on sale of loans....    34.6    33.3    31.7     28.8
         Servicing and other fee       4.7     4.5     5.3      5.0
                                      ----    ----    ----     ----
     income
                                      100.0   100.0   100.0    100.0
                                      -----   -----   -----    -----
     Expenses
         Interest expense.........    37.0    34.4    37.4     35.8
         Salaries and employee        11.5    10.9    12.7     11.7
     benefits.....................
         Other operating expenses.     9.2    11.1    10.4     12.4
         Provision for loan losses     4.6     3.9     4.5      5.2
                                      ----    ----    ----     ----
                                      62.3    60.3    65.0     65.1
                                      ----    ----    ----     ----

     Income before income taxes...    37.7    39.7    35.0     34.9
     Provision for income taxes...    14.5    15.3    13.5     13.4
                                      ----    ----    ----     ----
     Net income...................    23.2    24.4    21.5     21.5
                                      ====    ====    ====     ====

     Revenues increased 29.7% and 27.2% to $9,973,000 and $17,926,000 for the three and six months ended June 30, 1998, from $7,691,000 and $14,098,000 for the same periods in 1997. Net income for the three and six months ended June 30, 1998 increased 22.8% and 27.6% to $2,309,000 and $3,859,000 compared to
$1,880,000 and $3,025,000 for the same periods in 1997. Loan originations grew 100.2% and 95.7% to $95,585,000 and $163,078,000 for the three and six months ended June 30, 1998 from $47,249,000 and $83,311,000 for the same periods in 1997. The Serviced Portfolio increased 36.4% to $384,663,000 at June 30, 1998 from $281,965,000 at June 30, 1997.


     Interest and fees on loans increased 26.6% and 21.0% to $6,055,000 and $11,288,000 for the three and six months ended June 30, 1998 from $4,783,000 and $9,329,000 for the same periods in 1997, primarily as the result of the higher average balance of other loans during the 1998 period. The average rate earned on the Serviced Portfolio decreased to 12.2% at June 30, 1998 from 12.4% at June 30, 1997, primarily due to the effect of the growth in Hypothecation Loans as a percentage of the portfolio. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but Hypothecation Loan servicing costs and loan losses are generally less as well.

     Gain on the sale of loans increased 34.7% and 39.6% to $3,452,000 and $5,679,000 for the three and six months ended June 30, 1998 from $2,563,000 and $4,067,000 in the same periods in 1997. The volume of loans sold increased 83.5% and 74.4% to $50,380,000 and $68,882,000 for the three and six months ended June 30, 1998 from $27,458,000 and $39,501,000 during the corresponding periods in 1997 primarily due to the growth in originations. The percentage increase in the gain on sale of loans was less than the percentage increase in the volume of loans sold primarily due to the increase in Hypothecation Loans sold. Hypothecation Loan sales typically yield less than Land Loans or VOI Loans.

     Servicing and other fee income increased 35.1% and 36.6% to $466,000 and $959,000 for the three and six months ended June 30, 1998, from $345,000 and $702,000 for the same periods in 1997 mostly due to the increase in the other fee income including certain processing fees and a prepayment penalty from a Hypothecation Loan. Although loans serviced for others increased 58.4% to $219,809,000 as of June 30, 1998 from $138,771,000 at June 30, 1997, servicing income remained relatively constant due to an increase in Hypothecation Loans serviced for others and a decrease in the average servicing fee per loan.

     Interest expense increased 39.5% and 32.7% to $3,695,000 and $6,692,000 during the three and six months ended June 30, 1998 from $2,648,000 and $5,042,000 for the same periods in 1997. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by lower rates. During the three and six months ended June 30, 1998, borrowings averaged $158,531,000 and $139,503,000 at an average rate of 8.7% and 8.8%, respectively, as compared to $107,934,000 and $103,551,000 at an average rate of 9.0% and 9.1% during the same periods in 1997. Interest expense includes the amortization of deferred debt issuance costs.

     Salaries and employee benefits increased 37.7% and 38.5% to $1,147,000 and $2,280,000 for the three and six months ended June 30, 1998 from $833,000 and $1,646,000 for the same periods in 1997 because of an increase in the number of employees in 1998 and, to a lesser extent, an increase in salaries. Personnel costs as a percentage of revenues increased to 11.5% and 12.7% for the three and six months ended June 30, 1998 compared to 10.8% and 11.7% for the same periods in 1997. As a percentage of the Serviced Portfolio, personnel costs remained constant at 1.2% for both the three and six months ended June 30, 1998 and for the same periods in 1997.

     Other operating expenses increased 7.4% and 6.4% to $916,000 and $1,869,000 for the three and six months ended June 30, 1998 from $853,000 and $1,756,000 for the same periods in 1997. As a percentage of revenues, other operating expenses decreased to 9.2% and 10.4% for the three and six months ended June 30, 1998 compared to 11.1% and 12.4% for the corresponding periods in 1997. As a percentage of the Serviced Portfolio, other operating expenses decreased to 1.0% for both the three and six months ended June 30, 1998 from 1.2% and 1.3% for the same periods in 1997.

     During the three and six months ended June 30, 1998, the provision for loan losses increased 53.3% and 10.2% to $460,000 and $810,000 from $300,000 and
$735,000 for the same periods in 1997 primarily due to the growth of the Serviced Portfolio.


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

     Since its inception, the Company has sold $417,081,000 of loans at face value ($348,198,000 through December 31, 1997). The principal amount remaining on the loans sold was $219,809,000 at June 30, 1998 and $179,790,000 at December 31, 1997. In connection with certain loan sales, the Company commits to repurchase from investors any loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $10,570,000 of loans at June 30, 1998 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $26,000 and $144,000 as compared to $119,000 and $454,000 of such loans under the recourse provisions of loan sales during the three and six months ended June 30, 1998 and 1997, respectively. As of June 30, 1998, $25,830,000 of the Company's cash was restricted as credit enhancement for certain securitization programs. To date, the Company has participated $8,568,000 of A&D and Other Loans without recourse to the Company ($6,936,000 through December 31, 1997).

     The Company funds its loan purchases in part with borrowings under various lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. These lines of credit totaled $116,000,000 at June 30, 1998 and December 31, 1997. Outstanding borrowings on the lines of credit were $21,015,000 at June 30, 1998. Interest rates on these lines of credit range from the Eurodollar or LIBOR rate plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit. At June 30, 1998 and December 31, 1997, lines of credit also included outstanding borrowings of $1,500,000 and $8,000, respectively, on the $1,500,000 construction mortgage.

     The Company also finances its loan purchases with two revolving line of credit and sale facilities as part of asset backed commercial paper facilities with multi-seller commercial paper issuers. Such facilities totaled $175,000,000 at June 30, 1998 and $150,000,000 at December 31, 1997. As of June 30, 1998 and
December 31, 1997, the outstanding balances of loans sold or pledged under these facilities were $136,714,000 and $121,142,000, respectively. Outstanding borrowings under these lines of credit were $86,000 at June 30, 1998 and $169,000 at December 31, 1997. Interest is payable on these lines of credit based on certain commercial paper rates.

     In June 1998, the Company issued 1,000,000 shares of common stock at $19 per share. The net proceeds of the offering were $17,695,000 and were used to pay down certain lines of credit. In connection with the underwriters' option to purchase additional shares to cover over allotments, the Company issued an additional 166,500 shares in July 1998. Net proceeds of these shares totaled $2,990,000 and were also used to pay down certain lines of credit.

     The  Company  also  finances  its  liquidity  needs  with  long-term  debt.
Long-term  debt  totaled  $105,056,000  at June  30,  1998 and  $105,347,000  at
December 31, 1997.

     The Company also has a term note payable monthly based on the collection of the underlying collateral. The note is redeemable only with the approval of the noteholder. The note is collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $3,717,000 and $5,210,000 at June 30, 1998 and December 31, 1997, respectively.

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

     In June, 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, which at June 30, 1998 was $4,057,000, when commercial paper rates exceed 8%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. This agreement expires in July 2003.

     Historically, the Company has not required major capital expenditures to support its operations.


Credit Quality and Allowances for Loan Losses

     The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and estimated future losses on such assets. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio as of June 30, 1998, decreased to 1.10% from 1.20% at December 31, 1997. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. When the Company does not receive guarantees on loan portfolios purchased, it adjusts its purchase price to reflect anticipated losses and its required yield. This purchase adjustment is recorded as an increase in the allowance for loan losses and is used only for the respective portfolio. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $6,463,000 at June 30, 1998 compared to $5,877,000 at December 31, 1997. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at June 30, 1998 decreased to 1.68% from 1.93% at December 31, 1997 primarily as a result of the increase in Hypothecation Loans as a percentage of the Serviced Portfolio.

     As part of the Company's financing of Purchased Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Purchased Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,444,000 and $10,655,000 at June 30, 1998 and December 31, 1997,
respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


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

     However, there can be no assurance the Company's operations will not be affected by Year 2000 problems incurred by entities with which the Company conducts business such as servicers, vendors or other financial institutions.


Inflation

     Inflation has not had a significant effect on the Company's operating results to date.




















PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None

Item 2.  Changes in Securities

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None































Item 5.  Other Information
                    SUMMARY CONSOLIDATED FINANCIAL INFORMATION
                          (Dollars in thousands, except per share data)
                                                            Six Months Ended
                       Year Ended December 31,                   June 30,
Statement of Income
                     ---------------------------    --------------------------
Data (1):            1993   1994    1995    1996        1997     1997     1998
                     -----  -----   -----   ----       -----    -----    -----
Revenues:
  Interest and fees
  on loans......... $4,330 $5,669  $11,392 $14,789     $19,374  $9,329   $11,288
  Gain on sale of
  loans............. 4,550  4,847    5,161   7,331       8,564   4,067     5,679
  Servicing and
  other fee income..   501    459      908   1,576       1,753     702       959
                     ------ ------   ------ ------      ------   ------   ------

   Total revenues... 9,381 10,975  17,461   23,696      29,691   14,098   17,926
                      ----- ------  ------  ------      ------   ------   ------
Expenses:
 Interest expense... 2,717  3,158  6,138     7,197      10,675    5,042    6,692
  Salaries and
  employee benefits. 1,350  1,776  2,798     2,824       3,399    1,646    2,280
  Other operating
  expenses.......    1,017  1,164  2,120     3,147       3,480    1,756    1,869
  Provision for
  loan losses......    620    559    890     1,954       1,400      735      810
                     ------ ------  ------  ------      ------   ------   ------
    Total expenses.. 5,704  6,657 11,946    15,122      18,954    9,179   11,651
                     ----- ------ ------    ------      ------   ------   ------
Income before
income taxes and
  extraordinary item.3,677  4,318  5,515    8,574       10,737    4,919    6,275
Provision for
income taxes........ 1,426  1,619  2,066    3,301        4,134    1,894    2,416
                     ------ ------ ------  ------       ------   ------   ------
Income before
extraordinary item...2,251  2,699  3,449    5,273        6,603    3,025    3,859
Extraordinary item
(2)...................  --   (126)    --       --         (220)      --       --
                     ------ ------ ------  ------       -------  ------   ------
    Net income..... $2,251 $2,573 $3,449   $5,273       $6,383   $3,025   $3,859
                    ====== ====== ======   ======       ======   ======   ======
Basic per common share amounts:
 Income before
 extraordinary item..$ .55 $ .66  $  .80  $  .97        $  1.19  $  .52   $  .68
 Extraordinary item...  --  (.03)     --      --           (.04)     --       --
                       ---- ------- ------  ------      -------- ------   ------
  Net income per
share................$ .55 $ .63  $  .80  $  .97        $  1.15  $  .52   $  .68
                     ====== ====== ====== =======       ======== =======  ======
Basic weighted
 average number
  of shares
 outstanding.....4,065,688 4,116,684 4,315,469 5,441,636 5,572,465 5,840,526 5,706,887
Diluted per common
share amounts:
  Income before
  extraordinary item...$ .53 $ .63   $.76    $.93 $ 1.12 $  .52  $  .64

  Extraordinary item...   --  (.03)    --     --    (.04)    --      --
                        ---- ------- ------  ---- ------  ------  ------
  Net income per
  share..............  $ .53 $ .60   $.76    $.93 $ 1.08 $  .52  $  .64
                     ======= ======= ======= ==== ====== ======= =======

Diluted weighted
average number
  of shares
outstanding.....4,216,151 4,282,884 4,524,607 5,682,152 5,909,432 5,861,180 6,069,164
Cash dividends
 declared per
 common  share........$ .02 $  .03   $ .04   $ .05 $  .06 $  --   $   --


Other Statement of
Income Data:
Income before
 extraordinary item
 as a percentage
 of  revenues........ 24.0%  24.6%   19.8%   22.3%   22.3%    21.5%    21.5%

Ratio of EBITDA to
 interest   expense
 (3)...................2.81   3.31    2.44    2.90    2.17     2.88     2.13

Ratio of earnings
to fixed charges(4)....2.35   2.37    1.90    2.19    2.01     1.98     1.94

Return on average
assets (5).............5.0%   4.6%    3.7%    4.0%    3.8%     3.7%     3.6%

Return on average
equity (5)............17.0%  17.2%   16.6%   13.3%   14.1%    13.4%    13.8%

----------

(1) Certain amounts in the 1993 through 1996 financial information have been restated to conform to the 1997 and 1998 presentation. (2) Reflects loss on early extinguishment of a portion of the 1992 Notes (as defined herein), net of applicable tax benefit of $76,000, for 1994 and of the remainder of the 1992 Notes, net of applicable tax benefit of $138,000, for 1997. (3) The ratio of EBITDA to interest expense is required to be calculated for the twelve month period immediately preceding each calculation date, pursuant to the terms of the indentures to which the Company is subject. EBITDA is defined as earnings before deduction of taxes, depreciation, amortization, and interest expense (but after deduction for any extraordinary item). (4) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items and fixed charges. Fixed charges consist of interest charges and the amortization of debt expense. (5) The return on average assets and average equity for the six month periods are calculated on an annualized basis. Calculations are based on income before extraordinary item.


        SUMMARY CONSOLIDATED FINANCIAL INFORMATION - (Continued)
              (Dollars in thousands, except per share data)
                                     December 31,                                          June 30,
Balance Sheet Data(6):       1993         1994          1995         1996       1997         1998
                             ----         ----          ----         ----       ----         ----
Total assets..........     $54,444      $63,487      $112,459     $152,689    $186,790     $233,681
Loans held for sale(7)       5,931       11,094        14,380       12,260      16,366       13,546
Other loans (7).......      10,306       15,790        33,613       79,996      86,307      137,147
Retained interests in
loan sales (7)........      11,764       11,996        22,594       28,912      30,299       31,007
Secured debt..........          --        5,823         9,836       43,727       5,387       26,318
Unsecured debt........      32,302       29,896        47,401       46,995     105,347      105,056
Stockholders' equity..      14,722       16,610        37,396       42,448      52,071       74,014


                                       Six
                                     Months
                                      Ended
                               Year Ended, December 31,                                       June
                                                                                               30,
Other Financial Data:        1993         1994          1995          1996        1997        1998
                            ------       ------       -------       -------     -------       -----
Loans purchased and
originated (8)........     $42,410      $59,798      $121,046     $133,750   $ 184,660     $163,078
Loans sold (8)........      28,099       40,116        65,115       54,936      98,747       68,882
Loans participated (8)          --           --            --           --       6,936        1,631
Serviced Portfolio (9)      84,360      105,013       176,650      242,445     304,102      384,663
Loans serviced for
others................      59,720       72,731       111,117      129,619     179,790      219,809
Dealer/developer
reserves..............       4,926        6,575         9,644       10,628      10,655       10,444

Allowance for loan
losses (10)...........       1,064        1,264         3,715        4,528       5,877        6,463
Allowance ratio (11)..       1.26%        1.20%          2.10%        1.87%      1.93%         1.68%
Delinquency ratio (12)        .61%         .93%          1.73%        1.34%      1.20%         1.10%
Net charge-off ratio
(8)(13)...............        .69%         .38%           .67%         .94%       .74%          .56%
Non-performing asset
ratio (14)............       1.48%        1.02%          1.35%        1.57%      1.03%          .78%

----------

(6) In 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Consequently, certain amounts included in the 1993 through 1996 financial statements have been reclassified to conform with the 1997 and 1998 presentation: "Subordinated pass through certificates held to maturity," "Excess servicing asset" and "Allowance for loans sold" have been reclassified as "Retained interests in loan sales." In addition, "Loans held for investment" have been reclassified as "Other loans."
(7) Amount indicated is net of allowance for losses and recourse obligation on retained interests in loan sales.
(8) During the relevant period.
(9) The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company.
(10)The allowance for loan losses includes allowance for losses under the recourse provisions of loans sold. See Note C to financial statements.
(11)The allowance ratio is the allowances for loan losses divided by the amount of the Serviced Portfolio.
(12)The delinquency ratio is the amount of delinquent loans divided by the amount of the Serviced Portfolio. Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.
(13)The net charge-off ratio is determined by dividing the amount of net charge-offs for the period by the average Serviced Portfolio for the period. The June 30, 1998 amount is calculated on an annualized basis.
(14)The non-performing asset ratio is determined by dividing the sum of the amount of those loans which are 90 days or more past due and other real estate owned by the amount of the Serviced Portfolio.

                                BUSINESS


Overview


     Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets.

     The Company purchases consumer loans (the "Purchased Loans") consisting primarily of loans to purchasers of rural and vacation properties ("Land Loans") and vacation ownership interests popularly known as timeshare interests ("VOI Loans"). The Company also provides financing to rural land dealers, timeshare resort developers and other finance companies secured by receivables ("Hypothecation Loans") and to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A&D Loans"). In addition, the Company purchases other loans, such as consumer home equity loans and consumer construction loans, and provides financing to other businesses secured by receivables or other assets ("Other Loans").

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



Characteristics of the Serviced Portfolio, Loan Purchases and
Originations


    The  following  table  shows the  growth in the  diversity  of the  Serviced
Portfolio  from  primarily   Purchased  Loans  to  a  mix  of  Purchased  Loans,
Hypothecation Loans, A&D Loans and Other Loans:

                                    December 31,                  June
                                                                   30,
                         1993    1994    1995   1996    1997      1998
                        ------  ------  ------ ------  ------    -----
Purchased Loans..........89.0%   85.3%   81.6%  67.1%   56.6%    46.8%
Hypothecation Loans.......5.0     9.0    12.5   20.7    26.9     29.8
A&D Loans.................4.3     3.3     3.1    8.7    13.7     12.6
Other Loans...............1.7     2.4     2.8    3.5     2.8     10.8
                          ---   -----   -----  -----   -----      ----
          Total.........100.0%  100.0%  100.0% 100.0%  100.0%   100.0%
                        =====   =====   =====  =====   =====    =====




     The following table shows the growth in the diversity of the Company's originations from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A&D Loans and Other Loans:

                                                         Six Months
                             Year Ended December 31,         Ended
                                                           June 30,
                      1993   1994   1995   1996   1997    1997    1998
                      ----   ----   ----   ----   ----    ----    ----
Purchased Loans.....  77.8%  67.6%  71.4%  49.9%  30.3%   39.2%   19.8%
Hypothecation Loans.  11.8   22.2   20.9   29.6   37.1    35.8    40.7
A&D Loans...........   7.1    6.0    3.1   14.4   24.0    17.6    13.2
Other Loans.........   3.3    4.2    4.6    6.1    8.6     7.4    26.3
                     -----  -----  -----  -----  -----    ----    ----
Total..............  100.0% 100.0% 100.0% 100.0% 100.0%  100.0%  100.0%
                     =====  =====  =====  =====  =====   =====   =====


   (1) Purchased Loans

    The Company provides indirect financing to consumers through a large number of experienced land dealers and resort developers from which it regularly purchases land loans and VOI loans. The dealers and resort developers make loans to consumers generally using the Company's standard forms and subject to the Company's underwriting criteria. The Company then purchases such loans from the land dealers and resort developers on an individually approved basis in accordance with its credit guidelines.

    Each land dealer and resort developer from whom the Company purchases loans is interviewed by the Company and approved by its credit committee. Management evaluates each land dealer's and resort developer's experience, financial statements and credit references and inspects a substantial portion of the land dealer's and resort developer's inventory of land and VOIs prior to approval of loan purchases.

    In order to enhance the creditworthiness of loans purchased from land dealers and resort developers, the Company typically requires land dealers and resort developers to guarantee payment of the loans and typically retains a portion of the amount payable by the Company to each land dealer and resort developer on purchase of the loan. The retained portion, or reserve, is released to the land dealer or resort developer as the related loan is repaid.

    Prior to purchasing land loans or VOI loans, the Company evaluates the credit and payment history of each borrower in accordance with it's underwriting guidelines, performs borrower interviews on a sample of loans, reviews the documentation supporting the loans for completeness and obtains an appropriate opinion from local legal counsel. The Company purchases only those loans which meet its credit standards.

    The Company also purchases portfolios of seasoned loans primarily from land dealers and resort developers. The land dealers or resort developers typically guarantee the loans sold and the Company typically withholds a reserve as described above. Management believes that the portfolio acquisition program is attractive to land dealers and resort developers because it provides them with liquidity to purchase additional inventory. The Company also purchases portfolios of seasoned loans from financial institutions and others. Sellers generally do not guarantee such loans, but the Company sets aside a portion of the purchase discount as an allowance for future loan losses.

    In evaluating such seasoned portfolios, the Company conducts its normal review of the borrower's documentation, payment history and underlying collateral. However, the Company may not always be able to reject individual loans.

    The Company's portfolio of Purchased Loans is secured by property located in 38 states.

                                     Principal Amount of Loans
                                    December 31,               June 30,
                         1993    1994   1995    1996    1997    1998
                         ----    ----   ----    ----    ----    ----
   Southwest..............18%     19%    16%     26%      30%     31%
   South..................33      37     31      31       31      30
   West....................2       3     20      20       17      19
   Mid-Atlantic...........17      16     16      10       10       9
   Northeast..............30      25     17      13       12      11
                          --      --     --      --      ---     ---
        Total............100%.   100%   100%    100%     100%    100%
                         ===     ===    ===     ===      ===     ===


      a. Land Loans

    Dealers from whom the Company purchases Land Loans are typically closely-held firms with annual revenues of less than $3.0 million. Dealers generally purchase large rural tracts (generally 100 or more acres) from farmers or other owners and subdivide the property into one to twenty acre parcels for resale to consumers. Generally the subdivided property is not developed significantly beyond the provision of graded access roads. In recreational areas, sales are made primarily to urban consumers who wish to use the property for a vacation or retirement home or for recreational purposes such as fishing, hunting or camping. In other rural areas, sales are more commonly made to persons who will locate a manufactured home on the parcel. The aggregate principal amount of Land Loans purchased from individual dealers during the six months ended June 30, 1998 varied significantly from a low of approximately $6,300 to a high of approximately $4.7 million. As of June 30, 1998 and December 31, 1997, the five largest dealers accounted for approximately 20.7% and 18.4%, respectively, of the principal amount of the Land Loans in the Serviced Portfolio. No single dealer accounted for more than 5.2% and 5.0% at June 30, 1998 and at December 31, 1997.

    As of June 30, 1998 and December 31, 1997, 40.7% and 47.0%, respectively, of the Serviced Portfolio consisted of Land Loans. The average principal balance of such Land Loans was approximately $12,800 and $13,000, respectively, at June 30, 1998 and December 31, 1997. The following table sets forth as of June 30, 1998 the distribution of Land Loans in the Company's Serviced Portfolio:

                                     Percentage
Principal Balance                       of                 Percentage of
                           Principal  Principal  Number of    Number of
                             Amount    Amount      Loans         Loans
Less than $10,000....... $29,704,000    19.0%      5,766         47.3%
10,000-$19,999..........  60,745,000    38.8       4,256         35.0
20,000 and greater......  66,058,000    42.2       2,157         17.7
                          ----------   -----       -----        -----
     Total..............$156,507,000   100.0%     12,179        100.0%

      As of June 30, 1998 and December 31, 1997, the weighted average interest rate of the Land Loans included in the Company's Serviced Portfolio was 12.0% and 12.1%, respectively. The weighted average remaining maturity was 11.9 and 12.1 years, respectively, at June 30, 1998 and December 31, 1997. The following table sets forth as of June 30, 1998 the distribution of interest rates payable on the Land Loans:

                                                          Percentage of
                                          Principal          Principal
Interest Rate                              Amount              Amount
Less than 12.0%..........................$56,444,000             36.0%
12.0%-13.9%.............................. 74,128,000             47.4
14.0% and greater........................ 25,935,000             16.6
                                         ----------             -----
     Total............................. $156,507,000            100.0%
                                        ============            =====


    As of June 30, 1998 and December 31, 1997, the Company's Land Loan borrowers resided in 50 states, the District of Columbia and four and two territories or foreign countries.


      b. VOI Loans

    The Company purchases VOI Loans from various resort developers. The Company generally targets small to medium size resorts with completed amenities and established property owners associations. These resorts participate in programs that permit purchasers of VOIs to exchange their timeshare intervals for timeshare intervals in other resorts around the world. During the six months ended June 30, 1998, the Company acquired approximately $1,312,000 of VOI Loans. As of June 30, 1998 and December 31, 1997, the five largest developers accounted for approximately 36.8% and 36.6%, respectively, of the principal amount of the VOI Loans in the Serviced Portfolio. No single developer accounted for more than 9.0% at June 30, 1998 or at December 31, 1997.

    As of June 30, 1998 and December 31, 1997, 6.1% and 9.6%, respectively, of the Serviced Portfolio consisted of VOI Loans. The average principal balance of such VOI Loans was approximately $3,500 and $3,600, respectively. The following table sets forth as of June 30, 1998 the distribution of VOI Loans:

                                     Percentage of              Percentage of
Principal Balance         Principal    Principal    Number of     Number of
                          Amount         Amount       Loans         Loans
Less than $4,000...... $8,729,000        37.2%        4,186         62.7%
$4,000-$5,999.........  7,724,000        32.9         1,562         23.4
$6,000 and greater....  7,009,000        29.9           926         13.9
                         ---------      -----          ----         ----
     Total............$23,462,000       100.0%        6,674        100.0%
                      ===========       =====         =====        =====





    As of June 30, 1998 and December 31, 1997, the weighted average interest rate of the VOI Loans included in the Company's Serviced Portfolio was 14.6% and the weighted average remaining maturity was 3.7 years. The following table sets forth as of June 30, 1998 the distribution of interest rates payable on the VOI
Loans:

                                                   Percentage of
                                       Principal     Principal
Interest Rate                           Amount        Amount
-------------                           ------      ----------
Less than 14.0%.................... $ 9,941,000        42.4%
14.0%-15.9%.......................... 5,886,000        25.1
16.0% and greater.....................7,635,000        32.5
                                      ---------        -----
     Total......................... $23,462,000       100.0%
                                    ===========        =====

      As of June 30, 1998 and December 31, 1997, the Company's VOI borrowers resided in 50 states, the District of Columbia and four territories or foreign countries.


   (2) Hypothecation Loans

    The Company extends Hypothecation Loans to land dealers and resort developers and other businesses secured by receivables. The Company has recently expanded its marketing of Hypothecation Loans to include loans to other finance companies secured by other types of collateral. These loans may be larger than the Company's average Hypothecation Loans and may provide the Company with an option to take an equity position in the borrower. During the six months ended June 30, 1998, the Company extended or acquired approximately $66.4 million of Hypothecation Loans, of which $9.6 million, or 14.5%, were secured by Land Loans, $33.2 million, or 50.0%, were secured by VOI Loans and $23.6 million, or 35.5%, were secured by other types of collateral such as tax lien certificates, accounts receivable and mortgages.

    The Company typically extends Hypothecation Loans based on advance rates of 75% to 90% of the eligible receivables which serve as collateral. The Company's Hypothecation Loans are typically made at variable rates based on the prime rate of interest plus 2% to 4%. As of June 30, 1998 and December 31, 1997, the Company had $114.6 million and $81.9 million of Hypothecation Loans outstanding, none of which were 30 days or more past due. During the three months ended March 31, 1998, the Company acquired a $17.0 million participation interest in an Hypothecation Loan from another financial institution. As planned, in May of 1998, the Company purchased the underlying receivables, which the Company has reclassified as Other Loans. The proceeds of the receivables purchased were applied to pay off the Company's participation interest. At June 30, 1998, Hypothecation Loans ranged in size from $6,000 to $19.0 million with an average principal balance of $1,381,000. At December 31, 1997, Hypothecation Loans ranged in size from $7,800 to $8.7 million with an average balance of $1,204,000. The five largest Hypothecation Loans represented 11.7% and 10.7% of the Serviced Portfolio at June 30, 1998 and December 31, 1997, respectively.


  (3) A&D Loans

    The Company also makes A&D Loans to dealers and developers for the acquisition and development of rural and timeshare resorts in order to finance additional receivables generated by the A&D Loans. During the six months ended June 30, 1998, the Company made $21.4 million of A&D Loans to land dealers and resort developers, of which $9.1 million, or 42.6%, were secured by land, $12.3 million, or 56.3%, were secured by resorts under development.

    The Company generally makes A&D Loans to land dealers and resort developers based on loan to value ratios of 60% to 80% at variable rates based on the prime rate plus 2% to 4%. As of June 30, 1998 and December 31, 1997, the Company had $48.6 million and $41.7 million, respectively, of A&D Loans outstanding, none of which were 30 days or more past due. At June 30, 1998 and December 31, 1997, A&D Loans were secured by timeshare resort developments and rural land subdivisions in 21 states and one foreign territory and 18 states and one foreign territory, respectively. A&D Loans ranged in size from $1,700 to $8.4 million with an average principal balance of $559,000 at June 30, 1998. A&D Loans ranged in size from $7,800 to $7.3 million with an average principal balance of $622,000 at December 31, 1997. The five largest A&D Loans represented 5.2% and 6.1%, of the Serviced Portfolio at June 30, 1998 and December 31, 1997, respectively.

  (4) Other Loans

    At June 30, 1998, Other Loans consisted primarily of consumer home equity loans, consumer construction loans, builder construction loans and other secured commercial loans. Historically, the Company has made or acquired certain other secured and unsecured loans to identify additional lending opportunities or lines of business for possible future expansion as it did with VOI Loans and Hypothecation Loans. In May of 1998, the Company purchased 232 builder construction loans totalling $32.7 million, a portion of which had previously been collateral for the Hypothecation Loan in which the Company owned a participation interest. At June 30, 1998, the Company had 221 of the builder construction loans totalling $32.7 million. The Company had $41.4 million and $8.5 million of Other Loans, 0.75% and 1.97% of which were 90 days or more past due at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998, Other Loans ranged in size from less than $500 to $821,500 with an average principal balance of $55,900. At December 31, 1997, Other Loans ranged in size from less than $500 to $151,000 with an average principal balance of $13,800. The five largest Other Loans represent 0.2% of the Serviced Portfolio at June 30, 1998 and December 31, 1997.

Loan Underwriting

    The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its Serviced Portfolio. The loan underwriting process includes reviewing each borrower's credit history. In addition, the Company's underwriting staff routinely conducts telephone interviews with a sample of borrowers. The primary focus of the Company's underwriting is to assess the likelihood that the borrower will repay the loan as agreed by examining the borrower's credit history through credit reporting bureaus.

    The Company's loan policy is to purchase Land and VOI Loans from $3,000 to $50,000. On a case by case basis, the Company will also consider purchasing such loans in excess of $50,000. As of June 30, 1998, the Company had 160 Land Loans exceeding $50,000 representing 1.3% of the number of such loans in the Serviced Portfolio, for a total of $11.5 million. There were no VOI Loans exceeding $50,000 as of June 30, 1998. The Company will originate Hypothecation Loans up to $15 million and A&D Loans up to $10 million. From time to time, the Company may have an opportunity to originate larger Hypothecation Loans or A&D Loans in which case the Company would seek to participate such loans with other financial institutions. Construction Loans greater than $200,000 and any other loans greater than $100,000 must be approved by the Credit Committee which is comprised of the Chief Executive Officer, Executive Vice President, Chief Financial Officer and two Senior Vice Presidents.

Collections and Delinquencies

    Management believes that the relatively low delinquency rate for the Serviced Portfolio is attributable primarily to the application of its underwriting criteria, as well as to dealer guarantees and reserves withheld from dealers and developers. No assurance can be given that these delinquency rates can be maintained in the future.

    Collection efforts are managed and delinquency information is analyzed at the Company's headquarters. Unless circumstances otherwise dictate, collection efforts are generally made by mail and telephone. Collection efforts begin when an account is four days past due, at which time the Company sends out a late notice. When an account is sixteen days past due the Company attempts to contact the borrower to determine the reason for the delinquency and to attempt to cause the account to become current. If the status of the account continues to deteriorate, an analysis of that delinquency is undertaken by the collection supervisor to determine the appropriate action. When the loan is 90 days past due in accordance with its original terms and it is determined that the amounts cannot be collected from the dealer or developer guarantees or reserves, the loan is generally placed on a nonaccrual status and the collection supervisor determines the action to be taken. The determination of how to work out a delinquent loan is based upon many factors, including the borrower's payment history and the reason for the current inability to make timely payments. The Company has not restructured a material number of problem loans. When a guaranteed loan becomes 60 days (90 days in some cases) past due, in addition to the Company's collection procedures, the Company generally obtains the assistance of the dealer or developer in collecting the loan.

    The Company extends a limited number of its loans for reasons the Company considers acceptable such as temporary loss of employment or serious illness. In order to qualify for a one to three month extension, the customer must make three timely payments without any intervention from the Company. For extensions of four to six months, the customer must make four to six timely payments, respectively, without any intervention from the Company. The Company will not extend a loan more than two times for an aggregate six months over the life of the loan. The Company has extended approximately 1.1% of its loans through June 30, 1998. The Company does not generally modify any other loan terms such as interest rates or payment amounts.

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






    Serviced Portfolio


    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees for the Serviced Portfolio:

                                                                                    Six Months
                                                                                       Ended
                                       Year Ended December 31,                        June 30,
                  1993          1994          1995          1996          1997          1998
                  ----          ----          ----          ----          ----          ----
Serviced
Portfolio......$84,360,000  $105,013,000  $176,650,000  $242,445,000  $304,102,000  $384,663,000

Delinquent
loans(1).......    511,000       981,000     3,062,000     3,255,000     3,642,000     4,251,000
Delinquency
as a Percentage
of Serviced
Portfolio......       .61%          .93%          1.73%         1.34%        1.20%          .10%
----------

(1)Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.



Land Loans


    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees for Land Loans in the Serviced
Portfolio:

                                                                                       Six
                                                                                     Months
                                                                                     Ended
                                     Year Ended December 31,                        June 30,
                   1993         1994         1995         1996          1997          1998
Land Loans in
  Serviced
Portfolio......$77,258,000  $90,502,000  $97,266,000  $119,370,000  $142,828,000  $156,507,000
Delinquent Land
  Loans(1).....    511,000      981,000    1,059,000     1,920,000     2,453,000     2,893,000
Delinquency as a
  Percentage of
  Land Loans in
  Serviced
Portfolio......       .66%        1.08%        1.09%         1.61%          1.72%        1.85%
----------

(1)Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.










VOI Loans

    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees for VOI Loans in the Serviced
Portfolio:

                                                                                 Six Months
                                                                                   Ended
                                    Year Ended December 31,                       June 30,
                   1993         1994       1995         1996        1997           1998
                 -------       ------     -------       ----        ----          -------
VOI Loans in
Serviced
Portfolio....   $1,434,000  $2,851,000  $46,700,000  $43,284,000  $29,232,000  $23,462,000

Delinquent VOI
  Loans(1).....        --          --     1,958,000    1,316,000      739,000      552,000
Delinquency as a
  percentage of
VOI Loans in
Serviced
  Portfolio....       --           --          4.19%        3.04%        2.53%        2.35%
----------

(1)Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

   Hypothecation, A&D and Other Loans

    The Company did not have any delinquent Hypothecation Loans or A&D Loans for the years ended December 31, 1993 through December 31, 1997 or for the six months ended June 30, 1998. The Company did not have significant amounts of delinquent Other Loans for the years ended December 31, 1993 through December 31, 1996. At December 31, 1997, there were $8.5 million of Other Loans of which $450,000 or 5.3% were 30 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned. At June 30, 1998, there were $41.4 million of Other Loans of which
$806,000 or 2.0% were 30 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

Allowance for Loan Losses, Net Charge-offs and Dealer Reserves

    The following is an analysis of the total allowances for all loan losses:

                                                                                      Six
                                                                                     Months
                                                                                      Ended
                                      Year Ended December 31,                        June 30,
                        1993       1994         1995        1996         1997          1998
Allowance,
beginning of
  year.............$  498,000  $1,064,000   $1,264,000   $3,715,000   $4,528,000   $5,877,000
Provision for
loan losses........   620,000     559,000      890,000    1,954,000    1,400,000      810,000
Net charge-offs of
  uncollectible
accounts...........  (493,000)   (359,000)    (946,000)   (1,965,000) (2,010,000)    (968,000)
Allocation of
purchase
  adjustment(1)....   439,000          --    2,507,000       824,000    1,959,000     744,000
Allowance, end of
year...............$1,064,000  $1,264,000   $3,715,000    $4,528,000   $5,877,000  $6,463,000
----------

(1)Represents allocation of purchase adjustment related to purchase of certain nonguaranteed loans.

    The following is an analysis of net charge-offs by major loan and collateral types experienced by the Company:

                                                                              Six
                                                                             Months
                                                                             Ended
                                       Year Ended December 31,              June 30,
                           1993     1994      1995       1996       1997       1998
                         ------    -----     -----      -----      -----      -----
Land Loans............. $493,000  $359,000  $546,000   $669,000   $986,000  $525,000
VOI Loans..............      --       --      45,000  1,284,000    939,000   266,000
Hypothecation Loans....      --       --        --        --        --         --
A&D Loans..............      --       --     352,000     (8,000)    (2,000)    --
Other Loans............      --       --       3,000     20,000     87,000   178,000
Total net charge-offs.. $493,000  $359,000  $946,000 $1,965,000 $2,010,000  $969,000
Net charge-offs as a
percentage
  of the average
Serviced Portfolio.....     .69%      .38%      .67%       .94%       .74%      .56%

    As part of the Company's financing of Land Loans and VOI Loans, the Company enters into arrangements with most land dealers and resort developers whereby the Company establishes reserves to protect the Company from potential losses associated with such loans. The Company retains a portion of the amount payable to a dealer when purchasing a Land Loan or a VOI Loan and uses the amount retained to absorb loan losses. The Company negotiates the amount of the reserves with the land dealers and resort developers based upon various criteria, two of which are the financial strength of the land dealer or resort developer and the credit risk associated with the loans being purchased. Dealer reserves for Land Loans were $6,420,000, $7,555,000 and $8,321,000 at December 31, 1995, 1996 and 1997, respectively, and $8,488,000 at June 30, 1998.
Developer reserves for VOI Loans amounted to $3,224,000, $3,072,000 and $2,299,000 at December 31, 1995, 1996 and 1997, respectively, and $1,931,000 at
June 30, 1998. Most dealers and developers provide personal and, when relevant, corporate guarantees to further protect the Company from loss.


Loan Servicing and Sales

    The Company retains the right to service all the loans it purchases or originates. Servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the loans, accounting for principal and interest, contacting delinquent borrowers and supervising foreclosure and bankruptcies in the event of unremedied defaults. Substantially all servicing results from the origination and purchase of loans by the Company, and the
Company has not historically purchased loan servicing rights except in connection with the purchase of loans. Servicing rates generally approximate .5% to 2% of the principal balance of a loan.

    Historically, the Company subcontracted the servicing of its loans to an unaffiliated third party. In July 1998, the Company resumed certain customer service and collection functions. the unaffiliated third party will continue to provide certain data processing and payment processing functions. The Company retains responsibility for servicing all loans as a master servicer.

    In 1990, the Company began privately placing issues of pass-through certificates evidencing an undivided beneficial ownership interest in pools of mortgage loans which have been transferred to trusts. The principal and part of the interest payments on the loans transferred to the trust are collected by the Company, as the servicer of the loan pool, remitted to the trust for the benefit of the investors, and then distributed by the trust to the investors in the pass-through certificates.

    As of June 30,1998, the Company had sold or securitized a total of approximately $417.1 million in loans. In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral. If borrowers default in the payment of principal or interest on the loans underlying these issues of pass-through certificates, losses would be absorbed first by the subordinated portion or cash collateral account retained by the Company and might, therefore, have to be charged against the allowance for loan losses to the extent dealer guarantees and reserves are not available.

    The Company also has a $150.0 million revolving line of credit and sale facility for its land loans as part of an asset backed commercial paper facility with a multi-seller commercial paper conduit. The facility expires in June 2001. As of June 30, 1998, the outstanding balance of the sold or pledged loans securing this facility was $124.4 million. The Company has an additional revolving line of credit and sale facility of $25.0 million with another multi-seller commercial paper conduit. The facility expires in March 2000. As of June 30, 1998, the outstanding aggregate balance of the sold loans under the facility was $12.3 million.

Marketing and Advertising

    The Company markets its program to rural land dealers and resort developers through brokers, referrals, dealer and developer solicitation, and targeted direct mail. The Company employs three marketing executives based in Lakewood, Colorado, six marketing executives based in Williamstown, Massachusetts and 2 marketing executives based in Hoover, AL. In the last 5 years the Company has closed loans with over 300 different dealers and developers.

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

Regulation

    The Company is licensed as a lender, mortgage banker or mortgage broker in 21 of the states in which it operates, and in those states its operations are subject to supervision by state authorities (typically state banking or consumer credit authorities). Expansion into other states may be dependent upon a finding of financial responsibility, character and fitness of the Company and various other matters. The Company is generally subject to state regulations, examination and reporting requirements, and licenses are revocable for cause. The Company is subject to state usury laws in all of the states in which it operates.

    The consumer loans purchased or financed by the Company are subject to the Truth-in-Lending Act. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. Failure to comply with the requirements of the Truth-in-Lending Act may give rise to a limited right of rescission on the part of the borrower. The Company believes that its purchase or financing activities are in substantial compliance in all material respects with the Truth-in-Lending Act.

    Origination of the loans also requires compliance with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the interest rate charged increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with a name and address of the reporting agency.

Competition

    The finance business is highly competitive, with competition occurring primarily on the basis of customer service and the term and interest rate of the loans. Traditional competitors in the finance business include commercial banks, credit unions, thrift institutions, industrial banks and other finance companies, many of which have considerably greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will not face increased competition from existing or new financial institutions or finance companies. In addition, the Company may enter new lines of business that may be highly competitive and may have competitors with greater financial resources than the Company.

    The Company believes that it competes on the basis of providing competitive rates and prompt, efficient and complete service, and by emphasizing customer service on a timely basis to attract borrowers whose needs are not met by traditional financial institutions.

Employees

    As of June 30, 1998, the Company had 95 full-time equivalent employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Facilities

    The Company owns a leasehold interest in approximately 26,000 square feet of office space in Williamstown, Massachusetts, which is used as the Company's headquarters. The initial ten year lease term expires in May 2007 and is renewable at the Company's option for two additional ten year periods. The initial land lease provides for an annual rental of $20,000. The Company also occupies an aggregate of approximately 5,100 square feet of office space in Lakewood, Colorado, pursuant to a lease expiring in January 2001, with an option to renew until 2004, providing for an annual rental of approximately $56,000, including utilities and exterior maintenance expenses. A subsidiary of the Company occupies an aggregate of approximately 6,100 square feet of office space in Hoover, Alabama, pursuant to a lease expiring in December 1999, providing for an annual rental of approximately $60,000.


Item 6.   Exhibits

        The following exhibits are filed herewith:

               10.172   Indenture  of  Trust  dated  as of June 1,  1998,
                     between Litchfield Hypothecation Corp. 1998-A and The Chase Manhattan Bank.

               10.173   Servicing  agreement  dated  as of June  1,  1998
                     among the Company, Litchfield Hypothecation Corp. 1998-A and The Chase Manhattan Bank.

               10.174   Indenture  of  Trust  dated  as of June 1,  1998,
                     between Litchfield Hypothecation Corp. 1998-B and The Chase Manhattan Bank.

10.175         Servicing  agreement  dated as of June 1,  1998  among the
                     Company, Litchfield Hypothecation Corp. 1998-B and the Chase Manhattan Bank.

10.176         Amendment No. 5 to  Receivable  Purchase  Agreement  dated
                     September 29, 1995, dated as of May 27, 1998 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.

10.177         Amendment   No.  5  to   Receivable   Loan  and   Security
                     Agreement  dated  September  29,  1995,  dated as of
                     May 27, 1998 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.

                11.1 Statement re: computation of earnings per share

                27.1 Financial Data Schedule

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITCHFIELD FINANCIAL CORPORATION




DATE:  August 12, 1998                 /s/ Richard A. Stratton
                                       -----------------------

                                  RICHARD A. STRATTON
                                  Chief Executive Officer,
                                  President and Director





DATE:  August 12, 1998                 /s/ Ronald E. Rabidou
                                       ---------------------

                                  RONALD E. RABIDOU
                                  Chief Financial Officer

                                 Exhibit 10.172


INDENTURE OF TRUST (herein, as amended or supplemented from time to time as permitted hereby, the "Indenture"), dated as of June 1, 1998, by and between LITCHFIELD HYPOTHECATION CORP. 1998-A, a corporation organized under the laws of the State of Delaware (the "Issuer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (together with its permitted successors in the trusts hereunder, the "Trustee").


                        W I T N E S S E T H:


           WHEREAS, the Issuer proposes to issue from time to time its Hypothecation Loan Collateralized Notes in an aggregate outstanding principal amount not to exceed $30,000,000 (collectively, the "Notes") pursuant to this Indenture and to deliver the net proceeds of the sale thereof to the Originator (as such term and such other capitalized terms used herein and not otherwise defined are defined in Article I hereof) in consideration of the purchase of the Loans by the Issuer from the Originator;

           WHEREAS, Litchfield Financial Corporation, a Massachusetts corporation, in its capacity as servicer (the "Master Servicer") pursuant to a Servicing Agreement, dated as of June 1, 1998 (herein, as amended or supplemented from time to time as permitted thereby, the "Servicing Agreement"), by and among the Issuer, the Master Servicer, and the Trustee, will service the Loans;

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


                              ARTICLE 1

                     DEFINITIONS AND ASSUMPTIONS

      SECTION 1.1 Definitions. For all purposes of this Indenture, except as otherwise expressly provided herein or unless the context otherwise requires, capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in Appendix A hereto which is incorporated by reference herein. All other capitalized terms used herein shall have the meanings specified herein.

      SECTION 1.2 Construction. In this Indenture, unless the context otherwise requires:

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

                              ARTICLE 2

                              THE NOTES

      SECTION 2.1 Authorization of Notes; Notes to Constitute Full Recourse Obligations.

           (a) The Notes issuable hereunder shall be issued as registered Notes, without coupons, in one or more series as from time to time shall be authorized by the Issuer. The Notes of all series shall be known and entitled generally as the "Litchfield Hypothecation Corp. 1998-A Hypothecation Loan Collateralized Notes." The Notes of each series shall have such further particular designation as the Issuer may adopt for each series, and each Note issued hereunder shall bear upon the face thereof the designation so adopted for the series to which it belongs;

           (b) The Trustee is hereby authorized and directed to authenticate and deliver a series of Notes of the Issuer which shall be designated as "Litchfield Hypothecation Corp. 1998-A Hypothecation Loan Collateralized Notes, Series A" (the "Series A Notes"). The Trustee is hereby authorized to authenticate and deliver to the Purchaser on the Closing Date Series A Notes in the initial principal amount of $10,027,636.73.

           (c) The Trustee is hereby authorized to authenticate and deliver a series of Notes of the Issuer which shall be designated from time to time as "Litchfield Hypothecation Corp. 1998-A Hypothecation Loan Collateralized Notes, Series B Variable Funding Notes (the "Variable Funding Notes") at any time and from time to time on or after the Closing Date, the Trustee is hereby authorized upon the direction of the Issuer to authenticate and deliver Variable Funding Notes in any principal amount in excess of $25,000; provided, however, that no authorization and delivery of Variable Funding Notes shall be authorized if, after giving effect to the principal amount of Variable Funding Notes to be issued, the aggregate principal amount of all Notes outstanding would exceed the Note Limit. The Variable Funding Notes shall be revolving variable amount funding Notes issued by the Issuer for the purpose of funding Future Advances made by the Originator to the Hypothecation Borrowers and assigned to the Issuer. Any Noteholder of Variable Funding Notes that purchases additional Variable Funding Notes (or at such Holder's direction, the Trustee) may, and is hereby authorized to, record on the grid attached to such Noteholder's Note the date and amount of any additional principal to be evidenced thereby; provided, however, that the failure to make any such recordation on such grid or any error on such grid shall not affect any Noteholder's rights with respect to the principal amount of such Note, or interest thereon. At any time and from time to time after the Closing Date, any Holder of Variable Funding Notes shall have the right, upon written notice to the Trustee and the Issuer and delivery of the Variable Funding Note to be converted to the Trustee, to convert not less than $750,000 in aggregate outstanding principal amount of Variable Funding Notes into Series C Notes of a like aggregate principal amount. Any Variable Funding Note so converted shall be cancelled by the Trustee.

           (d) The Trustee is hereby authorized to authenticate and deliver a series of Notes of the Issuer which shall be designated from time to time as "Litchfield Hypothecation Corp. 1998-A Hypothecation Loan Collateralized Notes, Series C" (the "Series C Notes"). At any time and from time to time on or after the Closing Date, the Trustee is hereby authorized upon receipt from a Holder of Variable Funding Notes of written notice requesting conversion of such Variable Funding Notes pursuant to Section 2.1(c) hereof (which conversion shall be effective as of a Payment Date specified in the request for conversion) and the Variable Funding Notes to be converted, to authenticate and deliver Series C Notes to such Holder in a like aggregate principal amount as the aggregate outstanding amount of the Variable Funding Notes converted.

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

      SECTION 2.2 Forms of Notes and Certificate of Authentication. The Notes and the Trustee's certificate of authentication shall be in substantially the forms set forth in Exhibit A attached hereto, with necessary or appropriate variations, omissions and insertions, as permitted or required by this Indenture and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may, consistent herewith, be determined by the Authorized Officers of the Issuer executing such Notes, as evidenced by their execution of such Notes. The definitive Notes shall be typed, photocopied, printed, lithographed or engraved or produced by any combination of these methods (with or without steel engraved borders), all as determined by the Authorized Officers of the Issuer executing such Notes, as evidenced by their execution of such Notes.

      SECTION 2.3 Authorized Principal Amount. The aggregate principal amount of the Notes that may be authenticated, delivered and Outstanding under this Indenture is $30,000,000. All Notes shall be identical in all respects except for the maturity thereof, the interest rate thereon, the denominations thereof and such differences to reflect the revolving nature of the Variable Funding Notes. All Notes issued under this Indenture shall in all respects be equally and ratably entitled to the benefits hereof without preference, priority or distinction on account of the actual time or times of authentication and delivery, all in accordance with the terms and provisions of this Indenture.

      SECTION 2.4 Date of Notes; Denominations. (i) Notes which are authenticated and delivered by the Trustee to or upon the order of the Issuer on the Closing Date shall be dated as of the Closing Date. Other series of Notes which are authenticated after the Closing Date shall be dated as of the respective Closing date therefor. All other Notes which are authenticated for any other purpose hereunder shall be dated the date of their authentication. The Series A Notes shall be issued in minimum denominations of $100,000, the Variable Funding Notes shall be issued in minimum denominations of $25,000 and the Series C Notes shall be issued in minimum denominations of $750,000.

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

      SECTION 2.5   Execution, Authentication, Delivery and Dating.
(i) Each Note shall be executed on behalf of the Issuer with the manual or facsimile signature of an Authorized Officer of the Issuer.

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

      SECTION 2.6   Transfer and Registry; Exchange; Negotiability.

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

      SECTION 2.7 Regulations With Respect to Exchanges and Transfers. In all cases in which the privilege of exchanging or transferring Notes is exercised, the Issuer shall execute and the Trustee shall authenticate and deliver Notes in accordance with the provisions of this Indenture. For every such exchange or registration of transfer of Notes, whether temporary or definitive, the Issuer and the Trustee may require the payment of a sum sufficient to cover any tax or other governmental charge required to be paid with respect to such exchange or registration of transfer. Neither the Issuer nor the Trustee shall be required to register the transfer of or exchange Notes for a period beginning on the Record Date next preceding a Payment Date and ending on such Payment Date.

      SECTION 2.8   Mutilated, Destroyed, Stolen or Lost Notes.

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

                     (c)  The provisions of this Section 2.8 are
exclusive and shall preclude (to the extent lawful) all of the rights and remedies with respect to the payment of mutilated, lost, stolen or destroyed Notes, including those granted by any law or statute now existing or hereafter enacted

      SECTION 2.9 Medium of Payment; Payment of Principal and Interest. a) The Notes shall be payable in lawful currency of the United States of America and shall be payable by check mailed by first class mail to the Person entitled thereto at such Person's address as it appears on the Note Register on the applicable Record Date except that payments to Holders of in excess of one million dollars ($1,000,000) of original principal amount of the Notes shall be made in immediately available funds to an account at a banking institution in the United States; provided that such Holder has provided to the Trustee no later than two Business Days prior to the relevant Payment Date its wire transfer instructions (the wire transfer instructions of the Purchaser set forth in the Note Purchase Agreement are deemed sufficient for all payments on the Notes held by the Purchaser).

                     (b)  Each Note shall bear interest on the
outstanding principal amount thereof from and including (i) June 26, 1998 in the case of the Series A Notes, and (ii) in the case of the Variable Funding Notes, the Series C Notes and any subsequent series of Notes, from and including the Closing date therefor, and, in each case, the most recent date to which interest has been paid until paid. Interest shall accrue on the principal amount of the Series A Notes and the Variable Funding Notes at the end of each day at a rate per annum equal to 2.10% plus the LIBOR Rate, as determined by the Master Servicer and set forth in the Master Servicer's Certificate. Interest shall accrue on the Series C Notes and any subsequent series of Notes at a rate to be determined by the Master Servicer on or before the Closing for such series of Notes. The term "LIBOR Rate" shall mean the rate published in The Wall Street Journal under "Money Rates" (or if such publication shall cease to publish such rate, then the rate published in such other nationally recognized publication as the Trustee may from time to time specify) as the average of the interbank offered rates for U.S. Dollar deposits in the London interbank market for a term of one month, based on quotations at 5 major banks. The LIBOR Rate for each day of a Payment Period shall be the rate so published on the first Business Day of such Payment Period. Interest shall accrue at the Default Rate with respect to the principal amount of any portion of the Notes that is not paid on the Payment Date for such principal (whether due at stated maturity, on demand, upon acceleration or otherwise) until paid in full. Interest shall be calculated daily and shall be computed on the basis of a 360-day year of twelve months of 30 days each.

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

           (B)If within the applicable time period set forth in paragraph (A) above the Issuer fails to cure, in all material respects, any such representation or warranty with respect to a Loan which is, in any material respect, false, incorrect or misleading, then, the Issuer shall as soon as possible but in no event later than 60 days following notice or discovery of the false, incorrect or misleading representation or warranty, take all actions necessary or advisable under this Indenture and the Purchase and Sale Agreement to (i) cause the Trustee to redeem (pursuant to the exercise of the Repurchase Option set forth in Section 4(b) of the "Purchase and Sale Agreement"), on a pro rata basis among the outstanding Notes, an aggregate principal amount of the Notes equal to the outstanding principal amount of the Loan with respect to which the false, incorrect or misleading representation or warranty was made, and to pay accrued interest on such redeemed Notes to the date of redemption or (ii), with the consent of the Holders of at least 66 2/3% of the aggregate outstanding principal amount of the Notes, substitute a new Loan for such Loan.

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

      SECTION 2.10 Persons Deemed Owners. The Issuer, the Trustee and the Note Registrar may deem and treat the Person in whose name any Note shall be registered upon the Note Register as the absolute owner of such Note, whether such Note shall be overdue or not, for the purpose of receiving payment of, or on account of, the principal of and interest on such Note and for all other purposes, and all such payments so made to any such Holder or upon his order shall be valid and effective to satisfy and discharge the liability upon such Note to the extent of the sum or sums so paid, and neither the Issuer, the Trustee nor the Note Registrar shall be affected by any notice to the contrary.

      SECTION 2.11 Cancellation. All Notes surrendered upon payment of the final installment of principal pursuant to Section 2.9(c) hereof or otherwise surrendered for registration of transfer, conversion or exchange shall be delivered to the Trustee and shall be promptly canceled by it. The Issuer may at any time deliver to the Trustee for cancellation any Notes previously authenticated and delivered hereunder which the Issuer may have acquired in any manner whatsoever, and all Notes so delivered shall be promptly canceled by the Trustee. No Notes shall be authenticated in lieu of or in exchange for any Notes canceled as provided in this Section, except as expressly permitted by this Indenture.

      SECTION 2.12 Access to List of Noteholders' Names and Addresses. The Note Registrar will furnish or cause to be furnished to the Trustee, the Issuer or any Noteholder promptly after receipt by the Note Registrar of a request therefor from the Trustee, the Issuer or such Noteholder in writing, a list, in such form as the Trustee, the Issuer or such Noteholder may reasonably require, of the primary contacts, names and addresses of the Noteholders as of the most recent Record Date. Every Noteholder by receiving and holding Notes, agrees with the Issuer, the Registrar and the Trustee that neither the Issuer, the Note Registrar nor the Trustee shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the Noteholders hereunder, regardless of the source from which such information was derived.

      SECTION 2.13   Acts of Noteholders.

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

                              ARTICLE 3

                          ISSUANCE OF NOTES

      SECTION 3.1 Conditions to Authentication and Delivery of Notes. Following execution and delivery of this Indenture by the Issuer and the Trustee, Notes shall from time to time be executed by the Issuer and delivered to the Trustee for authentication and delivery together with the written order required pursuant to Section 2.5 hereof, and, thereupon, the same shall be authenticated; provided, however, that on or before the authentication and delivery of Notes on the initial Closing Date, and, as a condition to such authentication and delivery, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received the following:

                  (i) A List of Loans, certified by an Authorized Officer of the Master Servicer;

                (ii) The originals of each Loan Document relating to each Loan;

            (iii) If any of the Transaction Documents include an instrument executed by a
Hypothecation Borrower or a Consumer, the original instrument endorsed in blank by the Hypothecation Borrower or Consumer, or, if endorsed to the Originator or the Issuer, endorsed in blank by an Authorized Officer of the Originator or the Issuer;

                  (iv)  The originals of all Consumer Financing
Document;

           (v) If any of the Loan Collateral consists of real estate encumbered by a Mortgage, an original or copy time-stamped by the appropriate recording office of the recorded Mortgage and an original or copy time-stamped by the appropriate recording office of all amendments to such Mortgage;

            (vi) A copy of an officially certified document, dated not more than 30 days prior to the
Closing Date (and, if available, confirmed on the Business Day prior to the Closing Date by telegram, telephone or other similar means), evidencing the due organization and good standing of the Issuer;

                     (vii) A certificate of an Authorized Officer of the Issuer dated as of the Closing Date, certifying that (a) the Issuer is not in Default under this Indenture; (b) the issuance of the Notes applied for will not result in any breach of any of the terms, conditions or provisions of, or constitute a default under any indenture, mortgage, deed of trust or other agreement or instrument to which the Issuer is a party or by which it or its property is bound or any order of any court or administrative agency entered in any Proceeding to which the Issuer is a party or by which it or its property may be bound or may be subject; (c) the Issuer is the owner of each Loan Granted to the Trustee; the Issuer has not assigned any interest or participation in any such Loan; and the Issuer has full right to Grant each such Loan to the Trustee; (d) the Issuer has Granted to the Trustee all of its right, title, and interest in each Loan Granted to the Trustee; (e) other than liens created under or pursuant to the Indenture, the Trust Estate is free and clear of any pledge, charge or encumbrance thereon or with respect thereto created by or through the Issuer, and all action on the part of the Issuer to that end has been duly and validly taken; (f) after giving effect to the issuance of the Notes, the aggregate outstanding principal amount of the Notes will not exceed the Note Limit; and (g) all conditions precedent provided in this Indenture relating to the issuance, authentication and delivery of the Notes applied for have been complied with;

           (viii) An Opinion of Counsel (or Opinions of Counsel) to the Issuer, addressed to the
Trustee and the Purchaser and dated as of the date of authentication of the Notes applied for, in the form attached hereto as Exhibit D;

           (ix)   A fully executed copy of each of the following agreements:

                     (A)  this Indenture;

                             (B)  the Servicing Agreement;

                     (C)  the Agency Agreements;

                     (D)  the Purchase and Sale Agreement;
                     (E)  the Deposit Account Assignment; and

                             (F)  the Payment Direction Agreement.

               (x) A certificate of an Authorized Officer of the Issuer, dated as of the date of authentication of the Notes applied for, that the Issuer has filed or caused to be filed UCC-1 financing statements in the appropriate recording offices executed by the Issuer, as debtor, and naming the Trustee, as secured party, and the Loans and Loan Collateral as collateral;

    (xi) Copies of resolutions of the Board of Directors of the Master Servicer approving the execution, delivery and performance of the Servicing Agreement and the transactions contemplated thereby, certified by the Clerk or an Assistant Clerk of the Master Servicer;

         (xii) A copy of an officially certified document, dated not more than 30 days prior to the date of authentication of the Notes applied for (and, if available, confirmed on the Business Day prior to such date by telegram, telephone or other similar means), evidencing the due organization and good standing of the Master Servicer in the state of its organization; and

     (xiii)  Other.  Such other documents as may be reasonably requested by the Trustee or the
Purchaser. Notwithstanding the foregoing, for each Loan constituting a Participation Interest, in lieu of the foregoing documents, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received a copy of the Loan Documents and the original participation certificate endorsed in blank by an Authorized Officer of the Originator.

        SECTION 3.2    Additional Document Deliveries; Post Closing Matters

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

            (b) On or before any Closing after the Closing Date, as a condition to the authentication and delivery of Notes on the date of such Closing, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received
(i) the documents specified in Sections 3.1(i) through 3.1(v) above, and (ii) a certificate of an Authorized Officer of the Issuer dated the date of such Closing, certifying as to the matters set forth in Section 3.1 (vii) above.

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

                               ARTICLE 4

                        COVENANTS OF THE ISSUER

      SECTION 4.1 Payment of Principal and Interest. The Issuer will duly and punctually pay the principal of and interest on the Notes in accordance with the terms of the Notes and this Indenture.

      SECTION 4.2 Maintenance of Existence.

            (a) Except as permitted by Section 4.2(b), the Issuer will keep in full effect its existence, rights and franchises as a corporation under the laws of the State of its organization and the Issuer or any permitted successor hereunder will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Indenture, the Notes, the Servicing Agreement or any of the Loan Documents. The Issuer at all times shall hold itself out as having an existence separate from that of the Master Servicer, and shall keep books and records separate from those of the Master Servicer.

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

      SECTION 4.3   Protection of Trust Estate.

            (a) The Issuer will from time to time execute and deliver or cause to be delivered all amendments hereto and all such financing statements, continuation statements, instruments of further assurance and other instruments, and will take such other action necessary or advisable to:

                   (i) Grant more effectively all or any portion of the Trust Estate;

            (ii) maintain or preserve the lien (and the priority thereof) of this Indenture or carry out more effectively the purposes hereof;

                (iii) perfect, publish notice of, or protect the validity of any Grant made or to be made by this Indenture;

             (iv) preserve and defend title to the Trust Estate and the rights of the Trustee, and of the
Noteholders secured thereby, in such Trust Estate against the claims of all Persons and parties; and

                   (v) pay any and all taxes levied or assessed upon all or any part of the Trust Estate.

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

      SECTION 4.4 Enforcement of Servicing Agreement.

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

         (c) Upon any termination of the Master Servicer's rights and powers pursuant to Section 5.1 of the Servicing Agreement, all rights, powers, duties, obligations and responsibilities of the Master Servicer with respect to the related Loans shall vest in and be assumed by a Successor Master Servicer appointed by the Issuer with the consent of (i) the Purchaser, while the Purchaser is a Holder of Notes, and (ii) the then Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes (provided, that the Holder of any Notes owned by the Originator or any Affiliate of the Originator shall not be entitled to participate in any consent of the proposed Successor Master Servicer as an affiliate of the Originator), and such Successor Master Servicer shall be the successor in all respects to the Master Servicer in its capacity as servicer with respect to such Loans under the Servicing Agreement. No resignation or termination of the Master Servicer under the Servicing Agreement shall be effective until a Successor Master Servicer has been appointed and assumed the duties of the Master Servicer. Upon such appointment, such Successor Master Servicer shall enter into a servicing agreement with the Issuer and the Trustee, such agreement to be substantially similar to the Servicing Agreement. If, within 15 days after the termination or resignation of the Master Servicer, the Issuer shall not have obtained such a new servicer acceptable to the Noteholders as provided above, the Trustee may appoint, or may petition a court of competent jurisdiction to appoint, a successor servicer to service the Loans. In connection with any such appointment, the Trustee may make such arrangements for the compensation of such successor as it and such successor shall agree, and the Issuer shall enter into an agreement with such successor for the servicing of such Loans, such agreement to be in form and substance satisfactory to the Trustee and (i) the Purchaser while the Purchaser is a Holder of Notes and (ii) the then Holders of Notes representing not less than 51% of the then aggregate outstanding principal amount of the Notes. Any such compensation of the successor servicer shall not be in excess of that payable to the Master Servicer under the Servicing Agreement, unless the Master Servicer or some other Person agrees to pay such additional compensation. The Master Servicer agrees that in the event of the termination of the Master Servicer as a result of an Event of Default by the Master Servicer under the Servicing Agreement, the Master Servicer shall pay the Servicing Fee of the successor servicer in the event such successor servicer is paid compensation in excess of that payable to the Master Servicer under the Servicing Agreement to the extent of the difference between a market servicing rate and the rate theretofore payable to the Master Servicer under the Servicing Agreement

                (d) If any of the Noteholders or the Issuer notifies the Trustee that action is necessary in order to defend, enforce, preserve or protect the rights and interests of the Issuer and the Noteholders under or with respect to the Servicing Agreement, the Trustee shall notify the Issuer or the Master Servicer, as the case may be, and direct the notified party to diligently enforce all terms and covenants and satisfy all conditions of the Servicing Agreement. The Trustee may, without the consent of any Noteholder, enter into or consent to any amendment or supplement to the Servicing Agreement for the purpose of increasing the obligations or duties of any party other than the Trustee or the Noteholders. Except as provided above in this paragraph, the Trustee shall not consent or agree to or permit any amendment, modification or waiver of the Servicing Agreement without the prior consent thereto of the Holders of 66-2/3% of the aggregate outstanding principal amount of the Notes (without regard to any Notes owned by the Master Servicer or any of its Affiliates). The Trustee may, in its discretion, decline to enter into or consent to any such supplement or amendment if its own rights, duties or immunities shall be adversely affected.

      SECTION 4.5 Books of Account. The Issuer covenants that the books of record and account of the Issuer and, pursuant to the provisions of the Servicing Agreement, the Master Servicer shall at all times be subject to the inspection and use of the Trustee and any Holder of Notes and of their respective agents and attorneys.

      SECTION 4.6 Performance of Obligations. The Issuer will punctually perform and observe all of its obligations and agreements under the terms of this Indenture and the Notes. The Issuer will not take any action, and will use its best efforts not to permit any action to be taken by others, which would release any Person's covenants or obligations under any instrument included in the Trust Estate, or which would result in the hypothecation, subordination, termination or discharge of, or impair the validity or effectiveness of, any such instrument, except as expressly provided in this Indenture.

      SECTION 4.7 Negative Covenants. Except as expressly permitted by this Indenture or contemplated by the Servicing Agreement, the Issuer will not:

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

      SECTION 4.8 Protection of Security: Power to Issue Notes and Grant Trust Estate; Indenture to Constitute Contract. The Issuer represents, warrants and covenants that:

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

      SECTION 4.9 Maintenance of Offices or Agency. The Issuer will maintain an office or agency, which may be changed in the discretion of the Issuer, within the United States of America at which Notes may be presented or surrendered for payment, Notes may be surrendered for registration of transfer or exchange and notices and demands to or upon the Issuer in respect of the Notes and this Indenture may be served. The Issuer hereby initially appoints the Trustee at its corporate trust office such office or agency. The Issuer will give prompt written notice to the Trustee of the location, and of any change in the location, of any such office or agency. If at any time the Issuer shall fail to maintain any such office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the corporate trust office, and the Issuer hereby appoints the Trustee at its corporate trust office its agent to receive all such presentations, surrenders, notices and demands.

      SECTION 4.10 Further Assurances. The Issuer will execute and deliver, or cause to be executed and delivered, all such additional instruments and do, or cause to be done, all such additional actions as (i) may be necessary or proper, consistent with the Granting Clause hereof, to carry out the purposes of this Indenture and to make subject to the lien hereof any property intended so to be subject, (ii) may be necessary or proper to transfer to any successor trustee the estate, powers, instruments and funds held in trust hereunder and to confirm the lien of this Indenture with respect to any series of the Notes, or (iii) the Trustee may reasonably request for any of the foregoing purposes. The Issuer hereby authorizes the Trustee to execute and file all such financing statements, continuation statements and other documents as the Trustee may deem necessary or advisable to make or keep effective the lien of this Indenture or any supplemental indenture and the priority thereof. The Trustee shall have no duty to monitor compliance by the Issuer with the foregoing covenants or to determine whether the execution or filing of any financing statements or any other document is necessary or advisable in connection with the foregoing.

                              ARTICLE 5

                ACCOUNTS, DISBURSEMENTS AND RELEASES

      SECTION 5.1 Collection of Money. Except as otherwise expressly provided herein, the Trustee may demand payment or delivery of, and shall receive and collect, directly and without intervention or assistance from any fiscal agent or other intermediary, pursuant to the terms hereof, all money and other property payable to or receivable by the Trustee pursuant to this Indenture, including all payments due on the Loans, in accordance with the respective terms and conditions of such Loans and the Loan Collateral. Except as otherwise expressly provided herein, the Trustee shall hold all such money and property received by it as part of the Trust Estate and shall apply it as provided in this Indenture.

      SECTION 5.2  Payment Account.

                (a) On or prior to the Closing Date, the Trustee shall establish and thereafter maintain a separate trust account under the sole control of the Trustee entitled "The Chase Manhattan Bank, as trustee, in trust for the benefit of the holders of the Litchfield Hypothecation Corp. 1998-A Hypothecation Loan Collateralized Notes--Payment Account." The Trustee shall make withdrawals from the Payment Account only as provided in this Indenture. Monies on deposit in the Payment Account shall be invested in accordance with Section 5.4 hereof.

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

              (iii) To the Holders of Notes on the Record Date relating to such Payment Date, interest accrued on the Notes in the related Payment Period;

         (iv) Pro rata to the Holders of Notes on the Record Date relating to such Payment Date, the Principal Payment Amount due and payable, if any, with respect to the Notes;

              (v) If the Master Servicer is the Originator or an Affiliate of the Originator, to the Master
Servicer by wire transfer of immediately available funds, an amount equal to the Servicing Fee due and payable on such Payment Date plus all Servicer Advances made by the Master Servicer on previous Payment Dates to the extent the Master Servicer has not been reimbursed for such Servicer Advances; and

          (vi) Provided no Payment Default has occurred and is continuing, to the Issuer, all remaining amounts on deposit in the Payment Account, plus all Investment Income, if any, then held in the Payment Account to the extent not needed to make the distributions required by clauses (i) through (v) of this
Section 5.2(c);

      SECTION 5.3 Servicer Advances. If on the date which is two Business Days prior to a Payment Date, amounts on deposit in the Payment Account are insufficient to make the distributions required to be made on such Payment Date pursuant to paragraphs (iii) and (iv) of Section 5.2 hereof, the Master Servicer shall be required to make a deposit in the amount of such shortfall into the Payment Account (each, a "Servicer Advance") on such date; provided, however, that the Master Servicer shall not be obligated to make any Servicer Advance if the Master Servicer determines that the Master Servicer will not be able to ultimately recover the full amount of such Servicer Advance; and, provided, further that at no time shall outstanding unreimbursed Future Advances in respect of any particular Loan exceed $100,000. The Master Servicer shall be entitled to reimbursement for any Servicer Advance as provided in Section 5.2 hereof.

      SECTION 5.4 Investment of Funds. Amounts on deposit in the Payment Account shall, if and to the extent then permitted by law, be invested by the Trustee in Eligible Investments, at the written direction of an Authorized Officer of the Issuer. Such investments shall mature on or before the Business Day preceding the Payment Date following the date of such investment. Net income or gain received and collected from such investments shall be credited and losses charged to the Payment Account.

      SECTION 5.5 Repayment to the Issuer from the Accounts. After payment in full of the principal of, interest on, and all other amounts due and payable with respect to the Notes (in accordance with Section 7.1 hereof) and the payment of all fees, reimbursable charges and expenses of or other amounts owed to the Issuer, the Trustee, and the Note Registrar and all other amounts required to be paid hereunder, all amounts remaining in the Payment Account shall be paid to the Issuer on its written order.

      SECTION 5.6 Reports to the Noteholders. On each Payment Date, the Trustee will furnish to the Issuer and will include with each distribution to the Noteholders the Master Servicer's Certificate delivered pursuant to Section 3.1(a) of the Servicing Agreement.

                               ARTICLE 6

                               [RESERVED]

                               ARTICLE 7

                   EVENTS OF DEFAULT AND REMEDIES

      SECTION 7.1 Events of Default. Each of the events described in clauses (a) through (l) below shall constitute an "Event of Default" with respect to the Notes (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

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

      SECTION 7.2 Acceleration of Maturity. (a) Upon the occurrence and continuance of an Event of Default, (i) if such event is an Event of Default specified in clause (h), (i), (j) or (k) of Section 7.1, all of the Notes at the time outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Issuer, and (ii) if such event is any other Event of Default, the Trustee may, and, upon the written request of over 25% in aggregate outstanding principal amount of the Notes (by notice in writing to the Issuer and the Trustee), shall declare all of the Notes to be, and all of the Notes shall thereupon be and become, immediately due and payable together with interest accrued thereon, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Issuer.

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

      SECTION 7.3 Enforcement of Remedies. (a) If an Event of Default shall have occurred and be continuing and the Notes have been declared due and payable and such declaration and its consequences have not been rescinded and annulled, the Trustee may, and upon the written request of the Holders of over 25% in aggregate outstanding principal amount of the Notes shall, proceed to protect and enforce its rights and the rights of the Noteholders under the Notes and this Indenture and take one or more of the following actions without limitation:

        (i) proceed to protect and enforce its rights and the rights of the Noteholders by appropriate
Proceedings whether by the specific enforcement of any covenant or agreement in this Indenture or in the aid of the exercise of any power granted herein, or to enforce any other property remedy;

                     (ii)      institute Proceedings for the
collection of all amounts then payable on the Notes, whether by declaration or otherwise, enforce any judgment obtained, and collect any monies adjudged due;

              (iii) in accordance with Section 7.13, sell the Trust Estate or any portion thereof or rights or interest therein, at one or more public or private sales called and conducted in any manner permitted by law;

              (iv) institute Proceedings from time to time for the complete or partial foreclosure of this Indenture with respect to the Trust Estate; and

              (v) exercise any remedies of a secured party under the Uniform Commercial Code and take any other appropriate action or protect and enforce the rights and remedies of the Trustee or the Noteholders hereunder.

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

      SECTION 7.4 Application of Money Collected Upon Acceleration. If the Notes have been declared due and payable pursuant to Section 7.2 hereof, any moneys collected by the Trustee pursuant to this Article 7 or otherwise held by the Trustee as part of the Trust Estate shall be applied in the following order at the date or dates fixed by the Trustee and, in case of the distribution of such moneys on account of principal of and interest on the Notes upon presentation and surrender thereof:

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

      SECTION 7.5 Unconditional Rights of Noteholders To Receive Principal and Interest. Notwithstanding any other provision in this Indenture, the Holder of any Note shall have an absolute and unconditional right to receive payment of the principal of and interest on such Note (subject to Section 2.9 hereof) on or after the respective Payment Dates expressed in such Note, and such right shall not be impaired without the consent of such Holder.

      SECTION 7.6 Restoration of Rights and Remedies. If the Trustee or any Noteholder has instituted any Proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Noteholder, then and in every such case the Issuer, the Trustee and the Noteholders shall, subject to any determination in such proceedings, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee and the Noteholders shall continue as though no such Proceeding had been instituted.

      SECTION 7.7 Rights and Remedies Cumulative. No right or remedy herein conferred upon or reserved to the Trustee or to the Noteholders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise; the assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

      SECTION 7.8 Delay or Omission Not Waiver. No delay or omission of the Trustee or any Holder to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every such right and remedy given by this Article 7 or by law to the Trustee or to the Noteholders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Noteholders, as the case may be.

      SECTION 7.9 Control by Noteholders Subject to the provisions of Section 7.2, Section 7.3 and Section 7.7, the Holders of at least 51% of the aggregate outstanding principal amount of the Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee with respect to the Notes or exercising any trust or power conferred on the Trustee with respect to the Notes; provided that:

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

      SECTION 7.10 Waiver of Past Events of Default. Prior to the time a judgment or decree for payment of the money due has been obtained by the Trustee, as provided in this Article VII, the Trustee may waive any past Event of Default with respect to the Notes and its consequences except an Event of Default (a) in the payment of principal of or interest on any of the Notes or
(b) in respect of a covenant or provision hereof which cannot be modified or amended without the consent of the Holder of each Note affected. Upon any such waiver, such Event of Default shall cease to exist and be deemed to have been cured and not to have occurred, and any Event of Default arising therefrom shall be deemed to have been cured, and not to have occurred for every purpose of this Indenture. In the case of any such waiver, the Issuer, the Trustee and the Holders of the Notes shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other Event of Default or impair any right consequent thereon.

      SECTION 7.11 Undertaking for Costs. The Issuer and the Trustee agree, and each Noteholder by such Noteholder's acceptance of a Note shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture undertaken by the Trustee at the direction of the Noteholders, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 7.11 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Noteholder, or group of Noteholders, holding in the aggregate at least 51% of the aggregate outstanding principal amount of the Notes, or to any suit instituted by any Noteholder for the enforcement of the payment of principal of or interest on any Note, which principal or interest is due and payable.

      SECTION 7.12 Issuer Waiver of Stay or Extension Laws; Waiver of Jury Trial
(i) The Issuer covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Issuer (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                      (ii)  The Issuer and the Trustee each hereby
waives the right to trial by jury in any Proceeding of any kind arising out of or in respect of this Indenture or any Note.

      SECTION 7.13   Sale of Trust Estate.

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

      SECTION 7.14 Action on Notes. The Trustee's right to seek and recover judgment on the Notes or under this Indenture shall not be affected by the seeking, obtaining or application of any other relief under or with respect to this Indenture. Neither the lien of this Indenture nor any rights or remedies of the Trustee or the Noteholders shall be impaired by the recovery of any judgment by the Trustee against the Issuer or by the levy of any execution under such judgment upon any portion of the Trust Estate or upon any of the assets of the Issuer.


                               ARTICLE 8

                       SATISFACTION AND DISCHARGE

      SECTION 8.1 Satisfaction and Discharge of Indenture. This Indenture shall cease to be of further effect except as to (a) rights of registration of transfer and exchange, (d) rights of substitution of new Notes for mutilated, destroyed, lost or stolen Notes, (e) rights of Noteholders to receive payments of principal thereof and interest thereon, (f) the rights, obligations and immunities of the Trustee hereunder, and (g) the rights of Noteholders as beneficiaries hereof with respect to the property so deposited with the Trustee and payable to them, and the Trustee, on demand of and at the expense of the Issuer, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when:

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

      SECTION 8.2 Application of Trust Money. All moneys deposited with the Trustee pursuant to Article V hereof shall be held in trust by the Trustee, in its trust capacity and not in its commercial capacity, and applied by the Trustee in accordance with the provisions of the Notes and this Indenture, to the payment to the Holders of the Notes, and, if required hereunder, to the Issuer.

      SECTION 8.3 Release of Trust Estate.

                  (a) Subject to the payment of its fees and expenses pursuant to Section 9.7 hereof and only when and to the extent required by the provisions of this Indenture, the Trustee (or any Collateral Agent on its behalf) shall execute instruments to release property from the lien of this Indenture, or convey the Trustee's interest in the same, in a manner and under circumstances which are not inconsistent with the provisions of this Indenture. No party relying upon an instrument executed by the Trustee as provided in this Article VIII shall be bound to ascertain the Trustee's authority, inquire into the satisfaction of any conditions precedent or see to the application of any moneys.

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


                               ARTICLE 9

                              THE TRUSTEE

      SECTION 9.1   Certain Duties and Responsibilities

                  (a)  Except during the continuance of an Event of
Default:

                         (i)  the duties of the Trustee shall be
determined solely by the express provisions of this Indenture and the Trustee need perform only those duties and no others; the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                         (ii)  in the absence of bad faith on its
part, the Trustee may conclusively rely upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture, including investment instructions received pursuant to Section 5.4 hereof, as to the truth of the statements and the correctness of the opinions expressed therein; but in the case of any such certificates or opinions which by any provision of this Indenture are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform as to form to the requirements of this Indenture.

                  (b) In case an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

                  (c) No provision of this Indenture, including, without limitation, Section 9.7, shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                 (iii) this subsection shall not be construed to limit the effect of subsection (a) of this
Section 9.1;

                 (ii)     the Trustee shall not be liable for any
      error of judgment made in good faith by an Authorized Officer of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts; and

           (iii) the Trustee shall not be personally liable with respect to any action taken or omitted to be taken by it in good faith in accordance with any direction received by the Trustee in accordance with the terms of this Indenture from the Holders of at least 51% (or such other percentage as may be required by the terms hereof) of the then aggregate outstanding principal amount of the Notes relating to the time, method and place of conducting any Proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture.

                  (d) Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct of, affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

                  (e) For all purposes under this Indenture, the Trustee shall not be deemed to have notice of any Default or Event of Default (other than an Event of Default described in Sections 7.1(a) or (b) hereof) or a Default or
Event of Default under any document included in the Trust Estate, unless an Authorized Officer of the Trustee has actual knowledge thereof or unless the Trustee has received written notice thereof at the Trust Office and such notice references the Notes generally, the Issuer, the Trust Estate or this Indenture. For purposes of determining the Trustee's responsibility and liability hereunder, whenever reference is made in this Indenture to a Default or an Event of Default, such reference shall be construed to refer only to the Default or the Event of Default of which the Trustee is deemed to have notice pursuant to this Section 9.1(e).

                  (f) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if there shall be reasonable ground for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it, the Trustee having the right to require an indemnity pursuant to subparagraph (g) below.

                  (g) The Trustee shall not be under any obligation to institute any suit, or to take any remedial Proceeding under this Indenture, or to enter any appearance in or in any way defend any suit in which it may be made defendant, or to take any steps in the execution of the trusts hereby created, the performance of any of its duties hereunder or in the enforcement of any rights and powers hereunder until it shall be indemnified to its reasonable satisfaction against any and all costs and expenses, outlays and counsel fees and other reasonable disbursements and against all liability, except liability which is adjudicated to have resulted from its own negligence or willful misconduct, in connection with any action so taken.

                  (h) Notwithstanding any extinguishment of all right, title and interest of the Issuer in and to the Trust Estate following an Event of Default and a consequent declaration of acceleration of the maturity of the Notes, whether such extinguishment occurs through a sale of the Trust Estate to another person, the acquisition of the Trust Estate by the Trustee or otherwise, the rights, powers and duties of the Trustee with respect to the Trust Estate (or the proceeds thereof) and the Noteholders and the rights of the Noteholders shall continue to be governed by the terms of this Indenture.

                  (i) The Trustee shall keep and maintain proper books of record and accounts relating to the Notes in which full, true and correct entries will be made of all dealings or transactions of the Trustee in relation to the Notes, the Accounts and the Issuer. The Trustee shall keep such books of record and accounts available for inspection by the Issuer or by any Holder of Notes during reasonable business hours and under reasonable circumstances. For purposes of preparing such books and records, the Trustee is authorized to retain outside accountants at the expense of the Issuer.

      SECTION 9.2 Notice of Events of Default. Promptly after the Trustee shall have notice of the occurrence of any Default or Event of Default, the Trustee shall transmit by mail to all Holders and the Issuer notice of such Event of Default known to the Trustee.

      SECTION 9.3 Certain Rights of the Trustee. Except as otherwise expressly provided in Section 9.1 hereof:

                  (a) in the absence of bad faith or negligence the Trustee conclusively may rely on and shall be protected in acting or refraining from acting when doing so, in each case in accordance with any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document believed by the Trustee to be genuine and to have been signed or presented by the proper party or parties, and the Trustee need not investigate any facts stated therein;

                  (b) whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officer's Certificate;

                  (c) before the Trustee acts or refrains from acting, it may require an Officer's Certificate or Opinion of Counsel, or both, and the Trustee shall not be liable for any action it takes, suffers or omits in reliance on either thereof; the Trustee may consult with counsel, and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of the legality of any action taken, suffered or omitted by the Trustee hereunder in good faith and in reliance thereon;

                  (d) the Trustee shall not be under any obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Noteholders pursuant to this Indenture, unless such Noteholders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

                  (e) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document, but the Trustee in its discretion may make such further inquiry or investigation into such facts or matters as it may see fit, and if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled, on reasonable prior notice to the Issuer, to examine the books, records and premises of the Issuer, personally or by agent or attorney, during the Issuer's normal business hours; provided that the Trustee shall and shall cause its agents to hold in confidence all such information except to the extent disclosure may be required by law and except to the extent that the Trustee, in its sole judgment, may determine that such disclosure is consistent with its obligations hereunder;

                  (f) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder;

                  (g) the Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within the rights or powers conferred upon it by this Indenture;

                  (h) to the extent a Person other than the Trustee is appointed by the Issuer to act as Note Registrar, such Person shall be an agent of the Issuer, and the Trustee shall not be liable or responsible by reason of any act or omission of any such Person; and

            (i) the Trustee shall not be responsible for recalculating, recomputing, or verifying any information provided to it by the Master Servicer of and Sub-Servicer.

      SECTION 9.4 Not Responsible for Recitals or Issuance of Notes. The recitals contained herein and in the Notes, except any such recitals relating to the Trustee, shall be taken as the statements of the Issuer, and the Trustee assumes no responsibility for their correctness. The Trustee shall not be responsible for and makes no representation as to the validity or sufficiency of this Indenture, the Notes or the Trust Estate. The Trustee shall not be accountable for the Issuer's issue of the Notes or application of the proceeds thereof or for any money paid to the Issuer or upon the Issuer's direction under any of the provisions of this Indenture. The Trustee is not responsible for the use or application of any moneys by any agent other than the Trustee, including, without limitation, the Master Servicer. The Trustee shall not be responsible for any statement in the Notes or in any other document prepared, executed or delivered in connection with the sale and issuance of the Notes or the execution and delivery of this Indenture except its certificate of authentication.

      SECTION 9.5 May Hold Notes. The Trustee, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Issuer with the same rights it would have if it were not Trustee.

      SECTION 9.6 Money Held in Trust. Money held by the Trustee in trust hereunder will be held by the Trustee in its trust capacity and not in its commercial capacity, in a segregated account in accordance with the Indenture. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed in writing with the Issuer and except to the extent of income or other gain on Eligible Investments which are obligations of the Trustee (excluding obligations of Affiliates of the Trustee) and income or other gain actually received by the Trustee on Eligible Investments which are obligations of a third party.

      SECTION 9.7  Compensation and Reimbursement

       (a)  The Issuer agrees:

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

          (3) to indemnify the Trustee for, and to hold the Trustee harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of this trust (other than taxes, penalties or other liabilities arising in connection with the Trustee's failure to withhold from payments with respect to the Notes amounts required to be withheld under the Code, or the Trustee's withholding from such payments amounts not required or permitted to be withheld under the
Code), including the reasonable costs and expenses, including reasonable attorneys' fees, of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties hereunder; provided that:

            (i)   with respect to any such claim, the Trustee shall
               have given the Issuer written
notice thereof promptly after the Trustee shall have knowledge thereof, provided, however, that the failure of the Trustee to so notify the Issuer shall not relieve the Issuer of its obligations pursuant to this subparagraph;

            (ii)  the Issuer shall assume the defense of any such
                 claim, provided that if the Issuer
shall not have employed counsel reasonably satisfactory to the Trustee to direct the defense of such claim within a reasonable time after such notice of the claim pursuant to paragraph (i) above, the Trustee shall have the right to direct the defense of such claim;

            (iii) the Trustee shall have the right to employ separate
                 counsel with respect to any
claim and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Trustee unless the payment of such counsel has been specifically authorized by the Issuer; provided further, however, that if the Trustee shall assume the defense of any claim as a result of the Issuer's failure to assume the defense of such claim as described in paragraph (ii) above, the Issuer shall pay the reasonable fees and expenses of Trustee's counsel in connection with the defense of such claim; and

            (iv)  notwithstanding anything to the contrary in this
                 Section   9.7(a)(3),   the  Issuer  shall  not  be  liable  for
settlement of any such claim by the Trustee entered into without the prior consent of the Issuer.

              Nothing in this Section 9.7 shall be construed to limit the exercise by the Trustee of any right or remedy permitted under this Indenture or otherwise in the event of the Issuer's failure to pay any sums due the Trustee pursuant to this Section 9.7.

                       (b) The provisions of this Section 9.7 shall govern all other provisions of this Indenture regarding the payment of the fees and expenses of the Trustee.

                       (c) To secure the Issuer's payment obligations under this Section 9.7, the Trustee shall have a lien prior to the Noteholders on the Trust Estate, except with respect to such moneys as are held in trust to pay principal of and interest on particular Notes. Such lien shall survive the satisfaction and discharge of this Indenture.

                       (d)  The payment obligations of the Issuer
under this Section 9.7 shall survive the satisfaction and discharge of this Indenture.

      SECTION 9.8 Trustee Eligibility. The Trustee shall be a corporation or national banking association or trust company organized and doing business under the laws of the United States of America or of any State, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $50,000,000, subject to supervision or examination by any federal or state banking authority (except as provided in Section 9.9 hereof). If such Trustee publishes reports of condition annually, or more frequently, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 9.8, the combined capital and surplus of such corporation shall be deemed to be the respective amount set forth in its most recently published report of condition. The Trustee shall provide copies of such reports to the Issuer or any Noteholder upon request at the requesting party's expense. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 9.8, it shall resign immediately in the manner and with the effect hereinafter specified in this Article IX.

      SECTION 9.9 Resignation and Removal; Appointment of Successor.

                (a) No resignation or removal of the Trustee and no appointment of a successor trustee pursuant to this Article IX shall become effective until the acceptance of appointment by the successor trustee under Section 9.10 hereof. Any successor Trustee appointed hereunder is subject to the approval of the Holders of at least 51% of the aggregate outstanding principal amount of the Notes, which approval, in neither case, shall be unreasonably withheld or delayed.

                (b) The Trustee or any trustee hereafter appointed may resign at any time by giving written notice of resignation to the Issuer, and by mailing notice of resignation by first-class mail, postage prepaid, to all of the Noteholders, at their addresses appearing on the Note Register. Upon receiving notice of resignation of the Trustee, the Issuer shall promptly appoint a successor trustee, by written instrument, in duplicate, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor trustee or trustees. The Trustee shall serve as trustee hereunder until a successor trustee shall have been appointed and shall have accepted such appointment; provided, however, that if no successor trustee shall have been appointed and have accepted appointment within 30 days after the giving of such notice of resignation, the resigning Trustee may, or any Noteholder who has been a bona fide Holder for at least six months may on behalf of himself or herself and all others similarly situated, petition any such court of competent jurisdiction for the appointment of a successor trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, appoint a successor trustee.

            (c)  If at any time:

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

                 (d) The Trustee may also be removed at any time by act of the Holders of at least 51% of the aggregate outstanding principal amount of the Notes.

                 (e) The Issuer shall give notice of the resignation or removal of the Trustee by mailing notice of such event by first-class mail, postage prepaid, to the Holders of the Notes as their names and addresses appear in the Note Register. Each notice shall include the name of the successor trustee and the address of its trust division or department. The notice required by this paragraph (e) may be given at the same time as the notice required by Section 9.10.

      SECTION 9.10 Acceptance of Appointment by Successor. Every successor trustee appointed hereunder shall execute, acknowledge and deliver to the Issuer and its predecessor trustee an instrument accepting such appointment hereunder. Upon the delivery and execution of the required instruments, the resignation or removal of the predecessor trustee shall become effective and such successor trustee, without any further act, need or conveyance, shall become vested with all the rights, powers, trusts, duties and obligations of its predecessor hereunder. Notwithstanding the foregoing, on request of the Issuer or the successor trustee, such predecessor trustee shall, upon payment of its then unpaid charges due and payable under Section 9.7 hereof, execute and deliver an instrument transferring to such successor trustee all of the rights, powers and trusts of the predecessor trustee and shall duly assign, transfer and deliver to such successor trustee all property and money held by such predecessor trustee hereunder. Upon request of any such successor trustee, the Issuer shall execute any and all instruments providing for more full and certain vesting in and confirming to such successor trustee all such rights, powers and trusts of this Indenture.

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

      SECTION 9.11 Merger, Conversion, Consolidation or Succession to Business of Trustee. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee shall be the successor of the Trustee hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided such corporation shall be otherwise qualified and eligible under this Article IX. In case any Notes have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may deliver the Notes so authenticated with the same effect as if such successor trustee had itself authenticated such Notes.

      SECTION 9.12 Co-trustees and Separate Trustees. The Trustee shall have power, with the consent of the Holders of Notes representing at least 51% of the then aggregate outstanding principal amount of the Notes, to appoint, one or more Persons approved by the Issuer either to act as Collateral Agent or co-trustee of all or any part of the Trust Estate, or to act as separate trustee of any such property, in either case with such powers as may be provided in the instrument of appointment, and to vest in such Person or Persons in the capacity aforesaid, any property, title, right or power deemed necessary or desirable, subject to the other provisions of this Section. The Issuer hereby directs the Trustee to appoint BankBoston as the initial Collateral Agent pursuant to the Collateral Agent Agreement. If the Issuer does not approve such appointment within 15 days after the receipt by it of a request so to do, or in case an Event of Default has occurred and is continuing, the Trustee alone shall have power to make such appointment.

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

      Every Collateral Agent, co-trustee or separate trustee shall, to the extent permitted by law, but to such extent only, be appointed subject to the following terms, namely:

       1. The Notes shall be authenticated and delivered and all rights, powers, duties and obligations hereunder in respect of the custody of securities or cash held by or required to be deposited with the Trustee in an Account hereunder, shall be exercised, solely by the Trustee.

       2. The rights, powers, duties and obligations hereby conferred or imposed upon the Trustee shall be conferred or imposed upon and exercised or performed by the Trustee or by the Trustee and such Collateral Agent, co-trustee or separate trustee jointly, as shall be provided in the instrument appointing such Collateral Agent, co-trustee or separate trustee, except to the extent that under any law of any jurisdiction in which any particular act is to be performed, the Trustee shall be incompetent or unqualified to perform such act, in which event such rights, powers, duties and obligations shall be exercised and performed by such Collateral Agent, co-trustee or separate trustee.

                  3. The Trustee at any time, by an instrument in writing executed by it, with the concurrence of the Issuer, may accept the resignation of or remove any Collateral Agent, co-trustee or separate trustee appointed under this Section 9.12, and, in case an Event of Default has occurred and is continuing, the Trustee shall have power to accept the resignation of, or remove, any such Collateral Agent, co-trustee or separate trustee without the concurrence of the Issuer. Upon the written request of the Trustee, the Issuer shall join with the Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any Collateral Agent, co-trustee or separate trustee so resigned or removed may be appointed in the manner provided in this Section 9.12.

           (1) No Collateral Agent, co-trustee or separate trustee hereunder shall be personally liable by reason of any act or omission of the Trustee, or any other such trustee hereunder.

           (2) Any act of Noteholders delivered to the Trustee shall be deemed to have been delivered to each such Collateral Agent, co-trustee and separate trustee.

                               ARTICLE 10

                               AMENDMENTS

      SECTION 10.1 Amendments Without Consent of Noteholders. Without the consent of, or notice to, the Holders of any Notes, the Issuer and the Trustee, may amend this Indenture at any time and from time to time for any of the following purposes:

         (a) to correct or amplify the description of any property at any time subject to the lien of this Indenture, or better to assure, convey and confirm unto the Trustee any property subject or required to be subjected to the lien of this Indenture, or to subject to the lien of this Indenture additional property; or

         (b) to evidence the  succession,  in compliance  with the provisions of
Section 4.2(b) hereof, of another person to the Issuer, and the assumption by any such successor of the covenants of the Issuer contained herein and in the Notes; or

        (c) to add to the covenants of the Issuer or the Trustee, for the benefit of the Noteholders, or to surrender any right or power herein conferred upon the Issuer; or

         (d) to convey, transfer, assign, mortgage or pledge any property to the Trustee to constitute additional Trust Estate; or

         (e) to cure any ambiguity, correct or supplement any provision herein which may be defective or inconsistent with any other provisions herein or amend any other provisions with respect to matters or questions arising under this Indenture, provided that such action shall not adversely affect the interests of the Holders; or

         (f) to evidence and provide for the acceptance of appointment hereunder by a successor trustee or note registrar, pursuant to the requirements of Sections 9.9 or 9.10 hereof.

      The Trustee is hereby authorized to join in the execution of any such amendment and to make any further appropriate agreements and stipulations which may be therein contained or required.

      SECTION 10.2 Amendments With Consent of Noteholders . With the consent of the Holders of at least 66-2/3% of the aggregate outstanding principal amount of the Notes delivered to the Issuer and the Trustee, the Issuer, pursuant to a written request, and the Trustee may amend this Indenture for the purpose of adding to, changing or eliminating any of the provisions of this Indenture or of modifying the rights of Holders under this Indenture; provided, however, that no such amendment shall, without the consent of the Holder of each outstanding
Note:

      (1) change the maturity of the principal of, or any installment of principal of or interest on, any
Note, or reduce the principal amount thereof, the interest rate thereon, or change the provisions of this Indenture relating to the application of the Trust Estate to payment of principal of Notes, or change any place of payment where, or the coin or currency in which, the principal of or the interest of any Note is payable, or impair the right to institute Proceedings for the enforcement of the provisions of the Indenture requiring the application of funds available therefor, as provided in Article VII, to the payment of any amount due on the Notes on or after the maturity thereof; or

               (2) reduce the percentage of the aggregate outstanding principal amount of the Notes, the consent of the Holders of which is required for any amendment, or the consent of the Holders of which is required for any waiver of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences provided for in this Indenture; or modify or alter the provisions of the proviso to the definition of the term "outstanding"; or

      (3) permit the creation of any lien ranking prior to or on a parity with the lien of this Indenture with respect to any part of a Trust Estate or terminate the lien of this Indenture on any property at any time subject hereto or deprive any Holder of the security afforded by the lien of this Indenture except as expressly otherwise permitted hereby; or

      (4) reduce the percentage of the aggregate outstanding principal amount of the Notes, the consent of the Holders of which is required to direct the Trustee to sell the Trust Estate pursuant to Section 7.13 hereof; or

      (5) modify any of the provisions of this Section 10.2, except to increase any percentage specified herein or to provide that certain additional provisions of this Indenture cannot be modified or waived without the consent of each Holder of an outstanding Note affected thereby; or

                (6) modify any of the provisions of this Indenture in such a manner as to affect the calculation of the amount of any payment of interest or Principal Payment Amount due on any Note on any Payment Date (including the calculation of any of the individual components of such calculation).

      Promptly after the execution by the Issuer and the Trustee of any amendment pursuant to this Section, the Trustee shall mail to the Holders a notice setting forth in general terms the substance of such amendment. Any failure of the Trustee to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such amendment.

      SECTION 10.3 Effect of Amendment. Upon the execution of any amendment of this Indenture pursuant to the provisions hereof, this Indenture shall be, and be deemed to be, modified and amended in accordance therewith with respect to each Note and the respective rights, limitations, obligations, duties, liabilities and immunities under this Indenture of the Trustee, the Issuer and the Holders shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments, and all the terms and conditions of any such amendment shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

      SECTION 10.4 Reference in Notes to Amendments. Notes authenticated and delivered after the execution of any amendment of this Indenture pursuant to this Article X may, and, if required by the Issuer shall, bear a notation in form approved by the Trustee as to any matter provided for in such amendment. If the Issuer shall so require, new Notes so modified as to conform, in the opinion of the Trustee and the Issuer, to any such amendment may be prepared and executed by the Issuer and authenticated and delivered by the Trustee in exchange for outstanding Notes.

                             ARTICLE 11

                            MISCELLANEOUS

      SECTION 11.1 Form of Documents Delivered to Trustee. In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents. Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

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

      SECTION 11.2 Notices, etc., to Parties. All notices, requests or other communications desired or required to be given under this Indenture shall be in writing and shall be sent by (a) certified or registered mail, return receipt requested, postage prepaid, (b) national prepaid overnight delivery service, (c) telecopy or other facsimile transmission (following with hard copies to be sent by national prepaid overnight delivery service) or (d) personal delivery with receipt acknowledged in writing, as follows:

           (a)  If to the Trustee:

                The Chase Manhattan Bank
                450 West 33rd Street
                New York, New York  10001
                Attention:  Global Trust Services,
                                   Structured Finance Services


           (b)  If to the Issuer:

                Litchfield Hypothecation Corp. 1998-A
                c/o Litchfield Financial Corporation
                430 Main Street
                Williamstown, MA 01267
                Attention:  President

with a copy of any letter, notice, communication or direction hereunder to the Originator at the address set forth below.


           (c)  If to the Purchaser:

                BankBoston, N.A.
                15 Westminster Street
                Providence, Rhode Island 02903
                Attention: Mr. Thomas Morris


           (d)  If to the Originator or the Master Servicer:

                Litchfield Financial Corporation
                430 Main Street
                Williamstown, MA  01267
                Attention:  President


           (e) Notices required under this Indenture to be sent to the Noteholders shall in addition be sent to the Issuer. All notices shall be deemed given when actually received or refused by the party to whom the same is directed (except to the extent sent by certified or registered mail, return receipt requested, postage prepaid, in which event such notice shall be deemed given three days after the date of mailing). Each party may designate a change of address or supplemental addressee(s) by notice to the other parties, given at least 15 days before such change of address is to become effective. Any notice received from any Noteholder by any party listed in this Section 11.2 shall be promptly transmitted by such party to all other parties listed in this Section 11.2.

      SECTION 11.3 Notices and Information to Noteholders; Waiver. Upon the request of any Noteholder holding 51% or more of the aggregate outstanding principal amount of all Notes, the Trustee shall deliver promptly to such Noteholder such information with respect to the Loan Collateral as such Noteholder shall request.

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

      SECTION 11.4 Effect of Headings and Table of Contents. The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

      SECTION 11.5 Successors and Assigns. All covenants and agreements in this Indenture by the Issuer shall bind its successors and assigns, whether so expressed or not.

 . SECTION 11.6 Severability. In case any provision in this Indenture or in the Notes shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

      SECTION 11.7 Legal Holidays. If any Payment Date or other date for the payment of principal of or interest on any Note is proposed to be paid, or any date on which mailing of notices by the Trustee to any Person is required pursuant to any provision of this Indenture, shall not be a Business Day, then (notwithstanding any other provision of the Notes or this Indenture) payment or mailing of such notice need not be made on such date, but may be made or mailed on the next succeeding Business Day with the same force and effect, and in the case of payments, but no interest shall accrue for the period from and after the date on which such payment was due to the next succeeding Business Day when paid.

      SECTION 11.8 Governing Law. This Indenture, each indenture supplemental hereto and each Note shall be construed in accordance with and governed by the laws of the State of New York, without regard to the conflict-of-law provisions thereof.

      SECTION 11.9 Counterparts. This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

      SECTION 11.10 Recording of Indenture. If this Indenture is subject to recording in any appropriate public recording office, such recording is to be effected by the Issuer at its expense.

      SECTION 11.11 Limited Obligations. No recourse for obligations hereunder or any other obligation running directly for the benefit of the Trustee may be taken, directly or indirectly, against (i) any holder of a beneficial interest in the Issuer, (ii) any partner, beneficiary, agent, officer, director, employee, or successor or assign of a holder of a beneficial interest in the Issuer, or (iii) any incorporator, subscriber to the capital stock, stockholder, officer, director or employee of the Trustee with respect to the predecessor or successor of the Trustee with respect to the Issuer's obligations with respect to the Notes or the obligation of the Issuer or the Trustee under this Indenture or any certificate or other writing delivered in connection herewith or therewith.

      SECTION 11.12 Inspection. The Issuer agrees that, on reasonable prior notice, during the Issuer's normal business hours it will permit any representative of the Trustee or any Noteholder to examine all the books of account, records, reports and other papers of the Issuer, to make copies and extracts therefrom, to cause such books to be audited by independent accountants selected by the Issuer with the consent of (i) the Purchaser, so long as it owns any Notes, and (ii) the Holders of not less than 51% of the aggregate outstanding principal amount of the Notes; and to discuss the Issuer's affairs, finances and accounts with the Issuer's officers, employees and independent accountants all at such reasonable times and as often as may be reasonably requested; provided that the Issuer shall be entitled to have its representatives present at any such discussion. The Trustee and the Purchaser shall hold, and shall cause their respective representatives to hold, in confidence all such information except to the extent disclosure may be required by law and except to the extent that the Trustee or the Purchaser, in its respective sole judgment, may determine that such disclosure is consistent with its obligations hereunder. Any expenses incident to the exercise by the Trustee or a Noteholder of any right under this Section 11.12 shall be borne by the Issuer.

      SECTION 11.13 Usury. The amount of interest payable or paid on any Note under the terms of this Indenture shall be limited to any amount which shall not exceed the maximum nonusurious rate of interest permitted by the applicable laws of the State of New York (or the laws of any other jurisdiction determined to be applicable laws of the United States permitting a higher maximum nonusurious rate that preempts such applicable New York (or other) laws, which could lawfully be contracted for, charged or received (the "Highest Lawful Rate")). In the event any payment of interest on any Note exceeds the Highest Lawful Rate, the Issuer stipulates that such excess amount will be deemed to have been paid as a result of an error on the part of both the Trustee, acting on behalf of the Holder, and the Issuer, and the Holder receiving such excess payment shall promptly, upon discovery of such error or upon notice thereof from the Issuer or the Trustee, refund the amount of such excess or, at the option of the Trustee, apply the excess to the payment of principal of such Note, if any, remaining unpaid. In addition, all sums paid or agreed to be paid for the use, forbearance or detention of money shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such Notes.



      IN WITNESS WHEREOF, the Issuer and the Trustee have caused this Indenture to be duly executed by their duly authorized officers all as of the day and year first above written.


                               THE CHASE MANHATTAN BANK,
                               as Trustee

                               By: /s/  Cynthia Kerpen
                               Title: Assistant vice President
Title: ________________________________________

                               LITCHFIELD HYPOTHECATION CORP. 1998-A

                               By: /s/  Heather A. Sica
                               Title:  Executive Vice President












                                 Exhibit 10.173
SERVICING AGREEMENT, dated as of June 1, 1998 (the "Agreement"), by and among LITCHFIELD HYPOTHECATION CORP. 1998-A, a corporation organized and existing under the laws of the State of Delaware (herein, together with its successors and assigns, called the "Issuer"), LITCHFIELD FINANCIAL CORPORATION, a corporation organized and existing under the laws of the Commonwealth of Massachusetts (herein, together with its successors and assigns, called the "Master Servicer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (the "Trustee").


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

              (e) Within one hundred  twenty (120) days of the Closing Date, the
Master Servicer shall establish that each Sub-Servicer complies with such servicing standards as may reasonably be established by the Purchaser, such standards to be delivered in writing by the Purchaser within ten (10) days of the Closing Date. If in the reasonable judgment of the Purchaser any
Sub-Servicer fails to meet such standards, the Master Servicer agrees, upon written request of the Purchaser, to replace such Sub-Servicer with a Sub-Servicer satisfactory to the Purchaser in the exercise of its reasonable discretion.


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




                              ARTICLE 4

                        THE MASTER SERVICER

      SECTION 4.1.  Representations and Warranties Concerning the
Master Servicer

       The Master Servicer represents and warrants, effective as of the Closing Date, as follows:

               (a) The Master Servicer (i)has been duly organized and is validly existing and in good standing under the laws of the state of its formation and organization, (ii) has qualified to do business and is in good standing in each jurisdiction where the character of its properties or the nature of its activities makes such qualification necessary and where failure to so qualify would have a material and adverse effect on its ability to perform its obligations hereunder, and (iii) has full power, authority and legal right to own its property, to carry on its business as presently conducted, and to enter into and perform its obligations under this Agreement.

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

          (i) The Master Servicer (i) shall not extend or shorten, amend or otherwise modify the terms of any Loan, or amend, modify or waive any term or condition of any Loan Collateral related thereto, in any manner which would have a material adverse effect on the interests of the Noteholders or the Issuer, including, but not limited to, extending or shortening the due date, or impairing the collectibility of such Loan and (ii) shall not take any action that could reasonably be expected to have a material adverse effect on (x) the collectibility of the Loans taken as a whole or (y) the realization on the related Loan Collateral, taken as a whole, or (z) the ability of the Master Servicer to perform its obligations hereunder, in each case without obtaining the prior written consent of the Trustee, the Purchaser and the Issuer. In connection with any amendment, modification or waiver relating to the Loan
Collateral consented to by the Master Servicer, the Master Servicer shall provide the Trustee with a certificate to the effect that such amendment, modification or waiver does not violate the provisions of this subsection (i).



             SECTION 4.2.  Existence; Status as the Master Servicer.

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


             SECTION 4.3.  Performance of Obligations.

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

           SECTION 4.5.  Indemnities.

         (a) The Master Servicer shall indemnify and hold harmless the Trustee and the Noteholders from and against any losses, damages, claims or liabilities arising out of the Master Servicer's breach of this Agreement.
         (b) The Master Servicer agrees to indemnify the Trustee for, and to hold the Trustee harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust created by the Indenture (other than taxes, penalties or other liabilities arising in connection with the Trustee's failure to withhold from payments with respect to the Notes amounts required to be withheld under the Code, or the Trustee's withholding from such payments amounts not required or permitted to be withheld under the Code), including the reasonable costs and expenses, including reasonable attorneys' fees, of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties under the Indenture provided that:

           (i) with respect to any such claim, the Trustee shall have given the Master Servicer written notice thereof promptly after the Trustee shall have knowledge thereof, provided, however, that the failure of the Trustee to so notify the Master Servicer shall not relieve the Master Servicer of its obligations pursuant to this subparagraph;

               (ii) the Master Servicer shall assume the defense of any such claim, provided that if the Master
Servicer shall not have employed counsel reasonably satisfactory to the Trustee to direct the defense of such claim within a reasonable time after such notice of the claim pursuant to paragraph (i) above, the Trustee shall have the right to direct the defense of such claim;

              (iii) the Trustee shall have the right to employ separate counsel with respect to any claim and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Trustee unless the payment of such counsel has been specifically authorized by the Master Servicer; provided further, however, that if the Trustee shall assume the defense of any claim as a result of the Master Servicer's failure to assume the defense of such claim as described in paragraph (ii) above, the Master Servicer shall pay the reasonable fees and expenses of Trustee's counsel in connection with the defense of such claim; and

                     (iv)      notwithstanding anything to the
contrary in this Section 4.5(b), the Master Servicer shall not be liable for settlement of any such claim by the Trustee entered into without the prior consent of the Master Servicer.

         (c) The Provisions of Section 4.5(a) and (b) shall survive the termination of this Agreement and the Indenture.


                              ARTICLE 5

                               DEFAULT

           SECTION 5.1.  Events of Default.

         (a) Any of the following acts or occurrences shall constitute an Event of Default by the Master Servicer under this Agreement:

                     (i)       any failure by the Master Servicer to
remit any payments received by it in respect of the Loans or Loan Collateral to the Lock Box Bank in accordance with any provision hereof within two (2) Business Days after receipt thereof; or

                     (ii)      the Trustee shall not have received a
report in accordance with Section 3.1(a) hereof within two (2) Business Days of the date required to be delivered or the Master Servicer shall have defaulted in the due observance of any provision of Section 4.2 or Section 4.4 hereof and such default shall have continued for five (5) Business Days after it has obtained knowledge of, or has been notified by the Trustee of such default; or

                     (iii)     the Master Servicer shall default in
the due performance and observance of any other provision of this Agreement and such default shall have continued for a period of 30 days after it has obtained knowledge of, or has been notified by the Trustee of such default; or

                     (iv)      any representation, warranty or
statement of the Master Servicer made in this Agreement or by the Master Servicer in its capacity as servicer in any certificate, report or other writing delivered pursuant hereto shall prove to be incorrect in any material respect as of the time when the same shall have been made; or

                     (v) the Master Servicer makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

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

           SECTION 5.2.   No Effect on Other Parties.

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

           SECTION 5.3.  Rights Cumulative.

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

             SECTION 6.1.  Termination of Agreement.

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

             SECTION 6.4.  Notices.

      All notices, requests or other communications desired or required to be given under this Agreement shall be in writing and shall be sent by (a) certified or registered mail, return receipt requested, postage prepaid,(b) national prepaid overnight delivery service, (c) telecopy or other facsimile transmission (following with hard copies to be sent by national prepaid overnight delivery service) or (d) personal delivery with receipt acknowledged in writing, as follows: (i) if to the Issuer, c/o Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267, Attention:
Executive Vice President, (ii) if to the Master Servicer, to the Master Servicer at Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267, Attention: Executive Vice President, (iii) if to the Trustee, at 450 West 33rd Street, New York, New York 10001, Attention: Global Trust Services, Structured Finance Services. Any of the persons in subclauses
(i) through (iii) above may change its address for notices hereunder by giving notice of such change to the other persons. Any change of address shown on a Note Register shall, after the date of such change, be effective to change the address for such Noteholder hereunder. All notices and demands shall be deemed to have been given either at the time of the delivery thereof to any officer of the Person entitled to receive such notices and demands at the address of such person for notices hereunder, or on the third day after the mailing thereof to such address, as the case may be.

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

      SECTION 6.8.  Counterparts.

      This Agreement may be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.


LITCHFIELD HYPOTHECATION CORP. 1998-A

                                By:            /s/  Heather A. Sica
                               Name:  Heather A. Sica
                               Title:  Executive Vice President


                                LITCHFIELD FINANCIAL CORPORATION


                                By:             /s/ Heather A. Sica
                               Name:  Heather A. Sica
                               Title: Executive Vice President


                                THE CHASE MANHATTAN BANK, as Trustee

                          By:  /s/ Cynthia Kerpen
                               Name: Cynthia Kerpen
                               Title: Assistant Vice President






























                                 Exhibit 10.174

INDENTURE OF TRUST (herein, as amended or supplemented from time to time as permitted hereby, the "Indenture"), dated as of June 1, 1998, by and between LITCHFIELD HYPOTHECATION CORP. 1998-B, a corporation organized under the laws of the State of Delaware (the "Issuer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (together with its permitted successors in the trusts hereunder, the "Trustee").


                        W I T N E S S E T H:


           WHEREAS, the Issuer proposes to issue from time to time its Hypothecation Loan Collateralized Notes in an aggregate outstanding principal amount not to exceed $50,000,000 (collectively, the "Notes") pursuant to this Indenture and to deliver the net proceeds of the sale thereof to the Originator (as such term and such other capitalized terms used herein and not otherwise defined are defined in Article I hereof) in consideration of the purchase of the Loans by the Issuer from the Originator;

           WHEREAS, Litchfield Financial Corporation, a Massachusetts corporation, in its capacity as servicer (the "Master Servicer") pursuant to a Servicing Agreement, dated as of June 1, 1998 (herein, as amended or supplemented from time to time as permitted thereby, the "Servicing Agreement"), by and among the Issuer, the Master Servicer, and the Trustee, will service the Loans;

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

                              ARTICLE 1

                     DEFINITIONS AND ASSUMPTIONS

      SECTION 1.1 Definitions. For all purposes of this Indenture, except as otherwise expressly provided herein or unless the context otherwise requires, capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in Appendix A hereto which is incorporated by reference herein. All other capitalized terms used herein shall have the meanings specified herein.

      SECTION 1.2 Construction. In this Indenture, unless the context otherwise requires:

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

           (c) Any headings preceding the texts of the several Articles and Sections of this Indenture, and any table of contents appended to copies hereof, shall be solely for convenience of reference and shall not constitute a part of this Indenture, nor shall they affect its meaning, construction or effect.

                              ARTICLE 2

                              THE NOTES

      SECTION 2.1 Authorization of Notes; Notes to Constitute Full Recourse Obligations.

           (a) The Notes issuable hereunder shall be issued as registered Notes, without coupons, in one or more series as from time to time shall be authorized by the Issuer. The Notes of all series shall be known and entitled generally as the "Litchfield Hypothecation Corp. 1998-B Hypothecation Loan Collateralized Notes." The Notes of each series shall have such further particular designation as the Issuer may adopt for each series, and each Note issued hereunder shall bear upon the face thereof the designation so adopted for the series to which it belongs;

           (b) The Trustee is hereby authorized and directed to authenticate and deliver a series of Notes of the Issuer which shall be designated as "Litchfield Hypothecation Corp. 1998-B Hypothecation Loan Collateralized Notes, Series A" (the "Series A Notes"). The Trustee is hereby authorized to authenticate and deliver to the Purchaser on the Closing Date Series A Notes in the initial principal amount of $15,841,431.90.

           (c) The Trustee is hereby authorized to authenticate and deliver a series of Notes of the Issuer which shall be designated from time to time as "Litchfield Hypothecation Corp. 1998-B Hypothecation Loan Collateralized Notes, Series B Variable Funding Notes (the "Variable Funding Notes") at any time and from time to time on or after the Closing Date, the Trustee is hereby authorized upon the direction of the Issuer to authenticate and deliver Variable Funding Notes in any principal amount in excess of $25,000; provided, however, that no authorization and delivery of Variable Funding Notes shall be authorized if, after giving effect to the principal amount of Variable Funding Notes to be issued, the aggregate principal amount of all Notes outstanding would exceed the Note Limit. The Variable Funding Notes shall be revolving variable amount funding Notes issued by the Issuer for the purpose of funding Future Advances made by the Originator to the Hypothecation Borrowers and assigned to the Issuer. Any Noteholder of Variable Funding Notes that purchases additional Variable Funding Notes (or at such Holder's direction, the Trustee) may, and is hereby authorized to, record on the grid attached to such Noteholder's Note the date and amount of any additional principal to be evidenced thereby; provided, however, that the failure to make any such recordation on such grid or any error on such grid shall not affect any Noteholder's rights with respect to the principal amount of such Note, or interest thereon. At any time and from time to time after the Closing Date, any Holder of Variable Funding Notes shall have the right, upon written notice to the Trustee and the Issuer and delivery of the Variable Funding Note to be converted to the Trustee, to convert not less than $750,000 in aggregate outstanding principal amount of Variable Funding Notes into Series C Notes of a like aggregate principal amount. Any Variable Funding Note so converted shall be cancelled by the Trustee.

           (d) The Trustee is hereby authorized to authenticate and deliver a series of Notes of the Issuer which shall be designated from time to time as "Litchfield Hypothecation Corp. 1998-B Hypothecation Loan Collateralized Notes, Series C" (the "Series C Notes"). At any time and from time to time on or after the Closing Date, the Trustee is hereby authorized upon receipt from a Holder of Variable Funding Notes of written notice requesting conversion of such Variable Funding Notes pursuant to Section 2.1(c) hereof (which conversion shall be effective as of a Payment Date specified in the request for conversion) and the Variable Funding Notes to be converted, to authenticate and deliver Series C Notes to such Holder in a like aggregate principal amount as the aggregate outstanding amount of the Variable Funding Notes converted.

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

      SECTION 2.2 Forms of Notes and Certificate of Authentication. The Notes and the Trustee's certificate of authentication shall be in substantially the forms set forth in Exhibit A attached hereto, with necessary or appropriate variations, omissions and insertions, as permitted or required by this Indenture and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may, consistent herewith, be determined by the Authorized Officers of the Issuer executing such Notes, as evidenced by their execution of such Notes. The definitive Notes shall be typed, photocopied, printed, lithographed or engraved or produced by any combination of these methods (with or without steel engraved borders), all as determined by the Authorized Officers of the Issuer executing such Notes, as evidenced by their execution of such Notes.

      SECTION 2.3 Authorized Principal Amount. The aggregate principal amount of the Notes that may be authenticated, delivered and Outstanding under this Indenture is $50,000,000. All Notes shall be identical in all respects except for the maturity thereof, the interest rate thereon, the denominations thereof and such differences to reflect the revolving nature of the Variable Funding Notes. All Notes issued under this Indenture shall in all respects be equally and ratably entitled to the benefits hereof without preference, priority or distinction on account of the actual time or times of authentication and delivery, all in accordance with the terms and provisions of this Indenture.

      SECTION 2.4 Date of Notes; Denominations. (i) Notes which are authenticated and delivered by the Trustee to or upon the order of the Issuer on the Closing Date shall be dated as of the Closing Date. Other series of Notes which are authenticated after the Closing Date shall be dated as of the respective Closing date therefor. All other Notes which are authenticated for any other purpose hereunder shall be dated the date of their authentication. The Series A Notes shall be issued in minimum denominations of $100,000, the Variable Funding Notes shall be issued in minimum denominations of $25,000 and the Series C Notes shall be issued in minimum denominations of $750,000.

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

      SECTION 2.5   Execution, Authentication, Delivery and Dating.
(i) Each Note shall be executed on behalf of the Issuer with the manual or facsimile signature of an Authorized Officer of the Issuer.

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

      SECTION 2.6   Transfer and Registry; Exchange; Negotiability.

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

      SECTION 2.7 Regulations With Respect to Exchanges and Transfers. In all cases in which the privilege of exchanging or transferring Notes is exercised, the Issuer shall execute and the Trustee shall authenticate and deliver Notes in accordance with the provisions of this Indenture. For every such exchange or registration of transfer of Notes, whether temporary or definitive, the Issuer and the Trustee may require the payment of a sum sufficient to cover any tax or other governmental charge required to be paid with respect to such exchange or registration of transfer. Neither the Issuer nor the Trustee shall be required to register the transfer of or exchange Notes for a period beginning on the Record Date next preceding a Payment Date and ending on such Payment Date.
      SECTION 2.8   Mutilated, Destroyed, Stolen or Lost Notes.

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

      SECTION 2.9 Medium of Payment; Payment of Principal and Interest.

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

                     (b)  Each Note shall bear interest on the
outstanding principal amount thereof from and including (i) June 29, 1998 in the case of the Series A Notes, and (ii) in the case of the Variable Funding Notes, the Series C Notes and any subsequent series of Notes, from and including the Closing date therefor, and, in each case, the most recent date to which interest has been paid until paid. Interest shall accrue on the principal amount of the Series A Notes and the Variable Funding Notes at the end of each day at a rate per annum equal to 2.10% plus the LIBOR Rate, as determined by the Master Servicer and set forth in the Master Servicer's Certificate. Interest shall accrue on the Series C Notes and any subsequent series of Notes at a rate to be determined by the Master Servicer on or before the Closing for such series of Notes. The term "LIBOR Rate" shall mean the rate published in The Wall Street Journal under "Money Rates" (or if such publication shall cease to publish such rate, then the rate published in such other nationally recognized publication as the Trustee may from time to time specify) as the average of the interbank offered rates for U.S. Dollar deposits in the London interbank market for a term of one month, based on quotations at 5 major banks. The LIBOR Rate for each day of a Payment Period shall be the rate so published on the first Business Day of such Payment Period. Interest shall accrue at the Default Rate with respect to the principal amount of any portion of the Notes that is not paid on the Payment Date for such principal (whether due at stated maturity, on demand, upon acceleration or otherwise) until paid in full. Interest shall be calculated daily and shall be computed on the basis of a 360-day year of twelve months of 30 days each.

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

           (C)If within the applicable time period set forth in paragraph (A) above the Issuer fails to cure, in all material respects, any such representation or warranty with respect to a Loan which is, in any material respect, false, incorrect or misleading, then, the Issuer shall as soon as possible but in no event later than 60 days following notice or discovery of the false, incorrect or misleading representation or warranty, take all actions necessary or advisable under this Indenture and the Purchase and Sale Agreement to (i) cause the Trustee to redeem (pursuant to the exercise of the Repurchase Option set forth in Section 4(b) of the "Purchase and Sale Agreement"), on a pro rata basis among the outstanding Notes, an aggregate principal amount of the Notes equal to the outstanding principal amount of the Loan with respect to which the false, incorrect or misleading representation or warranty was made, and to pay accrued interest on such redeemed Notes to the date of redemption or (ii), with the consent of the Holders of at least 66 2/3% of the aggregate outstanding principal amount of the Notes, substitute a new Loan for such Loan. As a condition to granting such consent the Noteholders shall be entitled to conduct a credit review of the proposed substitute substitute Loan.

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

      SECTION 2.10 Persons Deemed Owners. The Issuer, the Trustee and the Note Registrar may deem and treat the Person in whose name any Note shall be registered upon the Note Register as the absolute owner of such Note, whether such Note shall be overdue or not, for the purpose of receiving payment of, or on account of, the principal of and interest on such Note and for all other purposes, and all such payments so made to any such Holder or upon his order shall be valid and effective to satisfy and discharge the liability upon such Note to the extent of the sum or sums so paid, and neither the Issuer, the Trustee nor the Note Registrar shall be affected by any notice to the contrary.

      SECTION 2.11 Cancellation. All Notes surrendered upon payment of the final installment of principal pursuant to Section 2.9(c) hereof or otherwise surrendered for registration of transfer, conversion or exchange shall be delivered to the Trustee and shall be promptly canceled by it. The Issuer may at any time deliver to the Trustee for cancellation any Notes previously authenticated and delivered hereunder which the Issuer may have acquired in any manner whatsoever, and all Notes so delivered shall be promptly canceled by the Trustee. No Notes shall be authenticated in lieu of or in exchange for any Notes canceled as provided in this Section, except as expressly permitted by this Indenture.

     SECTION 2.12 Access to List of Noteholders' Names and Addresses. The Note Registrar will furnish or cause to be furnished to the Trustee, the Issuer or any Noteholder promptly after receipt by the Note Registrar of a request therefor from the Trustee, the Issuer or such Noteholder in writing, a list, in such form as the Trustee, the Issuer or such Noteholder may reasonably require, of the primary contacts, names and addresses of the Noteholders as of the most recent Record Date. Every Noteholder by receiving and holding Notes, agrees with the Issuer, the Registrar and the Trustee that neither the Issuer, the Note Registrar nor the Trustee shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the Noteholders hereunder, regardless of the source from which such information was derived.

      SECTION 2.13   Acts of Noteholders.

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

      (f) Any Notes owned by the Issuer, the Master Servicer , or any of their respective Affiliates (other than Notes which have been pledged or collaterally assigned by any of them) shall not be considered outstanding for the purposes of determining whether any act of the Noteholders hereunder has been validly taken, whether it shall be providing consent, granting waivers or otherwise.

                               ARTICLE 3

                          ISSUANCE OF NOTES

      SECTION 3.1 Conditions to Authentication and Delivery of Notes. Following execution and delivery of this Indenture by the Issuer and the Trustee, Notes shall from time to time be executed by the Issuer and delivered to the Trustee for authentication and delivery together with the written order required pursuant to Section 2.5 hereof, and, thereupon, the same shall be authenticated; provided, however, that on or before the authentication and delivery of Notes on the initial Closing Date, and, as a condition to such authentication and delivery, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received the following:

                   (i) A List of Loans, certified by an Authorized Officer of the Master Servicer;

                (ii) The originals of each Loan Document relating to each Loan;

            (iii) If any of the Transaction Documents include an instrument executed by a
Hypothecation Borrower or a Consumer, the original instrument endorsed in blank by the Hypothecation Borrower or Consumer, or, if endorsed to the Originator or the Issuer, endorsed in blank by an Authorized Officer of the Originator or the Issuer;

                  (iv)  The originals of all Consumer Financing
Document;

           (v) If any of the Loan Collateral consists of real estate encumbered by a Mortgage, an original or copy time-stamped by the appropriate recording office of the recorded Mortgage and an original or copy time-stamped by the appropriate recording office of all amendments to such Mortgage and , to the extent obtained by the Originator, a title insurance policy insuring the lien of the mortgage;

            (vi) A copy of an officially certified document, dated not more than 30 days prior to the
Closing Date (and, if available, confirmed on the Business Day prior to the Closing Date by telegram, telephone or other similar means), evidencing the due organization and good standing of the Issuer;

                     (vii) A certificate of an Authorized Officer of the Issuer dated as of the Closing Date, certifying that (a) the Issuer is not in Default under this Indenture; (b) the issuance of the Notes applied for will not result in any breach of any of the terms, conditions or provisions of, or constitute a default under any indenture, mortgage, deed of trust or other agreement or instrument to which the Issuer is a party or by which it or its property is bound or any order of any court or administrative agency entered in any Proceeding to which the Issuer is a party or by which it or its property may be bound or may be subject; (c) the Issuer is the owner of each Loan Granted to the Trustee; the Issuer has not assigned any interest or participation in any such Loan; and the Issuer has full right to Grant each such Loan to the Trustee; (d) the Issuer has Granted to the Trustee all of its right, title, and interest in each Loan Granted to the Trustee; (e) other than liens created under or pursuant to the Indenture, the Trust Estate is free and clear of any pledge, charge or encumbrance thereon or with respect thereto created by or through the Issuer, and all action on the part of the Issuer to that end has been duly and validly taken; (f) after giving effect to the issuance of the Notes, the aggregate outstanding principal amount of the Notes will not exceed the Note Limit; and (g) all conditions precedent provided in this Indenture relating to the issuance, authentication and delivery of the Notes applied for have been complied with;

           (viii) An Opinion of Counsel (or Opinions of Counsel) to the Issuer, addressed to the
Trustee and the Purchaser and dated as of the date of authentication of the Notes applied for, in the form attached hereto as Exhibit D;

           (ix)   A fully executed copy of each of the following agreements:

                     (A)  this Indenture;

                             (B)  the Servicing Agreement;

                     (C)  the Agency Agreements;

                     (D)  the Purchase and Sale Agreement;

                     (E)  the Deposit Account Assignment; and

                             (F)  the Payment Direction Agreement.

         (x) A certificate of an Authorized Officer of the Issuer, dated as of the date of authentication of the Notes applied for, that the Issuer has filed or caused to be filed UCC-1 financing statements in the appropriate recording offices executed by the Issuer, as debtor, and naming the Trustee, as secured party, and the Loans and Loan Collateral as collateral;

  (xi) Copies of resolutions of the Board of Directors of the Master Servicer approving the
execution,   delivery  and  performance  of  the  Servicing  Agreement  and  the transactions contemplated thereby, certified by the Clerk or an Assistant Clerk of the Master Servicer;

         (xii) A copy of an officially certified document, dated not more than 30 days prior to the date of authentication of the Notes applied for (and, if available, confirmed on the Business Day prior to such date by telegram, telephone or other similar means), evidencing the due organization and good standing of the Master Servicer in the state of its organization; and

         (xiii) Other. Such other documents as may be reasonably requested by the Trustee or the
Purchaser. Notwithstanding the foregoing, for each Loan constituting a Participation Interest, in lieu of the foregoing documents, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received a copy of the Loan Documents and the original participation certificate endorsed in blank by an Authorized Officer of the Originator.

        SECTIONVI3.2    Additional Document Deliveries; Post Closing Matters

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

            (b) On or before any Closing after the Closing Date, as a condition to the authentication and delivery of Notes on the date of such Closing, the Trustee, or the Collateral Agent on behalf of the Trustee, shall have received
(i) the documents specified in Sections 3.1(i) through 3.1(v) above, and (ii) a certificate of an Authorized Officer of the Issuer dated the date of such Closing, certifying as to the matters set forth in Section 3.1 (vii) above.

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

                               ARTICLE 4

                        COVENANTS OF THE ISSUER

      SECTION 4.1 Payment of Principal and Interest. The Issuer will duly and punctually pay the principal of and interest on the Notes in accordance with the terms of the Notes and this Indenture.

      SECTION 4.2 Maintenance of Existence.

            (a) Except as permitted by Section 4.2(b), the Issuer will keep in full effect its existence, rights and franchises as a corporation under the laws of the State of its organization and the Issuer or any permitted successor hereunder will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Indenture, the Notes, the Servicing Agreement or any of the Loan Documents. The Issuer at all times shall hold itself out as having an existence separate from that of the Master Servicer, and shall keep books and records separate from those of the Master Servicer.

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

      SECTION 4.3 Protection of Trust Estate. (a) The Issuer will from time to time execute and deliver or cause to be delivered all amendments hereto and all such financing statements, continuation statements, instruments of further assurance and other instruments, and will take such other action necessary or advisable to:

                   (i) Grant more effectively all or any portion of the Trust Estate;

                   (ii) maintain or preserve the lien (and the priority thereof) of this Indenture or carry out more effectively the purposes hereof;

           (iii) perfect, publish notice of, or protect the validity of any Grant made or to be made by this Indenture;

             (iv) preserve and defend title to the Trust Estate and the rights of the Trustee, and of the
Noteholders secured thereby, in such Trust Estate against the claims of all Persons and parties; and

                   (v) pay any and all taxes levied or assessed upon all or any part of the Trust Estate.

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

      SECTION 4.4 Enforcement of Servicing Agreement.

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

                (d) If any of the Noteholders or the Issuer notifies the Trustee that action is necessary in order to defend, enforce, preserve or protect the rights and interests of the Issuer and the Noteholders under or with respect to the Servicing Agreement, the Trustee shall notify the Issuer or the Master Servicer, as the case may be, and direct the notified party to diligently enforce all terms and covenants and satisfy all conditions of the Servicing Agreement. The Trustee may, without the consent of any Noteholder, enter into or consent to any amendment or supplement to the Servicing Agreement for the purpose of increasing the obligations or duties of any party other than the Trustee or the Noteholders. The Noteholders shall be provided with notice of any amendment of the Servicing Agreement pursuant to the preceding sentence. Except as provided above in this paragraph, the Trustee shall not consent or agree to or permit any amendment, modification or waiver of the Servicing Agreement without the prior consent thereto of the Holders of 66-2/3% of the aggregate outstanding principal amount of the Notes (without regard to any Notes owned by the Master Servicer or any of its Affiliates). The Trustee may, in its discretion, decline to enter into or consent to any such supplement or amendment if its own rights, duties or immunities shall be adversely affected.

      SECTION 4.5 Books of Account. The Issuer covenants that the books of record and account of the Issuer and, pursuant to the provisions of the Servicing Agreement, the Master Servicer shall at all times be subject to the inspection and use of the Trustee and any Holder of Notes and of their respective agents and attorneys.

      SECTION 4.6 Performance of Obligations. The Issuer will punctually perform and observe all of its obligations and agreements under the terms of this Indenture and the Notes. The Issuer will not take any action, and will use its best efforts not to permit any action to be taken by others, which would release any Person's covenants or obligations under any instrument included in the Trust Estate, or which would result in the hypothecation, subordination, termination or discharge of, or impair the validity or effectiveness of, any such instrument, except as expressly provided in this Indenture.

      SECTION 4.7 Negative Covenants. Except as expressly permitted by this Indenture or contemplated by the Servicing Agreement, the Issuer will not:

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

                 (f) consolidate with or merge into any other Person or convey, transfer or lease substantially all of its assets as an entirety to any Person unless (i) the Person formed by such consolidation or into which the Issuer has been merged or the Person which acquires substantially all of the assets of the Issuer as an entirety is an organization organized under the laws of a state in the United States, can lawfully perform the obligations of the Issuer hereunder and executes and delivers to the Trustee an agreement, in form and substance reasonably satisfactory to the Trustee, which contains an assumption by such successor entity of the due and punctual performance and observance of each representation, warranty, covenant and obligation to be made, performed or observed by the Issuer under this Indenture; and (ii) Noteholders representing 51% of the outstanding principal amount of the Notes consent to such consolidation, merger or transfer of assets;

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

      SECTION 4.8 Protection of Security: Power to Issue Notes and Grant Trust Estate; Indenture to Constitute Contract. The Issuer represents, warrants and covenants that:

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

      SECTION 4.9 Maintenance of Offices or Agency. The Issuer will maintain an office or agency, which may be changed in the discretion of the Issuer, within the United States of America at which Notes may be presented or surrendered for payment, Notes may be surrendered for registration of transfer or exchange and notices and demands to or upon the Issuer in respect of the Notes and this Indenture may be served. The Issuer hereby initially appoints the Trustee at its corporate trust office such office or agency. The Issuer will give prompt written notice to the Trustee of the location, and of any change in the location, of any such office or agency. If at any time the Issuer shall fail to maintain any such office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the corporate trust office, and the Issuer hereby appoints the Trustee at its corporate trust office its agent to receive all such presentations, surrenders, notices and demands.

      SECTION 4.10 Further Assurances. The Issuer will execute and deliver, or cause to be executed and delivered, all such additional instruments and do, or cause to be done, all such additional actions as (i) may be necessary or proper, consistent with the Granting Clause hereof, to carry out the purposes of this Indenture and to make subject to the lien hereof any property intended so to be subject, (ii) may be necessary or proper to transfer to any successor trustee the estate, powers, instruments and funds held in trust hereunder and to confirm the lien of this Indenture with respect to any series of the Notes, or (iii) the Trustee may reasonably request for any of the foregoing purposes. The Issuer hereby authorizes the Trustee to execute and file all such financing statements, continuation statements and other documents as the Trustee may deem necessary or advisable to make or keep effective the lien of this Indenture or any supplemental indenture and the priority thereof. The Trustee shall have no duty to monitor compliance by the Issuer with the foregoing covenants or to determine whether the execution or filing of any financing statements or any other document is necessary or advisable in connection with the foregoing.

                              ARTICLE 5

                ACCOUNTS, DISBURSEMENTS AND RELEASES

      SECTION 5.1 Collection of Money. Except as otherwise expressly provided herein, the Trustee may demand payment or delivery of, and shall receive and collect, directly and without intervention or assistance from any fiscal agent or other intermediary, pursuant to the terms hereof, all money and other property payable to or receivable by the Trustee pursuant to this Indenture, including all payments due on the Loans, in accordance with the respective terms and conditions of such Loans and the Loan Collateral. Except as otherwise expressly provided herein, the Trustee shall hold all such money and property received by it as part of the Trust Estate and shall apply it as provided in this Indenture.

      SECTION 5.2  Payment Account.

                (a) On or prior to the Closing Date, the Trustee shall establish and thereafter maintain a separate trust account under the sole control of the Trustee entitled "The Chase Manhattan Bank, as trustee, in trust for the benefit of the holders of the Litchfield Hypothecation Corp. 1998-B Hypothecation Loan Collateralized Notes--Payment Account." The Trustee shall make withdrawals from the Payment Account only as provided in this Indenture. Monies on deposit in the Payment Account shall be invested in accordance with Section 5.4 hereof.

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

              (iii) To the Holders of Notes on the Record Date relating to such Payment Date, interest accrued on the Notes in the related Payment Period;

         (iv) Pro rata to the Holders of Notes on the Record Date relating to such Payment Date, the Principal Payment Amount due and payable, if any, with respect to the Notes;

              (v) If the Master Servicer is the Originator or an Affiliate of the Originator, to the Master
Servicer by wire transfer of immediately available funds, an amount equal to the Servicing Fee due and payable on such Payment Date plus all Servicer Advances made by the Master Servicer on previous Payment Dates to the extent the Master Servicer has not been reimbursed for such Servicer Advances; and

                 (vi) Provided no Payment Default has occurred and is continuing, to the Issuer, all remaining amounts on deposit in the Payment Account, plus all Investment Income, if any, then held in the Payment Account to the extent not needed to make the distributions required by clauses (i) through
(v) of this Section 5.2(c);

      SECTION 5.3 Servicer Advances. If on the date which is two Business Days prior to a Payment Date, amounts on deposit in the Payment Account are insufficient to make the distributions required to be made on such Payment Date pursuant to paragraphs (iii) and (iv) of Section 5.2 hereof, the Master Servicer shall be required to make a deposit in the amount of such shortfall into the Payment Account (each, a "Servicer Advance") on such date; provided, however, that the Master Servicer shall not be obligated to make any Servicer Advance if the Master Servicer determines that the Master Servicer will not be able to ultimately recover the full amount of such Servicer Advance; and, provided, further that at no time shall outstanding unreimbursed Future Advances in respect of any particular Loan exceed $100,000. The Master Servicer shall be entitled to reimbursement for any Servicer Advance as provided in Section 5.2 hereof.

      SECTION 5.4 Investment of Funds. Amounts on deposit in the Payment Account shall, if and to the extent then permitted by law, be invested by the Trustee in Eligible Investments, at the written direction of an Authorized Officer of the Issuer. Such investments shall mature on or before the Business Day preceding the Payment Date following the date of such investment. Net income or gain received and collected from such investments shall be credited and losses charged to the Payment Account.

      SECTION 5.5 Repayment to the Issuer from the Accounts. After payment in full of the principal of, interest on, and all other amounts due and payable with respect to the Notes (in accordance with Section 7.1 hereof) and the payment of all fees, reimbursable charges and expenses of or other amounts owed to the Issuer, the Trustee, and the Note Registrar and all other amounts required to be paid hereunder, all amounts remaining in the Payment Account shall be paid to the Issuer on its written order.

      SECTION 5.6 Reports to the Noteholders. On each Payment Date, the Trustee will furnish to the Issuer and will include with each distribution to the Noteholders the Master Servicer's Certificate delivered pursuant to Section 3.1(a) of the Servicing Agreement.

                               ARTICLE 6

                               [RESERVED]

                               ARTICLE 7

                   EVENTS OF DEFAULT AND REMEDIES

      SECTION 7.1 Events of Default. Each of the events described in clauses (a) through (l) below shall constitute an "Event of Default" with respect to the Notes (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

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

                (f) The Issuer makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

                (g) The Issuer petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Issuer, or of any substantial part of the assets of the Issuer, or commences a voluntary case under the Bankruptcy Law of the United States or any proceedings relating to the Issuer, under the Bankruptcy Law of any other jurisdiction; or

                (h) Any such petition or application is filed, or any such proceedings are commenced, against the Issuer and the Issuer by any act indicates its approval thereof, consent thereto or acquiescence therein, or any order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings and such order, judgment or decree remains unstayed and in effect for more than 30 days; or

                (i) Any order, judgment or decree is entered in any proceedings against the Issuer decreeing the dissolution of the Issuer and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

                (j) A final judgment in an amount in excess of $50,000 is rendered against the Issuer, and within 60 days after entry thereof, such judgment is not discharged or execution thereof stayed pending appeal, or within 60 days after the expiration of any such stay, such judgment is not discharged; or

       (k) Any assignment by the Issuer to a delegate of its duties or rights hereunder, except as specifically permitted hereunder, or any attempt to make such an assignment; or

                (l) Any occurrence or existence of any Event of Default (as defined in the Servicing Agreement) under the Servicing Agreement.

      SECTION 7.2 Acceleration of Maturity. (a) Upon the occurrence and continuance of an Event of Default, (i) if such event is an Event of Default specified in clause (h), (i), (j) or (k) of Section 7.1, all of the Notes at the time outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Issuer, and (ii) if such event is any other Event of Default, the Trustee may, and, upon the written request of over 25% in aggregate outstanding principal amount of the Notes (by notice in writing to the Issuer and the Trustee), shall declare all of the Notes to be, and all of the Notes shall thereupon be and become, immediately due and payable together with interest accrued thereon, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Issuer.

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

      SECTION 7.3 Enforcement of Remedies. (a) If an Event of Default shall have occurred and be continuing and the Notes have been declared due and payable and such declaration and its consequences have not been rescinded and annulled, the Trustee may, and upon the written request of the Holders of over 25% in aggregate outstanding principal amount of the Notes shall, proceed to protect and enforce its rights and the rights of the Noteholders under the Notes and this Indenture and take one or more of the following actions without limitation:

        (i) proceed to protect and enforce its rights and the rights of the Noteholders by appropriate
Proceedings whether by the specific enforcement of any covenant or agreement in this Indenture or in the aid of the exercise of any power granted herein, or to enforce any other property remedy;

                     (ii)      institute Proceedings for the
collection of all amounts then payable on the Notes, whether by declaration or otherwise, enforce any judgment obtained, and collect any monies adjudged due;

(iii) in accordance with Section 7.13, sell the Trust Estate or any portion thereof or rights or interest therein, at one or more public or private sales called and conducted in any manner permitted by law;

              (iv) institute Proceedings from time to time for the complete or partial foreclosure of this Indenture with respect to the Trust Estate; and

              (v) exercise any remedies of a secured party under the Uniform Commercial Code and take any other appropriate action or protect and enforce the rights and remedies of the Trustee or the Noteholders hereunder.

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

      SECTION 7.4 Application of Money Collected Upon Acceleration. If the Notes have been declared due and payable pursuant to Section 7.2 hereof, any moneys collected by the Trustee pursuant to this Article 7 or otherwise held by the Trustee as part of the Trust Estate shall be applied in the following order at the date or dates fixed by the Trustee and, in case of the distribution of such moneys on account of principal of and interest on the Notes upon presentation and surrender thereof:

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

      SECTION 7.5 Unconditional Rights of Noteholders To Receive Principal and Interest. Notwithstanding any other provision in this Indenture, the Holder of any Note shall have an absolute and unconditional right to receive payment of the principal of and interest on such Note (subject to Section 2.9 hereof) on or after the respective Payment Dates expressed in such Note, and such right shall not be impaired without the consent of such Holder.

      SECTION 7.6 Restoration of Rights and Remedies. If the Trustee or any Noteholder has instituted any Proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Noteholder, then and in every such case the Issuer, the Trustee and the Noteholders shall, subject to any determination in such proceedings, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee and the Noteholders shall continue as though no such Proceeding had been instituted.

      SECTION 7.7 Rights and Remedies Cumulative. No right or remedy herein conferred upon or reserved to the Trustee or to the Noteholders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise; the assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

      SECTION 7.8 Delay or Omission Not Waiver. No delay or omission of the Trustee or any Holder to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every such right and remedy given by this Article 7 or by law to the Trustee or to the Noteholders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Noteholders, as the case may be.

      SECTION 7.9 Control by Noteholders Subject to the provisions of Section 7.2, Section 7.3 and Section 7.7, the Holders of at least 51% of the aggregate outstanding principal amount of the Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee with respect to the Notes or exercising any trust or power conferred on the Trustee with respect to the Notes; provided that:

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

      SECTION 7.10 Waiver of Past Events of Default. Prior to the time a judgment or decree for payment of the money due has been obtained by the Trustee, as provided in this Article VII, the Trustee may waive any past Event of Default with respect to the Notes and its consequences except an Event of Default (a) in the payment of principal of or interest on any of the Notes or
(b) in respect of a covenant or provision hereof which cannot be modified or amended without the consent of the Holder of each Note affected. Upon any such waiver, such Event of Default shall cease to exist and be deemed to have been cured and not to have occurred, and any Event of Default arising therefrom shall be deemed to have been cured, and not to have occurred for every purpose of this Indenture. In the case of any such waiver, the Issuer, the Trustee and the Holders of the Notes shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other Event of Default or impair any right consequent thereon.

      SECTION 7.11 Undertaking for Costs. The Issuer and the Trustee agree, and each Noteholder by such Noteholder's acceptance of a Note shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture undertaken by the Trustee at the direction of the Noteholders, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 7.11 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Noteholder, or group of Noteholders, holding in the aggregate at least 51% of the aggregate outstanding principal amount of the Notes, or to any suit instituted by any Noteholder for the enforcement of the payment of principal of or interest on any Note, which principal or interest is due and payable.

      SECTION 7.12 Issuer Waiver of Stay or Extension Laws; Waiver of Jury Trial
(i) The Issuer covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Issuer (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                      (ii)  The Issuer and the Trustee each hereby
waives the right to trial by jury in any Proceeding of any kind arising out of or in respect of this Indenture or any Note.

      SECTION 7.13   Sale of Trust Estate.

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

                  (b) The Trustee may bid for and acquire any portion of the Trust Estate in connection with a public sale or, to the extent permitted by law, a private sale thereof, and in lieu of paying cash to the Issuer therefor, may make settlement for the purchase price by applying to the gross sale price in payment therefor the sum of (i) the amount of unpaid principal of and accrued interest on the Notes, and (2) the expenses of the sale and of any proceedings in connection therewith which are reimbursable to it pursuant to Section 9.7 hereof and other amounts due hereunder and secured by the Trust Estate. The Notes need not be produced to complete any such sale. Any Noteholder may bid for and purchase any portion of the Trust Estate at any private or public sale thereof.

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

      SECTION 7.14 Action on Notes. The Trustee's right to seek and recover judgment on the Notes or under this Indenture shall not be affected by the seeking, obtaining or application of any other relief under or with respect to this Indenture. Neither the lien of this Indenture nor any rights or remedies of the Trustee or the Noteholders shall be impaired by the recovery of any judgment by the Trustee against the Issuer or by the levy of any execution under such judgment upon any portion of the Trust Estate or upon any of the assets of the Issuer.

                               ARTICLE 8

                       SATISFACTION AND DISCHARGE

      SECTION 8.1 Satisfaction and Discharge of Indenture. This Indenture shall cease to be of further effect except as to (a) rights of registration of transfer and exchange, (d) rights of substitution of new Notes for mutilated, destroyed, lost or stolen Notes, (e) rights of Noteholders to receive payments of principal thereof and interest thereon, (f) the rights, obligations and immunities of the Trustee hereunder, and (g) the rights of Noteholders as beneficiaries hereof with respect to the property so deposited with the Trustee and payable to them, and the Trustee, on demand of and at the expense of the Issuer, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when:

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

      SECTION 8.2 Application of Trust Money. All moneys deposited with the Trustee pursuant to Article V hereof shall be held in trust by the Trustee, in its trust capacity and not in its commercial capacity, and applied by the Trustee in accordance with the provisions of the Notes and this Indenture, to the payment to the Holders of the Notes, and, if required hereunder, to the Issuer.

      SECTION 8.3 Release of Trust Estate.

                  (a) Subject to the payment of its fees and expenses pursuant to Section 9.7 hereof and only when and to the extent required by the provisions of this Indenture, the Trustee (or any Collateral Agent on its behalf) shall execute instruments to release property from the lien of this Indenture, or convey the Trustee's interest in the same, in a manner and under circumstances which are not inconsistent with the provisions of this Indenture. No party relying upon an instrument executed by the Trustee as provided in this Article VIII shall be bound to ascertain the Trustee's authority, inquire into the satisfaction of any conditions precedent or see to the application of any moneys.

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

                               ARTICLE 9

                              THE TRUSTEE

      SECTION 9.1   Certain Duties and Responsibilities

                  (a)  Except during the continuance of an Event of
Default:

                         (ii)  the duties of the Trustee shall be
determined solely by the express provisions of this Indenture and the Trustee need perform only those duties and no others; the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                         (iii)  in the absence of bad faith on its
part, the Trustee may conclusively rely upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture, including investment instructions received pursuant to Section 5.4 hereof, as to the truth of the statements and the correctness of the opinions expressed therein; but in the case of any such certificates or opinions which by any provision of this Indenture are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform as to form to the requirements of this Indenture.

                  (b) In case an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

                  (c) No provision of this Indenture, including, without limitation, Section 9.7, shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                 (i) this subsection shall not be construed to limit the effect of subsection (a) of this
Section 9.1;

                 (ii)     the Trustee shall not be liable for any
      error of judgment made in good faith by an Authorized Officer of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts; and

                     (iii) the Trustee shall not be personally liable with respect to any action taken or omitted to be taken by it in good faith in accordance with any direction received by the Trustee in accordance with the terms of this Indenture from the Holders of at least 51% (or such other percentage as may be required by the terms hereof) of the then aggregate outstanding principal amount of the Notes relating to the time, method and place of conducting any Proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture.

                  (d) Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct of, affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

                  (e) For all purposes under this Indenture, the Trustee shall not be deemed to have notice of any Default or Event of Default (other than an Event of Default described in Sections 7.1(a) or (b) hereof) or a Default or
Event of Default under any document included in the Trust Estate, unless an Authorized Officer of the Trustee has actual knowledge thereof or unless the Trustee has received written notice thereof at the Trust Office and such notice references the Notes generally, the Issuer, the Trust Estate or this Indenture. For purposes of determining the Trustee's responsibility and liability hereunder, whenever reference is made in this Indenture to a Default or an Event of Default, such reference shall be construed to refer only to the Default or the Event of Default of which the Trustee is deemed to have notice pursuant to this Section 9.1(e).

                  (f) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if there shall be reasonable ground for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it, the Trustee having the right to require an indemnity pursuant to subparagraph (g) below.

                  (g) The Trustee shall not be under any obligation to institute any suit, or to take any remedial Proceeding under this Indenture, or to enter any appearance in or in any way defend any suit in which it may be made defendant, or to take any steps in the execution of the trusts hereby created, the performance of any of its duties hereunder or in the enforcement of any rights and powers hereunder until it shall be indemnified to its reasonable satisfaction against any and all costs and expenses, outlays and counsel fees and other reasonable disbursements and against all liability, except liability which is adjudicated to have resulted from its own negligence or willful misconduct, in connection with any action so taken.

                  (h) Notwithstanding any extinguishment of all right, title and interest of the Issuer in and to the Trust Estate following an Event of Default and a consequent declaration of acceleration of the maturity of the Notes, whether such extinguishment occurs through a sale of the Trust Estate to another person, the acquisition of the Trust Estate by the Trustee or otherwise, the rights, powers and duties of the Trustee with respect to the Trust Estate (or the proceeds thereof) and the Noteholders and the rights of the Noteholders shall continue to be governed by the terms of this Indenture.

                  (i) The Trustee shall keep and maintain proper books of record and accounts relating to the Notes in which full, true and correct entries will be made of all dealings or transactions of the Trustee in relation to the Notes, the Accounts and the Issuer. The Trustee shall keep such books of record and accounts available for inspection by the Issuer or by any Holder of Notes during reasonable business hours and under reasonable circumstances. For purposes of preparing such books and records, the Trustee is authorized to retain outside accountants at the expense of the Issuer.

      SECTION 9.2 Notice of Events of Default. Promptly after the Trustee shall have notice of the occurrence of any Default or Event of Default, the Trustee shall transmit by mail to all Holders and the Issuer notice of such Event of Default known to the Trustee.

      SECTION 9.3 Certain Rights of the Trustee. Except as otherwise expressly provided in Section 9.1 hereof:

                  (a) in the absence of bad faith or negligence the Trustee conclusively may rely on and shall be protected in acting or refraining from acting when doing so, in each case in accordance with any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document believed by the Trustee to be genuine and to have been signed or presented by the proper party or parties, and the Trustee need not investigate any facts stated therein;

                  (b) whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officer's Certificate;

                  (c) before the Trustee acts or refrains from acting, it may require an Officer's Certificate or Opinion of Counsel, or both, and the Trustee shall not be liable for any action it takes, suffers or omits in reliance on either thereof; the Trustee may consult with counsel, and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of the legality of any action taken, suffered or omitted by the Trustee hereunder in good faith and in reliance thereon;

                  (d) the Trustee shall not be under any obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Noteholders pursuant to this Indenture, unless such Noteholders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

                  (e) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document, but the Trustee in its discretion may make such further inquiry or investigation into such facts or matters as it may see fit, and if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled, on reasonable prior notice to the Issuer, to examine the books, records and premises of the Issuer, personally or by agent or attorney, during the Issuer's normal business hours; provided that the Trustee shall and shall cause its agents to hold in confidence all such information except to the extent disclosure may be required by law and except to the extent that the Trustee, in its sole judgment, may determine that such disclosure is consistent with its obligations hereunder;

                  (f) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder;

                  (g) the Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within the rights or powers conferred upon it by this Indenture;

                  (h) to the extent a Person other than the Trustee is appointed by the Issuer to act as Note Registrar, such Person shall be an agent of the Issuer, and the Trustee shall not be liable or responsible by reason of any act or omission of any such Person; and

            (i) the Trustee shall not be responsible for recalculating , recomputing, or verifying any information provided to it by the Master Servicer or any Sub-Servicer.

      SECTION 9.4 Not Responsible for Recitals or Issuance of Notes. The recitals contained herein and in the Notes, except any such recitals relating to the Trustee, shall be taken as the statements of the Issuer, and the Trustee assumes no responsibility for their correctness. The Trustee shall not be responsible for and makes no representation as to the validity or sufficiency of this Indenture, the Notes or the Trust Estate. The Trustee shall not be accountable for the Issuer's issue of the Notes or application of the proceeds thereof or for any money paid to the Issuer or upon the Issuer's direction under any of the provisions of this Indenture. The Trustee is not responsible for the use or application of any moneys by any agent other than the Trustee, including, without limitation, the Master Servicer. The Trustee shall not be responsible for any statement in the Notes or in any other document prepared, executed or delivered in connection with the sale and issuance of the Notes or the execution and delivery of this Indenture except its certificate of authentication.

      SECTION 9.5 May Hold Notes. The Trustee, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Issuer with the same rights it would have if it were not Trustee.

      SECTION 9.6 Money Held in Trust. Money held by the Trustee in trust hereunder will be held by the Trustee in its trust capacity and not in its commercial capacity, in a segregated account in accordance with the Indenture. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed in writing with the Issuer and except to the extent of income or other gain on Eligible Investments which are obligations of the Trustee (excluding obligations of Affiliates of the Trustee) and income or other gain actually received by the Trustee on Eligible Investments which are obligations of a third party.

      SECTION 9.7  Compensation and Reimbursement

       (b)  The Issuer agrees:

          (4) subject to any separate written agreement with the Trustee, to pay the Trustee from time to time reasonable compensation for all services rendered by it or any of its agents, including, without limitation, the Collateral Agent (each, the "Trustee" for the purposes of this Section 9.7(a)) hereunder (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

          (5) to reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture; and

          (6) to indemnify the Trustee for, and to hold the Trustee harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of this trust (other than taxes, penalties or other liabilities arising in connection with the Trustee's failure to withhold from payments with respect to the Notes amounts required to be withheld under the Code, or the Trustee's withholding from such payments amounts not required or permitted to be withheld under the
Code), including the reasonable costs and expenses, including reasonable attorneys' fees, of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties hereunder; provided that:

            (j)   with respect to any such claim, the Trustee shall
               have given the Issuer written
notice thereof promptly after the Trustee shall have knowledge thereof, provided, however, that the failure of the Trustee to so notify the Issuer shall not relieve the Issuer of its obligations pursuant to this subparagraph;

            (v) the Issuer shall assume the defense of any such claim, provided that if the Issuer shall not have employed counsel reasonably satisfactory to the Trustee to direct the defense of such claim within a reasonable time after such notice of the claim pursuant to paragraph (i) above, the Trustee shall have the right to direct the defense of such claim;

            (vi)  the Trustee shall have the right to employ separate
                 counsel with respect to any
claim and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Trustee unless the payment of such counsel has been specifically authorized by the Issuer; provided further, however, that if the Trustee shall assume the defense of any claim as a result of the Issuer's failure to assume the defense of such claim as described in paragraph (ii) above, the Issuer shall pay the reasonable fees and expenses of Trustee's counsel in connection with the defense of such claim; and

            (vii) notwithstanding anything to the contrary in this
                 Section   9.7(a)(3),   the  Issuer  shall  not  be  liable  for
settlement of any such claim by the Trustee entered into without the prior consent of the Issuer.

              Nothing in this Section 9.7 shall be construed to limit the exercise by the Trustee of any right or remedy permitted under this Indenture or otherwise in the event of the Issuer's failure to pay any sums due the Trustee pursuant to this Section 9.7.

                       (b) The provisions of this Section 9.7 shall govern all other provisions of this Indenture regarding the payment of the fees and expenses of the Trustee.

                       (c) To secure the Issuer's payment obligations under this Section 9.7, the Trustee shall have a lien prior to the Noteholders on the Trust Estate, except with respect to such moneys as are held in trust to pay principal of and interest on particular Notes. Such lien shall survive the satisfaction and discharge of this Indenture.

                       (d)  The payment obligations of the Issuer
under this Section 9.7 shall survive the satisfaction and discharge of this Indenture.

      SECTION 9.8 Trustee Eligibility. The Trustee shall be a corporation or national banking association or trust company organized and doing business under the laws of the United States of America or of any State, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $250,000,000, subject to supervision or examination by any federal or state banking authority (except as provided in Section 9.9 hereof). If such Trustee publishes reports of condition annually, or more frequently, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 9.8, the combined capital and surplus of such corporation shall be deemed to be the respective amount set forth in its most recently published report of condition. The Trustee shall provide copies of such reports to the Issuer or any Noteholder upon request at the requesting party's expense. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 9.8, it shall resign immediately in the manner and with the effect hereinafter specified in this Article IX.

      SECTION 9.9 Resignation and Removal; Appointment of Successor.

                (a) No resignation or removal of the Trustee and no appointment of a successor trustee pursuant to this Article IX shall become effective until the acceptance of appointment by the successor trustee under Section 9.10 hereof. Any successor Trustee appointed hereunder is subject to the approval of the Holders of at least 51% of the aggregate outstanding principal amount of the Notes, which approval, in neither case, shall be unreasonably withheld or delayed.

                (b) The Trustee or any trustee hereafter appointed may resign at any time by giving written notice of resignation to the Issuer, and by mailing notice of resignation by first-class mail, postage prepaid, to all of the Noteholders, at their addresses appearing on the Note Register. Upon receiving notice of resignation of the Trustee, the Issuer shall promptly appoint a successor trustee, by written instrument, in duplicate, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor trustee or trustees. The Trustee shall serve as trustee hereunder until a successor trustee shall have been appointed and shall have accepted such appointment; provided, however, that if no successor trustee shall have been appointed and have accepted appointment within 30 days after the giving of such notice of resignation, the resigning Trustee may, or any

Noteholder who has been a bona fide Holder for at least six months may on behalf of himself or herself and all others similarly situated, petition any such court of competent jurisdiction for the appointment of a successor trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, appoint a successor trustee.

                       (c)  If at any time:

           (i) the Trustee shall cease to be eligible under Section 9.8 hereof and shall fail to resign, after written request therefor by the Issuer or by any Noteholder who has been a bona fide Holder for at least six months; or

      (b) (A) the Trustee shall become incapable of acting, (B) a court having jurisdiction in the premises in respect of the Trustee in an involuntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, shall have entered a decree or order granting relief or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) for the Trustee or for any substantial part of the Trustee's property, or ordering the winding-up or liquidation of the Trustee's affairs, provided any such decree or order shall have continued unstayed and in effect for a period of 60 consecutive days or (C) the Trustee commences a voluntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, or consents to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) for the Trustee or for any substantial part of the Trustee's property, or makes any assignment for the benefit of creditors or fails generally to pay its debts as such debts become due or takes any corporate action in furtherance of any of the foregoing; then, in any such case the Issuer hereby agrees with the Noteholders that it shall remove the Trustee by written request and appoint a successor trustee by written instrument, in duplicate, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor trustee, or any Noteholder who has been a bona fide Holder for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and for the appointment of a successor trustee. Such court may hereupon, after such notice, if any, as it may prescribe, remove the Trustee and appoint a successor trustee.

                 (d) The Trustee may also be removed at any time by act of the Holders of at least 51% of the aggregate outstanding principal amount of the Notes.

                 (e) The Issuer shall give notice of the resignation or removal of the Trustee by mailing notice of such event by first-class mail, postage prepaid, to the Holders of the Notes as their names and addresses appear in the Note Register. Each notice shall include the name of the successor trustee and the address of its trust division or department. The notice required by this paragraph (e) may be given at the same time as the notice required by Section 9.10.

      SECTION 9.10 Acceptance of Appointment by Successor. Every successor trustee appointed hereunder shall execute, acknowledge and deliver to the Issuer and its predecessor trustee an instrument accepting such appointment hereunder. Upon the delivery and execution of the required instruments, the resignation or removal of the predecessor trustee shall become effective and such successor trustee, without any further act, need or conveyance, shall become vested with all the rights, powers, trusts, duties and obligations of its predecessor hereunder. Notwithstanding the foregoing, on request of the Issuer or the successor trustee, such predecessor trustee shall, upon payment of its then unpaid charges due and payable under Section 9.7 hereof, execute and deliver an instrument transferring to such successor trustee all of the rights, powers and trusts of the predecessor trustee and shall duly assign, transfer and deliver to such successor trustee all property and money held by such predecessor trustee hereunder. Upon request of any such successor trustee, the Issuer shall execute any and all instruments providing for more full and certain vesting in and confirming to such successor trustee all such rights, powers and trusts of this Indenture.

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

      SECTION 9.11 Merger, Conversion, Consolidation or Succession to Business of Trustee. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee shall be the successor of the Trustee hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided such corporation shall be otherwise qualified and eligible under this Article IX. In case any Notes have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may deliver the Notes so authenticated with the same effect as if such successor trustee had itself authenticated such Notes.

      SECTION 9.12 Co-trustees and Separate Trustees. The Trustee shall have power, with the consent of the Holders of Notes representing at least 51% of the then aggregate outstanding principal amount of the Notes, to appoint, one or more Persons approved by the Issuer either to act as Collateral Agent or co-trustee of all or any part of the Trust Estate, or to act as separate trustee of any such property, in either case with such powers as may be provided in the instrument of appointment, and to vest in such Person or Persons in the capacity aforesaid, any property, title, right or power deemed necessary or desirable, subject to the other provisions of this Section. The Issuer hereby directs the Trustee to appoint BankBoston as the initial Collateral Agent pursuant to the Collateral Agent Agreement. If the Issuer does not approve such appointment within 15 days after the receipt by it of a request so to do, or in case an Event of Default has occurred and is continuing, the Trustee alone shall have power to make such appointment.

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

      Every Collateral Agent, co-trustee or separate trustee shall, to the extent permitted by law, but to such extent only, be appointed subject to the following terms, namely:

       3. The Notes shall be authenticated and delivered and all rights, powers, duties and obligations hereunder in respect of the custody of securities or cash held by or required to be deposited with the Trustee in an Account hereunder, shall be exercised, solely by the Trustee.

       4. The rights, powers, duties and obligations hereby conferred or imposed upon the Trustee shall be conferred or imposed upon and exercised or performed by the Trustee or by the Trustee and such Collateral Agent, co-trustee or separate trustee jointly, as shall be provided in the instrument appointing such Collateral Agent, co-trustee or separate trustee, except to the extent that under any law of any jurisdiction in which any particular act is to be performed, the Trustee shall be incompetent or unqualified to perform such act, in which event such rights, powers, duties and obligations shall be exercised and performed by such Collateral Agent, co-trustee or separate trustee.

          3. The Trustee at any time, by an instrument in writing executed by it, with the concurrence of the Issuer, may accept the resignation of or remove any Collateral Agent, co-trustee or separate trustee appointed under this
Section 9.12, and, in case an Event of Default has occurred and is continuing, the Trustee shall have power to accept the resignation of, or remove, any such Collateral Agent, co-trustee or separate trustee without the concurrence of the Issuer. Upon the written request of the Trustee, the Issuer shall join with the Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any Collateral Agent, co-trustee or separate trustee so resigned or removed may be appointed in the manner provided in this Section 9.12.

           4. No Collateral Agent, co-trustee or separate trustee hereunder shall be personally liable by reason of any act or omission of the Trustee, or any other such trustee hereunder.

            5. Any act of Noteholders delivered to the Trustee shall be deemed to have been delivered to each such Collateral Agent, co-trustee and separate trustee.

                             ARTICLE 10

                             AMENDMENTS

      SECTION 10.1 Amendments Without Consent of Noteholders. Without the consent of, or notice to, the Holders of any Notes, the Issuer and the Trustee, may amend this Indenture at any time and from time to time for any of the following purposes:

         (a) to correct or amplify the description of any property at any time subject to the lien of this Indenture, or better to assure, convey and confirm unto the Trustee any property subject or required to be subjected to the lien of this Indenture, or to subject to the lien of this Indenture additional property; or

         (b) to evidence the  succession,  in compliance  with the provisions of
Section 4.2(b) hereof, of another person to the Issuer, and the assumption by any such successor of the covenants of the Issuer contained herein and in the Notes; or

        (c) to add to the covenants of the Issuer or the Trustee, for the benefit of the Noteholders, or to surrender any right or power herein conferred upon the Issuer; or

         (d) to convey, transfer, assign, mortgage or pledge any property to the Trustee to constitute additional Trust Estate; or

         (e) to cure any ambiguity, correct or supplement any provision herein which may be defective or inconsistent with any other provisions herein or amend any other provisions with respect to matters or questions arising under this Indenture, provided that such action shall not adversely affect the interests of the Holders; or

         (f) to evidence and provide for the acceptance of appointment hereunder by a successor trustee or note registrar, pursuant to the requirements of Sections 9.9 or 9.10 hereof.

      The Trustee is hereby authorized to join in the execution of any such amendment and to make any further appropriate agreements and stipulations which may be therein contained or required.

      SECTION 10.2 Amendments With Consent of Noteholders . With the consent of the Holders of at least 66-2/3% of the aggregate outstanding principal amount of the Notes delivered to the Issuer and the Trustee, the Issuer, pursuant to a written request, and the Trustee may amend this Indenture for the purpose of adding to, changing or eliminating any of the provisions of this Indenture or of modifying the rights of Holders under this Indenture; provided, however, that no such amendment shall, without the consent of the Holder of each outstanding
Note:

      (2) change the maturity of the principal of, or any installment of principal of or interest on, any
Note, or reduce the principal amount thereof, the interest rate thereon, or change the provisions of this Indenture relating to the application of the Trust Estate to payment of principal of Notes, or change any place of payment where, or the coin or currency in which, the principal of or the interest of any Note is payable, or impair the right to institute Proceedings for the enforcement of the provisions of the Indenture requiring the application of funds available therefor, as provided in Article VII, to the payment of any amount due on the Notes on or after the maturity thereof; or

               (2) reduce the percentage of the aggregate outstanding principal amount of the Notes, the consent of the Holders of which is required for any amendment, or the consent of the Holders of which is required for any waiver of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences provided for in this Indenture; or modify or alter the provisions of the proviso to the definition of the term "outstanding"; or

      (3) permit the creation of any lien ranking prior to or on a parity with the lien of this Indenture with respect to any part of a Trust Estate or terminate the lien of this Indenture on any property at any time subject hereto or deprive any Holder of the security afforded by the lien of this Indenture except as expressly otherwise permitted hereby; or

      (4) reduce the percentage of the aggregate outstanding principal amount of the Notes, the consent of the Holders of which is required to direct the Trustee to sell the Trust Estate pursuant to Section 7.13 hereof; or

      (5) modify any of the provisions of this Section 10.2, except to increase any percentage specified herein or to provide that certain additional provisions of this Indenture cannot be modified or waived without the consent of each Holder of an outstanding Note affected thereby; or

                (6) modify any of the provisions of this Indenture in such a manner as to affect the calculation of the amount of any payment of interest or Principal Payment Amount due on any Note on any Payment Date (including the calculation of any of the individual components of such calculation).

      Promptly after the execution by the Issuer and the Trustee of any amendment pursuant to this Section, the Trustee shall mail to the Holders a notice setting forth in general terms the substance of such amendment. Any failure of the Trustee to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such amendment.

      SECTION 10.3 Effect of Amendment. Upon the execution of any amendment of this Indenture pursuant to the provisions hereof, this Indenture shall be, and be deemed to be, modified and amended in accordance therewith with respect to each Note and the respective rights, limitations, obligations, duties, liabilities and immunities under this Indenture of the Trustee, the Issuer and the Holders shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments, and all the terms and conditions of any such amendment shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

      SECTION 10.4 Reference in Notes to Amendments. Notes authenticated and delivered after the execution of any amendment of this Indenture pursuant to this Article X may, and, if required by the Issuer shall, bear a notation in form approved by the Trustee as to any matter provided for in such amendment. If the Issuer shall so require, new Notes so modified as to conform, in the opinion of the Trustee and the Issuer, to any such amendment may be prepared and executed by the Issuer and authenticated and delivered by the Trustee in exchange for outstanding Notes.

                             ARTICLE 11

                            MISCELLANEOUS

      SECTION 11.1 Form of Documents Delivered to Trustee. In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents. Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

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

      SECTION 11.2 Notices, etc., to Parties. All notices, requests or other communications desired or required to be given under this Indenture shall be in writing and shall be sent by (a) certified or registered mail, return receipt requested, postage prepaid, (b) national prepaid overnight delivery service, (c) telecopy or other facsimile transmission (following with hard copies to be sent by national prepaid overnight delivery service) or (d) personal delivery with receipt acknowledged in writing, as follows:

           (a)  If to the Trustee:

                The Chase Manhattan Bank
                450 West 33rd Street
                New York, New York  10001
                Attention:  Global Trust Services,
                                   Structured Finance Services

           (b)  If to the Issuer:

                Litchfield Hypothecation Corp. 1998-B
                c/o Litchfield Financial Corporation
                430 Main Street
                Williamstown, MA 01267
                Attention:  President

with a copy of any letter, notice, communication or direction hereunder to the Originator at the address set forth below.

           (c)  If to the Purchaser:

                BankAtlantic, a Federal Savings Bank
                1750 East Sunrise Boulevard
                Fort Lauderdale, Florida 33304-3013
                Attention: Marcia K. Synder


           (d)  If to the Originator or the Master Servicer:

                Litchfield Financial Corporation
                430 Main Street
                Williamstown, MA  01267
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

      SECTION 11.3 Notices and Information to Noteholders; Waiver. Upon the request of any Noteholder holding 51% or more of the aggregate outstanding principal amount of all Notes, the Trustee shall deliver promptly to such Noteholder such information with respect to the Loan Collateral as such Noteholder shall request.

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

      SECTION 11.4 Effect of Headings and Table of Contents. The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

      SECTION 11.5 Successors and Assigns. All covenants and agreements in this Indenture by the Issuer shall bind its successors and assigns, whether so expressed or not.

 . SECTION 11.6 Severability. In case any provision in this Indenture or in the Notes shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

      SECTION 11.7 Legal Holidays. If any Payment Date or other date for the payment of principal of or interest on any Note is proposed to be paid, or any date on which mailing of notices by the Trustee to any Person is required pursuant to any provision of this Indenture, shall not be a Business Day, then (notwithstanding any other provision of the Notes or this Indenture) payment or mailing of such notice need not be made on such date, but may be made or mailed on the next succeeding Business Day with the same force and effect, and in the case of payments, but no interest shall accrue for the period from and after the date on which such payment was due to the next succeeding Business Day when paid.

      SECTION 11.8 Governing Law. This Indenture, each indenture supplemental hereto and each Note shall be construed in accordance with and governed by the laws of the State of New York, without regard to the conflict-of-law provisions thereof.

      SECTION 11.9 Counterparts. This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

      SECTION 11.10 Recording of Indenture. If this Indenture is subject to recording in any appropriate public recording office, such recording is to be effected by the Issuer at its expense.

      SECTION 11.11 Limited Obligations. No recourse for obligations hereunder or any other obligation running directly for the benefit of the Trustee may be taken, directly or indirectly, against (i) any holder of a beneficial interest in the Issuer, (ii) any partner, beneficiary, agent, officer, director, employee, or successor or assign of a holder of a beneficial interest in the Issuer, or (iii) any incorporator, subscriber to the capital stock, stockholder, officer, director or employee of the Trustee with respect to the predecessor or successor of the Trustee with respect to the Issuer's obligations with respect to the Notes or the obligation of the Issuer or the Trustee under this Indenture or any certificate or other writing delivered in connection herewith or therewith.

      SECTION 11.12 Inspection. The Issuer agrees that, on reasonable prior notice, during the Issuer's normal business hours it will permit any representative of the Trustee or any Noteholder to examine all the books of account, records, reports and other papers of the Issuer, to make copies and extracts therefrom, to cause such books to be audited by independent accountants selected by the Issuer with the consent of (i) the Purchaser, so long as it owns any Notes, and (ii) the Holders of not less than 51% of the aggregate outstanding principal amount of the Notes; and to discuss the Issuer's affairs, finances and accounts with the Issuer's officers, employees and independent accountants all at such reasonable times and as often as may be reasonably requested; provided that the Issuer shall be entitled to have its representatives present at any such discussion. The Trustee and the Purchaser shall hold, and shall cause their respective representatives to hold, in confidence all such information except to the extent disclosure may be required by law and except to the extent that the Trustee or the Purchaser, in its respective sole judgment, may determine that such disclosure is consistent with its obligations hereunder. Any expenses incident to the exercise by the Trustee or a Noteholder of any right under this Section 11.12 shall be borne by the Issuer.

      SECTION 11.13 Usury. The amount of interest payable or paid on any Note under the terms of this Indenture shall be limited to any amount which shall not exceed the maximum nonusurious rate of interest permitted by the applicable laws of the State of New York (or the laws of any other jurisdiction determined to be applicable laws of the United States permitting a higher maximum nonusurious rate that preempts such applicable New York (or other) laws, which could lawfully be contracted for, charged or received (the "Highest Lawful Rate")). In the event any payment of interest on any Note exceeds the Highest Lawful Rate, the Issuer stipulates that such excess amount will be deemed to have been paid as a result of an error on the part of both the Trustee, acting on behalf of the Holder, and the Issuer, and the Holder receiving such excess payment shall promptly, upon discovery of such error or upon notice thereof from the Issuer or the Trustee, refund the amount of such excess or, at the option of the Trustee, apply the excess to the payment of principal of such Note, if any, remaining unpaid. In addition, all sums paid or agreed to be paid for the use, forbearance or detention of money shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such Notes.

      IN WITNESS WHEREOF, the Issuer and the Trustee have caused this Indenture to be duly executed by their duly authorized officers all as of the day and year first above written.


                               THE CHASE MANHATTAN BANK,
                               as Trustee

                               By: /s/  Cynthia Kerpen
                               Title: Assistant Vice President


                               Title:


                               LITCHFIELD HYPOTHECATION CORP. 1998-B

                               By: /s/ Heather A. Sica
                               Title:  Executive Vice President














                                 Exhibit 10.175
      SERVICING AGREEMENT, dated as of June 1, 1998 (the "Agreement"), by and among LITCHFIELD HYPOTHECATION CORP. 1998-B, a corporation organized and existing under the laws of the State of Delaware (herein, together with its successors and assigns, called the "Issuer"), LITCHFIELD FINANCIAL CORPORATION, a corporation organized and existing under the laws of the Commonwealth of Massachusetts (herein, together with its successors and assigns, called the "Master Servicer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (the "Trustee").


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




                              ARTICLE 4

                        THE MASTER SERVICER

      SECTION 4.1.  Representations and Warranties Concerning the
Master Servicer

       The Master Servicer represents and warrants, effective as of the Closing Date, as follows:

               (a) The Master Servicer (i)has been duly organized and is validly existing and in good standing under the laws of the state of its formation and organization, (ii) has qualified to do business and is in good standing in each jurisdiction where the character of its properties or the nature of its activities makes such qualification necessary and where failure to so qualify would have a material and adverse effect on its ability to perform its obligations hereunder, and (iii) has full power, authority and legal right to own its property, to carry on its business as presently conducted, and to enter into and perform its obligations under this Agreement.

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

          (i) The Master Servicer (i) shall not extend or shorten, amend or otherwise modify the terms of any Loan, or amend, modify or waive any term or condition of any Loan Collateral related thereto, in any manner which would have a material adverse effect on the interests of the Noteholders or the Issuer, including, but not limited to, extending or shortening the due date, or impairing the collectibility of such Loan and (ii) shall not take any action that could reasonably be expected to have a material adverse effect on (x) the collectibility of the Loans taken as a whole or (y) the realization on the related Loan Collateral, taken as a whole, or (z) the ability of the Master Servicer to perform its obligations hereunder, in each case without obtaining the prior written consent of the Trustee, the Purchaser and the Issuer. In connection with any amendment, modification or waiver relating to the Loan
Collateral consented to by the Master Servicer, the Master Servicer shall provide the Trustee with a certificate to the effect that such amendment, modification or waiver does not violate the provisions of this subsection (i).

             SECTION 4.2.  Existence; Status as the Master Servicer.

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


             SECTION 4.3.  Performance of Obligations.

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

         (b) The Master Servicer agrees to indemnify the Trustee for, and to hold the Trustee harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust created by the Indenture (other than taxes, penalties or other liabilities arising in connection with the Trustee's failure to withhold from payments with respect to the Notes amounts required to be withheld under the Code, or the Trustee's withholding from such payments amounts not required or permitted to be withheld under the Code), including the reasonable costs and expenses, including reasonable attorneys' fees, of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties under the Indenture provided that:
         (i) with respect to any such claim, the Trustee shall have given the Master Servicer written notice thereof promptly after the Trustee shall have knowledge thereof, provided, however, that the failure of the Trustee to so notify the Master Servicer shall not relieve the Master Servicer of its obligations pursuant to this subparagraph;



         (ii) the Master Servicer shall assume the defense of any such claim, provided that if the Master Servicer shall not have employed counsel reasonably satisfactory to the Trustee to direct the defense of such claim within a reasonable time after such notice of the claim pursuant to paragraph (i) above, the Trustee shall have the right to direct the defense of such claim;

         (iii) the Trustee shall have the right to employ separate counsel with respect to any claim and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Trustee unless the payment of such counsel has been specifically authorized by the Master Servicer; provided further, however, that if the Trustee shall assume the defense of any claim as a result of the Master Servicer's failure to assume the defense of such claim as described in paragraph (ii) above, the Master Servicer shall pay the reasonable fees and expenses of Trustee's counsel in connection with the defense of such claim; and

                     (iv)      notwithstanding anything to the
contrary in this Section 4.5(b), the Master Servicer shall not be liable for settlement of any such claim by the Trustee entered into without the prior consent of the Master Servicer.

         (c) The Provisions of Section 4.5(a) and (b) shall survive the termination of this Agreement and the Indenture.


                              ARTICLE 5

                               DEFAULT

           SECTION 5.1.  Events of Default.

         (a) Any of the following acts or occurrences shall constitute an Event of Default by the Master Servicer under this Agreement:

                     (i)       any failure by the Master Servicer to
remit any payments received by it in respect of the Loans or Loan Collateral to the Lock Box Bank in accordance with any provision hereof within two (2) Business Days after receipt thereof; or

                     (ii)      the Trustee shall not have received a
report in accordance with Section 3.1(a) hereof within two (2) Business Days of the date required to be delivered or the Master Servicer shall have defaulted in the due observance of any provision of Section 4.2 or Section 4.4 hereof and such default shall have continued for five (5) Business Days after it has obtained knowledge of, or has been notified by the Trustee of such default; or

                     (iii)     the Master Servicer shall default in
the due performance and observance of any other provision of this Agreement and such default shall have continued for a period of 30 days after it has obtained knowledge of, or has been notified by the Trustee of such default; or

                     (iv)      any representation, warranty or
statement of the Master Servicer made in this Agreement or by the Master Servicer in its capacity as servicer in any certificate, report or other writing delivered pursuant hereto shall prove to be incorrect in any material respect as of the time when the same shall have been made; or

                     (v) the Master Servicer makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

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

           SECTION 5.2.   No Effect on Other Parties.

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

           SECTION 5.3.  Rights Cumulative.

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

             SECTION 6.1.  Termination of Agreement.

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

             SECTION 6.4.  Notices.

      All notices, requests or other communications desired or required to be given under this Agreement shall be in writing and shall be sent by (a)
certified or registered mail, return receipt requested, postage prepaid, (b) national prepaid overnight delivery service, (c) telecopy or other facsimile transmission (following with hard copies to be sent by national prepaid overnight delivery service) or (d) personal delivery with receipt acknowledged in writing, as follows: (i) if to the Issuer, c/o Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267, Attention:
Executive Vice President, (ii) if to the Master Servicer, to the Master Servicer at Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267, Attention: Executive Vice President, (iii) if to the Trustee, at 450 West 33rd Street, New York, New York 10001, Attention: Global Trust Services, Structured Finance Services. Any of the persons in subclauses
(i) through (iii) above may change its address for notices hereunder by giving notice of such change to the other persons. Any change of address shown on a Note Register shall, after the date of such change, be effective to change the address for such Noteholder hereunder. All notices and demands shall be deemed to have been given either at the time of the delivery thereof to any officer of the Person entitled to receive such notices and demands at the address of such person for notices hereunder, or on the third day after the mailing thereof to such address, as the case may be.

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


LITCHFIELD HYPOTHECATION CORP. 1998-B

                                By:              /s/Heather A. Sica
                               Name:  Heather A. Sica
                               Title:  Executive Vice President


                                LITCHFIELD FINANCIAL CORPORATION


                                By:             /s/ Heather A. Sica
                               Name:  Heather A. Sica
                               Title: Executive Vice President


                                THE CHASE MANHATTAN BANK, as Trustee

                          By:  /s/ Cynthia Kerpen
                               Name: Cynthia Kerpen
                               Title: Assistant Vice President


























                                 Exhibit 10.176
                            AMENDMENT NO. 5
                        Dated as of May 27, 1998

                                   to

                     Receivables Purchase Agreement
                     Dated as of September 29, 1995


           THIS AMENDMENT NO. 5 dated as of May 27, 1998 ("Amendment") is entered into by and among LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994, a Delaware corporation (the "Seller"), LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield"), HOLLAND LIMITED SECURITIZATION, INC., a Delaware corporation ("HLS") and ING BARING (U.S.) CAPITAL MARKETS, INC. (formerly known as Internationale Nederlanden (U.S.) Capital Markets, Inc.), as agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the "Agreement" referred to below.

                         PRELIMINARY STATEMENT

           A. The Seller, Litchfield, HLS and the Agent are parties to that certain
Receivables Purchase Agreement dated as of September 29, 1995 (as amended from time to time prior to the date hereof, the "Agreement", pursuant to which HLS has agreed to purchase certain assets and to make other financial accommodations to the Seller.

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

1.1        The defined term "Purchase Limit" contained in Section 1.01
                                                          ------------
              of the
 Agreement is amended to delete the amount "$125,000,000" set forth therein and to substitute "$150,000,000" therefor.

           1.2 The defined term "Termination Date" contained in Section 1.01 of the Agreement is amended to delete the date "June 15, 1998" set forth therein and to substitute "June 15, 2001" therefor.





           SECTION 2. Conditions Precedent. This Amendment shall become effective and shall be deemed effective as of date first above written upon the satisfaction of the following conditions precedent: (a) no event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; and (b) the Agent shall have received (i) five (5) copies of this Amendment duly executed by the Seller, Litchfield, HLS and the Agent, (ii) the Agent shall have received $250,000 representing the first installment of the structuring fee, and (iii) written confirmation from each of S&P and Fitch that this Amendment will not adversely affect the rating of the commercial paper notes issued by HLS to fund the acquisition of "Purchased Assets" (as such quoted terms are defined in the Agreement) to the Seller.

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

           SECTION 4.  Reference to and Effect on the Agreement.

4.1        Upon the effectiveness of this Amendment, each reference in the Agreement
to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Agreement as amended hereby, and each reference to the Agreement in any other document, instrument or agreement executed and/or delivered in reference to the Agreement as amended hereby.

4.2        Except as specifically amended hereby, the Agreement and
              other documents,
instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

4.3        The execution, delivery and effectiveness of this Amendment shall not (a)
operate as a waiver of any right, power or remedy of the Agent or the Seller under the Agreement or any other document, instrument or agreement executed in connection therewith, (b) constitute a waiver of any provision contained therein, nor (c) be deemed to be a consent to any other or further actions or occurrences, except as specifically set forth herein.

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


                          LITCHFIELD MORTGAGE SECURITIES
                          CORPORATION 1994


                          By:  /s/ Richard A. Stratton
                          Title:    President and Chief Executive
Officer


                          LITCHFIELD FINANCIAL CORPORATION


                          By:  /s/ Richard A. Stratton
                          Title:    President and Chief Executive
Officer


                          ING BARING (U.S.) CAPITAL MARKETS, INC.


                          By:  /s/  Richard J. Wisniewski
                          Title:    Vice President


                          HOLLAND LIMITED SECURITIZATION, INC.

                          By:       ING BARING (U.S.) CAPITAL
                               MARKETS, INC., as attorney-in-fact


                          By: /s/   Richard J. Wisniewski
                          Title:    Vice President



                                 Exhibit 10.177
                            AMENDMENT NO. 5
                        Dated as of May 27, 1998

                                   to

                Receivables Loan and Security Agreement
                     Dated as of September 29, 1995


           THIS AMENDMENT NO. 5 dated as of May 27, 1998 ("Amendment") is entered into by and among LITCHFIELD MORTGAGE SECURITIES CORPORATION 1994, a Delaware corporation (the "Borrower"), LITCHFIELD FINANCIAL CORPORATION, a
Massachusetts corporation ("Litchfield"), HOLLAND SECURITIZATION, INC., a Delaware corporation ("HLS") and ING BARING (U.S.) CAPITAL MARKETS, INC. (formerly known as Internationale Nederlanden (U.S.) Capital Markets, Inc.), as agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the "Agreement" referred to below.

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

1.1        The defined term "Borrowing Limit" contained in Section 1.01
                                                           ------------
              of the
Agreement is amended to delete the amount "$125,000,000" set forth therein and to substitute "$150,000,000" therefor.

1.2        The defined term "Termination Date" contained in Section
              1.01 of the
Agreement is amended to delete the date "June 15, 1998" set forth therein and to substitute "June 15, 2001" therefor.





           SECTION 2. Conditions Precedent. This Amendment shall become effective and shall be deemed effective as of date first above written upon the satisfaction of the following conditions precedent: (a) no event has occurred and is continuing which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both; and (b) the Agent shall have received (i) five (5) copies of this Amendment duly executed by the Borrower, Litchfield, HLS and the Agent, (ii) the Agent shall have received $250,000 representing the first installment of the structuring fee, and (iii) written confirmation from each of S&P and Fitch that this Amendment will not adversely affect the rating of the commercial paper notes issued by HLS to fund "Loans" secured by interests in "Pledged Assets" (as such quoted terms are defined in the Agreement) to the Borrower.

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

           SECTION 4.  Reference to and Effect on the Agreement.

4.1        Upon the effectiveness of this Agreement, each reference in the Agreement
to "this Agreement", "hereunder", "hereof", "herein" or words of like import shall mean and be a reference to the Agreement as amended hereby, and each reference to the Agreement in any other document, instrument or agreement executed and/or delivered in reference to the Agreement as amended hereby.

4.2        Except as specifically amended hereby, the Agreement and
              other documents,
instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

4.3        The execution, delivery and effectiveness of this Amendment shall not (a)
operate as a waiver of any right, power or remedy of the Agent or the Borrower under the Agreement or any other document, instrument or agreement executed in connection therewith, (b) constitute a waiver of any provision contained therein, nor (c) be deemed to be a consent to any other or further actions or occurrences, except as specifically set forth herein.

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




           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                          LITCHFIELD MORTGAGE SECURITIES
                          CORPORATION 1994


                          By:  /s/ Richard A. Stratton
                          Title:    President and Chief Executive
Officer


                          LITCHFIELD FINANCIAL CORPORATION


                          By:  /s/ Richard A. Stratton
                          Title:    President and Chief Executive
Officer


                          ING BARING (U.S.) CAPITAL MARKETS, INC.


                          By:  /s/ Richard J. Wisniewski
                          Title:    Vice President


                          HOLLAND LIMITED SECURITIZATION, INC.

                          By:     ING BARING (U.S.) CAPITAL
                                     MARKETS, INC., as attorney-in-fact


                          By:  /s/ Richard J. Wisniewski
                          Title:    Vice President


                                  Exhibit 11.1
                    Litchfield Financial Corporation
                   Computation of Earnings Per Share
                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                      1998       1997         1998        1997
Basic:
     Weighted average number of
common shares outstanding.......   5,754,018   5,560,167   5,706,887   5,503,736

     Net income.................. $2,309,000  $1,880,000  $3,859,000  $3,025,000

     Net income per common share.  $     .40  $      .34  $      .68  $      .55

Diluted:
     Weighted average number of
common shares outstanding.......  5,754,018    5,560,167   5,706,887   5,503,736
     Weighted average number of
common stock equivalents outstanding:
        Stock options............   363,814      297,009     362,277     321,211
                                   --------     ---------   --------    --------

     Weighted average common and
        common equivalent shares
        outstanding.............. 6,117,832    5,857,176   6,069,164   5,824,947
                                  =========    =========   =========   =========

     Net income..................$2,309,000   $1,880,000  $3,859,000  $3,025,000

     Net income per common share.  $    .38   $      .32  $      .64  $      .52
