Form 10-Q/A
period 1998-06-30
LITCHFIELD FINANCIAL CORP /MA
filed 1998-08-28
CIK 882515

1


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q/A


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


430 MAIN STREET, WILLIAMSTOWN, MA               01267
(Address of principal executive               (Zip Code)
offices)

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

                                                             FORM 10-Q/A


                                   1


                            EXPLANATORY NOTE


Amendment No. 1

      The Company is filing this Form 10-Q/A to correct the Consolidated Balance Sheet on Page 3 of Form 10-Q for the period ended June 30, 1998. There is a typographical error under the June 30, 1998 column in the asset section for the line that reads, "Other loans, net of allowance for loan losses of $2,459 in 1998 and $2,044 in 1997". The Form 10-Q Consolidated Balance Sheet had an amount of 137,147. The correct amount should be 134,147.

      On the  following  page,  please note the  corrected  Consolidated
Balance Sheet.


                     PART I - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                    LITCHFIELD FINANCIAL CORPORATION
                      Consolidated Balance Sheets
           (In thousands, except share and per share amounts)

                                                    June 30,    December 31,
                                                      1998         1997
                                                  (unaudited)
                                  ASSETS
Cash and cash equivalents......................   $  14,568    $ 19,295
Restricted cash................................      27,472      23,496
Loans held for sale, net of allowance for loan
losses of
   $942 in 1998 and $1,388 in 1997.............      13,546      16,366
Other loans, net of allowance for loan losses of
   $2,459 in 1998 and $2,044 in 1997...........     134,147      86,307
Retained interests in loan sales, net of             31,007      30,299
allowance for loan loses of
   $3,062 in 1998 and $2,445 in 1997...........
Other..........................................      12,941      11,027
      Total assets.............................    $233,681    $186,790

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit.............................   $  22,601    $    177
   Term note payable...........................       3,717       5,210
   Accounts payable and accrued liabilities....       9,671       6,479
   Dealer/developer reserves...................      10,444      10,655
   Deferred income taxes.......................       8,178       6,851
                                                     54,611      29,372

   9.3% Notes..................................      20,000      20,000
   8.45% Notes due 2002........................      51,750      51,750
   8.875% Notes due 2003.......................      15,066      15,317
   10% Notes due 2004..........................      18,240      18,280
                                                    105,056     105,347

Stockholders' equity
   Preferred stock, $.01 par value; authorized
1,000,000 shares, none
      issued and outstanding...................         ---         ---
   Common stock, $.01 par value; authorized
12,000,000 shares,
      6,669,751 shares issued and outstanding in
1998 and 5,656,609
      shares issued and outstanding in 1997....          66          56
   Additional paid in capital..................      54,575      36,681
   Accumulated other comprehensive income......       1,251       1,071
   Retained earnings...........................      18,122      14,263
      Total stockholders' equity...............      74,014      52,071
      Total liabilities and stockholders' equity   $233,681    $186,790





 See accompanying notes to unaudited consolidated financial statements.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITCHFIELD FINANCIAL CORPORATION




DATE:  August 28, 1998                 /s/ Richard A. Stratton
                                       RICHARD A. STRATTON
                                       Chief Executive Officer,
                                       President and Director





DATE:  August 28, 1998                 /s/ Ronald E. Rabidou
                                       RONALD E. RABIDOU
                                       Chief Financial Officer