Form 10-Q
period 1998-09-30
LITCHFIELD FINANCIAL CORP /MA
filed 1998-11-13
CIK 882515

1
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1998

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

                                Yes X No


As of November 9, 1998, there were 6,840,797 shares of common stock of Litchfield Financial Corporation outstanding.

                                FORM 10-Q

                                   66


                    LITCHFIELD FINANCIAL CORPORATION
                                FORM 10-Q

                    QUARTER ENDED SEPTEMBER 30, 1998

                                  INDEX

                                      PAGE
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements                                     3

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations           14


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                        21

     Item 2. Changes in Securities                                    21

     Item 3. Defaults Upon Senior Securities                          21

     Item 4. Submission of Matters to a Vote of Security Holders      21

     Item 5. Other Information                                        22

     Item 6. Exhibits and Reports on Form 8-K                         36


SIGNATURES                                                            37


                     PART I - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                    LITCHFIELD FINANCIAL CORPORATION
                       Consolidated Balance Sheets
           (In thousands, except share and per share amounts)
                                                   September    December
                                                      30,          31,
                                                     1998         1997
                                                  ---------       ----
                                                 (unaudited)
                                  ASSETS
Cash and cash equivalents......................   $  14,732    $ 19,295
Restricted cash................................      28,941      23,496
Loans held for sale, net of allowance for loan
losses of
   $778 in 1998 and $1,388 in 1997.............      11,131      16,366
Other loans, net of allowance for loan losses of
   $2,526 in 1998 and $2,044 in 1997...........     155,694      86,307
Retained interests in loan sales, net of             28,954      30,299
allowance for loan losses of
   $3,202 in 1998 and $2,445 in 1997...........
Other..........................................      13,142      11,027
                                                     ------      ------
      Total assets.............................    $252,594    $186,790
                                                   ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit.............................   $  40,840    $    177
   Term note payable and mortgage payable......       1,500       5,210
   Accounts payable and accrued liabilities....       6,702       6,479
   Dealer/developer reserves...................      10,028      10,655
   Deferred income taxes.......................       8,681       6,851
                                                     ------      ------
                                                     67,751      29,372

   9.3% Notes..................................      20,000      20,000
   8.45% Notes due 2002........................      51,750      51,750
   8.875% Notes due 2003.......................      15,066      15,317
   10% Notes due 2004..........................      18,240      18,280
                                                     ------      ------
                                                    105,056     105,347

Stockholders' equity
   Preferred stock, $.01 par value; authorized
1,000,000 shares, none
      issued and outstanding...................         ---         ---
   Common stock, $.01 par value; authorized
12,000,000 shares, 6,840,797 shares issued and
     outstanding in 1998 and 5,656,609
      shares issued and outstanding in 1997....          68          56
   Additional paid in capital..................      57,634      36,681
   Accumulated other comprehensive income......       1,273       1,071
   Retained earnings...........................      20,812      14,263
                                                     ------      ------
      Total stockholders' equity...............      79,787      52,071
                                                     ------      ------
      Total liabilities and stockholders' equity   $252,594    $186,790
                                                   ========    ========





 See accompanying notes to unaudited consolidated financial statements.



                    LITCHFIELD FINANCIAL CORPORATION
                    Consolidated Statements of Income
           (In thousands, except share and per share amounts)
                                Unaudited

                                                    Three Months Ended
                                                         Sept. 30,
                                                     1998        1997
Revinues:
   Interest and fees on loans...................     $ 6,819       $5,025
   Gain on sale of loans........................       2,906        2,684
   Servicing and other fee income...............         740          554
                                                      10,465        8,263

Expenses:
   Interest expense.............................       3,423        2,733
   Salaries and employee benefits...............       1,277          883
   Other operating expenses.....................         906          889
   Provision for loan losses....................         360          244
                                                       5,966        4,749

Income before income taxes and extraordinary item      4,499        3,514
Provision for income............................       1,732        1,353
Income before extraordinary item................       2,767        2,161
Extraordinary item (net of tax benefit of $48)..         (77)        ---
Net income......................................      $2,690       $2,161


Basic per common share amounts:
   Income before extraordinary item.............      $  .40       $  .38
   Extraordinary item...........................        (.01)        ---
   Net income...................................      $  .39       $  .38

Basic weighted average number of shares.........    6,835,775   5,629,644

Diluted per common share amounts:
   Income before extraordinary .................      $  .39       $  .36
   Extraordinary item...........................        (.01)        ---
   Net income...................................      $  .38       $  .36

Diluted weighted average number of shares.......    7,158,882   5,980,698












 See accompanying notes to unaudited consolidated financial statements.



                    LITCHFIELD FINANCIAL CORPORATION

                    Consolidated Statements of Income
           (In thousands, except share and per share amounts)
                                Unaudited

                                                  Nine Months Ended Sept.
                                                            30,
                                                    1998             1997
Revenues:
   Interest and fees on loans...................   $18,107         $14,354
   Gain on sale of loans........................     8,585           6,751
   Servicing and other fee income...............     1,699           1,256
                                                    28,391          22,361

Expenses:
   Interest expense.............................    10,115           7,775
   Salaries and employee benefits...............     3,557           2,529
   Other operating expenses.....................     2,775           2,645
   Provision for loan 1osses....................     1,170             979
                                                    17,617          13,928

Income before income taxes and extraordinary item   10,774           8,433
Provision for income taxes......................     4,148           3,247
Income before extraordinary item................     6,626           5,186
Extraordinary item (net of tax benefit of $48)..       (77)           ---
Net income......................................    $6,549          $5,186


Basic per common share amounts:
  Income before extraordinary item..............    $ 1.09          $  .94
  Extraordinary item............................      (.01)           ---
  Net income....................................    $ 1.08          $  .94

Basic weighted average number of shares           6,083,183      5,545,497

Diluted per common share amounts:
  Income before extraordinary item..............    $ 1.03          $  .88
  Extraordinary item............................      (.01)           ---
  Net income....................................    $ 1.02          $  .88

Diluted weighted average........................  6,432,422       5,876,651


 See accompanying notes to unaudited consolidated financial statements.




                    LITCHFIELD FINANCIAL CORPORATION
             Consolidated Statements of Comprehensive Income
                             (In thousands)
                                Unaudited



                                                    Three Months Ended
                                                         Sept. 30,
                                                       1998       1997

Net income......................................      $2,690     $2,161
Other comprehensive income, net of tax:
   Net unrealized gain on retained interests in
           loan sales...........................          22        159

Comprehensive income............................      $2,712     $2,320








                                                      Nine Months Ended
                                                         Sept. 30,
                                                        1998      1997

Net income........................................     $6,549   $5,186
Other comprehensive income, net of tax:
   Net unrealized gain on retained interests in
   loan sales.....................................        202      682
Comprehensive income..............................     $6,751   $5,868










 See accompanying notes to unaudited consolidated financial statements.




                    LITCHFIELD FINANCIAL CORPORATION
             Consolidated Statement of Stockholders' Equity
                  (In thousands, except share amounts)
                                Unaudited


                                         Accumulated
                                         Additional       Other
                                 Common   Paid In      Comprehensive     Retained
                                 Stock    Capital         Income         Earnings    Total

Balance, December 31, 1997..      $56     $36,681         $1,071         $14,263    $52,071

 Issuance of  1,184,188
  shares of common stock....       12      20,914            ---             ---     20,926

 Other comprehensive income,
  net of tax................      ---         ---            202             ---        202

 Tax benefit from stock
  options exercised.........      ---          39            ---             ---         39

 Net income.................      ---         ---            ---            6,549     6,549
Balance, September 30, 1998.      $68     $57,634          $1,273         $20,812   $79,787
                                  ===     =======          ======         =======   =======







See accompanying notes to unaudited consolidated financial statements.




                    LITCHFIELD FINANCIAL CORPORATION

                  Consolidated Statements of Cash Flows
                             (In thousands)
                                Unaudited

                                                      Nine Months Ended
                                                          Sept. 30,
                                                       1998        1997
                                                      -----        -----
Cash flows from operating activities:
   Net income.....................................   $ 6,549      $ 5,186
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Gain on sale of loans........................    (8,585)      (6,751)
     Amortization and depreciation................       735          412
     Amortization of retained interests in loan
     sales........................................     4,569        3,441
     Provision for loan losses....................     1,170          979
     Deferred income taxes........................     1,830        1,780
     Net changes in operating assets and liabilities:
          Restricted cash.........................    (5,445)      (1,925)
          Loans held for sale.....................     6,748      (12,530)
          Retained interests in loan sales........    (1,903)      (1,588)
          Dealer/developer reserves...............      (627)         262
          Net change in other assets and liabilities  (1,652)       1,185
                                                      ------        -----
          Net cash provided by (used in) operating
          activities..............................     3,389       (9,549)
                                                       -----       ------

Cash flows from investing activities:
    Net originations, purchases and principal
    payments on other loans......................   (128,624)     (37,831)
    Other loans sold.............................     58,822       40,790
    Collections on retained interests in loan sales    5,863        3,567
    Capital expenditures and other assets........     (1,296)        (548)
    Investments in affiliates....................       (306)         ---
       Net cash (used in) provided by investing
       activities................................    (65,541)        5,978
                                                     --------       ------
Cash flows from financing activities:
    Net borrowings (payments) on lines of credit.     42,163       (15,827)
    Proceeds from issuance of 9.3% Notes.........       ---         20,000
    Retirement of long-term Notes................       (291)         (613)
    Payments on term note........................     (5,210)       (1,631)
    Net proceeds from issuance of common stock..      20,927         1,994
      Net cash provided by financing activities.      57,589         3,923

Net (decrease) increase in cash and cash
equivalents......................................     (4,563)          352
Cash and cash equivalents, beginning of period...     19,295         5,557
Cash and cash equivalents, end of period.........    $14,732        $5,909

Supplemental Schedule on Noncash Financing and
                          Investing Activities:
 Exchange of loans for retained interests in
 loan sales....................................      $   692        $  577
    Transfers from loans to real estate acquired
    through foreclosure.........................     $ 1,104        $  815

Supplemental Cash Flow Information:
    Interest paid...............................     $ 9,948        $7,556
    Income taxes paid...........................     $ 1,419        $1,455


 See accompanying notes to unaudited consolidated financial statements.

                                    FORM 10-Q

                    LITCHFIELD FINANCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               Unaudited

A. Basis of Presentation


     The accompanying unaudited consolidated interim financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1997.

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

      Since its inception, the Company has sold $451,554,000 of loans at face value ($348,198,000 through December 31, 1997). The principal amount remaining on the loans sold was $232,272,000 at September 30, 1998 and $179,790,000 at December 31, 1997. In connection with certain loan sales, the

                                    FORM 10-Q

                    LITCHFIELD FINANCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Company guarantees, through replacement or repayment, loans that default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

     The Company's exposure to loss on loans sold in the event of nonperformance by the consumer, default by the dealer/developer on its guarantee, and the determination that the collateral is of no value was $10,756,000 at September 30, 1998 ($9,238,000 at December 31, 1997). Such amounts have not been discounted. The Company repurchased $57,000 and $104,000 of loans under the recourse provisions of loan sales during the three months ended September 30, 1998 and 1997. Loans purchased during the nine months ended September 30, 1998 and 1997 were $201,000 and $558,000, respectively, and $740,000 during the year ended December 31, 1997. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of September 30, 1998, $27,582,000 of the Company's cash was restricted as credit enhancements in connection with certain securitization programs. To date, the Company has participated $10,240,000 of A&D and Other Loans without recourse to the Company ($6,936,000 through December 31, 1997).

     The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 46 and 50 states, respectively. The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company. At September 30, 1998, 16.1% and 11.2% of the Serviced Portfolio by collateral location was located in Texas and Florida (19.1% and 8.7% at December 31, 1997), respectively and 17.5% and 15.8% of the Serviced Portfolio by borrower location was located in Florida and Texas (12.9% and 19.1% at December 31, 1997), respectively. No other state accounted for more than 8.5% of the total by either collateral or borrower location.


C. Allowance for Loan Losses and Recourse Obligations

The total allowance for loan losses consists of the following:

                                                 September    December
                                                    30,          31,
                                                   1998         1997
     Allowance  for  losses on loans held for  $  778,000    $1,388,000
     sale
     Allowance for losses on other loans.....   2,526,000     2,044,000
     Recourse    obligation    on    retained   3,202,000     2,445,000
     interests in loan sales.................  $6,506,000    $5,877,000



D.  Debt

     In January 1997, the Company amended a line of credit, secured by consumer receivables and other secured loans, to increase the line from $5,000,000 to $8,000,000. This line of credit matures in January 1999. There were no outstanding borrowings at September 30, 1998 or December 31, 1997.

     In March 1997, the Company entered into an additional $25,000,000 secured line of credit. The outstanding borrowings under this line of credit at September 30, 1998 were $7,440,000 and there were no outstanding borrowings at December 31, 1997. The facility is secured by loans to developers of vacation ownership interest resorts ("VOI resorts"), popularly known as timeshare resorts, for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

     In May 1997, the Company renewed and amended an additional secured line of credit to increase the line from $30,000,000 to $50,000,000 and extend the maturity to April 2000. The outstanding borrowings under this line of credit at September 30, 1998 were $10,250,000. There were no outstanding borrowings at December 31, 1997. This line of credit is secured by consumer receivables and other secured loans.

     In December 1997, the Company amended an additional line of credit to increase the line from $20,000,000 to $30,000,000. Outstanding borrowings under this line of credit at September 30, 1998, were $23,150,000. There were no outstanding borrowings at December 31, 1997. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

     In March 1998, the Company renewed an additional $3,000,000 line of credit, which is secured by consumer receivables and other secured loans. This line of credit matures in March 1999. There were no outstanding borrowings under this line of credit at September 30, 1998 and December 31, 1997.

     In March 1998, the Company amended the $1,500,000 construction mortgage, secured by certain assets of the Company, extending the maturity date to March 2009. Outstanding borrowings under this construction mortgage were $1,500,000 and $8,000 at September 30, 1998 and December 31, 1997, respectively.

     Interest rates on the above lines of credit range from the Eurodollar or LIBOR rates plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

     As of September 30, 1998 and December 31, 1997, the Company had no unsecured lines of credit.

     The Company has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In June 1998, the Company amended the facility to increase the facility to $150,000,000, subject to certain terms and conditions. The facility expires in June 2001.

     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Mortgage Securities Corporation 1994 ("LMSC"), to purchase loans from the Company. LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of September 30, 1998 and December 31, 1997, the outstanding balance of the sold or pledged loans securing this facility was $131,439,000 and $108,625,000, respectively. There were no outstanding borrowings at September 30, 1998. Outstanding borrowings under the line of credit at December 31, 1997 were $169,000. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

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

     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Capital Corporation 1996 ("LCC"), to purchase loans from the Company. LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of September 30, 1998 and December 31, 1997, the outstanding aggregate balance of the loans sold under the facility was $10,981,000 and $12,517,000, respectively. There were no outstanding borrowings under the line of credit as of September 30, 1998 or December 31, 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     In September of 1998, the Company redeemed a term note which was payable monthly based on collections from the underlying collateral resulting in an extraordinary loss of $77,000, net of applicable tax benefit of $48,000. The note was collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $5,210,000 at December 31, 1997.

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

     In June, 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, which at September 30, 1998 was $3,860,000, when commercial paper rates exceed 8%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. This agreement expires in July 2003.

     The Company is exposed to credit loss in the event of non-performance by the swap counterparty or cap provider.


F. Subsequent Events


     In October 1998, the Company issued unsecured notes with an initial principal balance of $10,000,000 ("Series A Notes"). Interest is payable at 8.25% monthly in arrears. The net proceeds from the sale of the Series A Notes were used for general corporate purposes.

                                    FORM 10-Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

    Except for the historical information contained or incorporated by reference in this Form 10-Q, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth under "Risk Factors" as well as the following: general economic and business conditions; industry trends; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. Special attention should be paid to such forward-looking statements including, but not limited to, statements relating to (i) the Company's ability to execute its growth strategies and to realize its growth objectives and (ii) the Company's ability to obtain sufficient resources to finance its working capital needs and provide for its known obligations. Refer to the Company's annual report on Form 10-K for the year ended 1997 for a complete list of factors as discussed under "Risk Factors".

Overview

     Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets.

     The Company purchases consumer loans (the "Purchased Loans") consisting primarily of loans to purchasers of rural and vacation properties ("Land Loans") and vacation ownership interests popularly known as timeshare interests ("VOI Loans"). The Company also provides financing to rural land dealers, timeshare resort developers and other finance companies secured by receivables ("Hypothecation Loans") and to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A&D Loans"). In addition, the Company purchases other loans, such as consumer home equity loans, mortgages and construction loans, and provides financing to other businesses secured by receivables or other assets ("Other Loans").

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

                                        Three Months     Nine Months
                                            Ended            Ended

                                       September 30,    September 30,
                                         1998     1997    1998    1997
   Revenue                               ----     ----    ----    ----
       Interest and fees on loans......  65.1%    60.8%   63.8%   64.2%
       Gain on sale of loans...........  27.8     32.5    30.2    30.2
       Servicing and other fee income..   7.1      6.7     6.0     5.6
                                         ----     ----    ----    ----
                                        100.0    100.0   100.0   100.0
                                        -----    -----   -----   -----
   Expenses
       Interest expense................  32.7     33.1    35.6    34.8
       Salaries and employee benefits..  12.2     10.7    12.5    11.3
       Other operating expenses........   8.7     10.8     9.8    11.8
       Provision for loan losses.......   3.4      2.9     4.1     4.4
                                         ----     ----    ----    ----
                                         57.0     57.5    62.0    62.3
                                         ----     ----    ----    ----

   Income before income taxes and
   extraordinary item..................  43.0     42.5    38.0    37.7
   Provision for income taxes..........  16.6     16.3    14.6    14.5
                                         ----     ----    ----    ----
   Income before extraordinary item....  26.4     26.2    23.4    23.2
   Extraordinary item..................  (0.7)     ---    (0.3)    ---
                                         ----     ----    ----    ----
   Net income..........................  25.7%    26.2%   23.1%   23.2%
                                         ====     ====    ====    ====

     Revenues  increased  26.6% and 27.0% to $10,465,000 and $28,391,000 for the
three and nine months ended September 30, 1998, from $8,263,000 and $22,361,000 for the same periods in 1997. Net income for the three and nine months ended September 30, 1998 increased 24.5% and 26.3% to $2,690,000 and $6,549,000 compared to $2,161,000 and $5,186,000 for the same periods in 1997. Loan originations grew 83.0% and 90.9% to $93,784,000 and $256,861,000 for the three and nine months ended September 30, 1998 from $51,235,000 and $134,546,000 for the same periods in 1997. The Serviced Portfolio increased 40.5% to $417,455,000 at September 30, 1998 from $297,098,000 at September 30, 1997.

     Interest and fees on loans increased 35.7% and 26.1% to $6,819,000 and $18,107,000 for the three and nine months ended September 30, 1998 from $5,025,000 and $14,354,000 for the same periods in 1997, primarily as the result of the higher average balance of other loans during the 1998 period. The average rate earned on the Serviced Portfolio decreased to 12.0% at September 30, 1998 from 12.3% at September 30, 1997, primarily due to the effect of the growth in Hypothecation Loans as a percentage of the portfolio. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but Hypothecation Loan servicing costs and loan losses are generally less as well.

     Gain on the sale of loans increased 8.3% and 27.2% to $2,906,000 and $8,585,000 for the three and nine months ended September 30, 1998 from $2,684,000 and $6,751,000 in the same periods in 1997. The volume of loans sold decreased 10.9% to $34,474,000 for the three months ended September 30, 1998 from $38,694,000 during the three months ended September 30, 1997. The volume of loans sold increased 32.2% to $103,356,000 for the nine months ended September 30, 1998 from $78,195,000 during the same period in 1997. For the three months ended September 30, 1998, compared to the same period in 1997, the gain on sale of loans increased despite a decrease in the volume of loans sold primarily due to a higher percentage of Land Loans sold than Hypothecation Loans sold. Hypothecation Loan sales typically yield less than Land Loans. For the nine months ended September 30, 1998, compared to the same period in 1997, the percentage increase in the gain on sale of loans was slightly less than the percentage increase in the volume of loans sold primarily due to the slight increase in Hypothecation Loans sold during the nine months ended September 30, 1998.

     Servicing and other fee income increased 33.6% and 35.3% to $740,000 and $1,699,000 for the three and nine months ended September 30, 1998, from $554,000 and $1,256,000 for the same periods in 1997 largely due to the increase in the other fee income including certain processing fees, a prepayment penalty from a Hypothecation Loan and a significant repayment fee from an A&D Loan. Although loans serviced for others increased 33.5% to $232,272,000 as of September 30, 1998 from $174,009,000 at September 30, 1997, servicing income remained relatively constant due to an increase in Hypothecation Loans serviced for others and a decrease in the average servicing fee per loan.

     Interest expense increased 25.2% and 30.1% to $3,423,000 and $10,115,000 during the three and nine months ended September 30, 1998 from $2,733,000 and $7,775,000 for the same periods in 1997. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by lower rates. During the three and nine months ended September 30, 1998, borrowings averaged $142,225,000 and $140,577,000, respectively, at an average rate of 8.8% for both periods compared to $112,159,000 and $105,688,000 at an average rate of 9.0% and 9.1% during the same periods in 1997. Interest expense includes the amortization of deferred debt issuance costs.

     Salaries and employee benefits increased 44.6% and 40.6% to $1,277,000 and $3,557,000 for the three and nine months ended September 30, 1998 from $883,000 and $2,529,000 for the same periods in 1997 because of an increase in the number of employees in 1998 and, to a lesser extent, an increase in salaries. Personnel costs as a percentage of revenues increased to 12.2% and 12.5% for the three and nine months ended September 30, 1998 compared to 10.7% and 11.3% for the same periods in 1997. However, as a percentage of the Serviced Portfolio, personnel costs remained constant at 1.2% and 1.1% for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997.
     Other operating expenses increased 1.9% and 4.9% to $906,000 and $2,775,000 for the three and nine months ended September 30, 1998 from $889,000 and $2,645,000 for the same periods in 1997. As a percentage of revenues, other operating expenses decreased to 8.7% and 9.8% for the three and nine months ended September 30, 1998 compared to 10.8% and 11.8% for the corresponding periods in 1997. As a percentage of the Serviced Portfolio, other operating expenses decreased to 0.9% for both the three and nine months ended September 30, 1998 from 1.2% for the same periods in 1997. A portion of the increase in the number of employees in 1998 and the resulting increase in salaries and employee benefits and the corresponding decrease in other operating expenses relates to the resumption in July 1998 of certain customer service and collections activities from a third party servicer.

     During the three and nine months ended September 30, 1998, the provision for loan losses increased 47.5% and 19.5% to $360,000 and $1,170,000 from $244,000 and $979,000 for the same periods in 1997 primarily due to the growth of the Serviced Portfolio.


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

     Since its inception, the Company has sold $451,554,000 of loans at face value ($348,198,000 through December 31, 1997). The principal amount remaining on the loans sold was $232,272,000 at September 30, 1998 and $179,790,000 at December 31, 1997. In connection with certain loan sales, the Company commits to repurchase from investors any loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $10,756,000 of loans at September 30, 1998 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $57,000 and $201,000 as compared to $104,000 and $558,000 of such loans under the recourse provisions of loan sales during the three and nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998, $27,582,000 of the Company's cash was restricted as credit enhancement for certain securitization programs. To date, the Company has participated $10,240,000 of A&D and Other Loans without recourse to the Company ($6,936,000 through December 31, 1997).

     The Company funds its loan purchases in part with borrowings under various lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. These lines of credit totaled $116,000,000 at September 30, 1998 and December 31, 1997. Outstanding borrowings on the lines of credit were $40,840,000 at September 30, 1998. Interest rates on these lines of credit range from the Eurodollar or LIBOR rate plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

     The Company also finances its loan purchases with two revolving line of credit and sale facilities as part of asset backed commercial paper facilities with multi-seller commercial paper issuers. Such facilities totaled $175,000,000 at September 30, 1998 and $150,000,000 at December 31, 1997. As of September 30, 1998 and December 31, 1997, the outstanding balances of loans sold or pledged under these facilities were $142,420,000 and $121,142,000, respectively. There were no outstanding borrowings under these lines of credit at September 30, 1998. Outstanding borrowings under these lines of credit were $169,000 at December 31, 1997. Interest is payable on these lines of credit based on certain commercial paper rates.

     In June 1998, the Company issued 1,000,000 shares of common stock at $19 per share. The net proceeds of the offering were $17,695,000 and were used to pay down certain lines of credit. In connection with the underwriters' option to purchase additional shares to cover over-allotments, the Company issued an additional 166,500 shares in July 1998. Net proceeds of these shares totaled $2,990,000 and were also used to pay down certain lines of credit.

     The Company also finances its liquidity needs with long-term debt. Long-term debt totaled $105,056,000 at September 30, 1998 and $105,347,000 at December 31, 1997.

     In September of 1998, the Company redeemed a term note payable monthly based on the collection of the underlying collateral resulting in an extraordinary loss of $77,000, net of applicable tax benefit of $48,000. The note was collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $5,210,000 at December 31, 1997.

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

     In June, 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, which at September 30, 1998 was $3,860,000, when commercial paper rates exceed 8%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. This agreement expires in July 2003.

     Historically, the Company has not required major capital expenditures to support its operations.


Credit Quality and Allowances for Loan Losses

     The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and estimated future losses on such assets. Past-due loans (loans 30 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio as of September 30, 1998, decreased to 1.05% from 1.20% at December 31, 1997. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. When the Company does not receive guarantees on loan portfolios purchased, it adjusts its purchase price to reflect anticipated losses and its required yield. This purchase adjustment is recorded as an increase in the allowance for loan losses and is used only for the respective portfolio. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $6,506,000 at September 30, 1998 compared to $5,877,000 at December 31, 1997. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at September 30, 1998 decreased to 1.56% from 1.93% at December 31, 1997 primarily as a result of the increase in Hypothecation Loans as a percentage of the Serviced Portfolio.

     As part of the Company's financing of Purchased Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Purchased Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,028,000 and $10,655,000 at September 30, 1998 and December 31, 1997,
respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with "Year 2000" requirements.

     State of Readiness. The Company is in the process of evaluating the year 2000 readiness of the information technology systems used in its operations ("IT Systems") and its non-IT Systems, such as building security, voice mail and other systems. The process consists of the following phases: (i) identification of all IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and
(vi) creation of contingency plans in the event of year 2000 failures.

     The Company's current financial and accounting software was installed in October 1998, and the supplier has informed the Company that such software is year 2000 compliant. The Company uses a third party servicer to perform some functions, such as receipt and posting of loan payments and other loan related activity. The third party servicer has represented to the Company that its systems are year 2000 compliant. In addition, the Company relies upon various vendors, governmental agencies, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of its control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

     During 1998, the Company circulated a questionnaire to vendors and customers with whom the Company has material relationships to obtain information about year 2000 compliance. Until the review of these questionnaires is completed, the Company will not be able to effectively evaluate whether any remediation efforts are necessary with respect to its IT Systems (except as described above) or non-IT Systems.

     Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating year 2000 compliance matters generally. The Company believes that internally generated funds or available cash should be sufficient to cover the projected costs associated with any modifications to existing software to make it year 2000 compliant. However, no assurances can be given that such modifications can be made in a timely and cost effective manner. Failure to make timely modifications could, in a worse case scenario, result in the inability to process loans and loan related data and could have a material adverse effect on the Company. At this time, the Company does not possess the information necessary to estimate the potential impact of year 2000 compliance issues relating to its other IT-Systems, non-IT Systems, its vendors, its customers, and other parties. Such impact, including the effect of a year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

     Contingency Plan. The Company has not yet developed a year 2000-specific contingency plan. If further year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to such issues.


Inflation

     Inflation has not had a significant effect on the Company's operating results to date.























PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

        None

Item 2.  Changes in Securities

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None






























       Item 5.  Other Information
                    SUMMARY CONSOLIDATED FINANCIAL INFORMATION
                          (Dollars in thousands, except per share data)
                                                           Nine Months Ended
                              Year Ended December 31,         September 30,
                         1997     1996       1995       1994      1993     1998      1997
                         ----     ----       ----       ----      ----     ----      ----
Statement of IncomeData (1):
Revenues:
  Interest and fees
on loans...............$ 19,374  $ 14,789  $ 11,392  $  5,669  $  4,330  $ 18,107  $ 14,354
  Gain on sale of
loans..................   8,564     7,331     5,161      4,847    4,550     8,585     6,751
  Servicing and
other fee income.......   1,753     1,576       908        459      501     1,699     1,256
                         ------    ------    ------     ------   ------    ------    ------
    Total revenues...    29,691    23,696    17,461     10,975    9,381    28,391    22,361
                         ------    ------    ------     ------   ------    ------    ------
Expenses:
  Interest expense...    10,675     7,197     6,138      3,158    2,717    10,115     7,775
  Salaries and
employee benefits......   3,399     2,824      2,798     1,776    1,350     3,557     2,529
  Other operating
expenses...............   3,480     3,147      2,120     1,164    1,017     2,775     2,645
  Provision for
loan losses............   1,400     1,954        890       559      620     1,170       979
                         ------    ------     ------    ------   ------    ------    ------
      Total expenses...  18,954    15,122     11,946     6,657    5,704    17,617    13,928
                         ------    ------     ------    ------   ------    ------    ------
Income before
income taxes and
  extraordinary item... 10,737      8,574       5,515     4,318   3,677    10,774    8,433
Provision for
  income taxes.........  4,134      3,301       2,066     1,619   1,426     4,148    3,247
                        ------     ------      ------    ------  ------    ------    ------
Income before
extraordinary item.....  6,603      5,273       3,449     2,699   2,251     6,626    5,186
Extraordinary item (2)    (220)       ---         ---      (126)    ---       (77)     ---
                        ------      ------      ------   ------   ------    ------   ------
    Net income....... $  6,383   $  5,273    $  3,449  $  2,573 $ 2,251   $ 6,549  $  5,186
                        ======     ======       ======   ======  ======    ======    ======
Basic per common share amounts:
 Income before
  extraordinary item...$  1.19   $    .97    $    .80  $    .66   $ .55    $ 1.09  $    .94
  Extraordinary item...   (.04)        --          --      (.03)     --      (.01)       --
                         ------      ----       ------   -------  ------  --------   ------
  Net income per
share..................$ 1.15    $    .97    $    .80  $    .63   $ .55    $ 1.08  $     .94
                       =======    =======       ======    ======  ======   =======   =======
Basic weighted
 average number
  of shares
 outstanding...........5,572,465  5,441,636  4,315,469  4,116,684  4,065,688  6,083,183  5,545,497
Diluted per common
share amounts:
  Income before
extraordinary item...  $ 1.12    $   .93     $   .76   $    .63   $ .53     $ 1.03  $     .88
  Extraordinary item...  (.04)        --          --       (.03)     --       (.01)        --
                        ------      ----        ------   -------  ------    --------    ------
  Net income per
share..................$ 1.08    $   .93     $   .76   $    .60   $ .53     $ 1.02  $     .88
                        =====       ====        ======   =======  ======    =========   =======
Diluted weighted
average number
  of shares
outstanding............5,909,432  5,682,152  4,524,607  4,282,884  4,216,151  6,432,422  5,876,651
Cash dividends
 declared per
  common  share........$  .06    $   .05     $   .04   $    .03    $ .02     $ --    $     --

Other Statement of
Income Data:
Income before
 extraordinary item
 as a percentage
 of  revenues.......... 22.3%      22.3%       19.8%      24.6%    24.0%      23.4%       23.2%
Ratio of EBITDA to
 interest   expense (3)  2.17       2.90        2.44       3.31     2.81       2.13        2.16
Ratio of earnings
to fixed charges(4)....  2.01       2.19        1.90       2.37     2.35       2.07        2.08
Return on average
assets (5).............  3.8%       4.0%        3.7%       4.6%     5.0%       3.9%        4.3%
Return on average
equity (5)............. 14.1%      13.3%       16.6%      17.2%    17.0%      13.9%       14.9%
----------

(1) Certain amounts in the 1993 through 1996 financial information have been restated to conform to the 1997 and 1998 presentation. (2) Reflects loss on early extinguishment of a portion of the 1992 Notes (as defined herein), net of applicable tax benefit of $76,000, for 1994, of the remainder of the 1992 Notes, net of applicable tax benefit of $138,000, for 1997, and of the term note payable, net applicable tax benefit of $48,000, for 1998. (3) The ratio of EBITDA to interest expense is required to be calculated for the twelve month period immediately preceding each calculation date, pursuant to the terms of the indentures to which the Company is subject. EBITDA is defined as earnings before deduction of taxes, depreciation, amortization, and interest expense (but after deduction for any extraordinary item). (4) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items and fixed charges. Fixed charges consist of interest charges and the amortization of debt expense. (5) The return on average assets and average equity for the nine month periods are calculated on an annualized basis. Calculations are based on income before extraordinary item.

        SUMMARY CONSOLIDATED FINANCIAL INFORMATION - (Continued)
              (Dollars in thousands, except per share data)

                                   December 31,               Sept. 30,
Balance Sheet Data (6):  1997       1996       1995      1994      1993      1998

Total assets..........$186,790   $152,689   $112,459   $63,487   $54,444   $252,594
Loans held for sale (7) 16,366     12,260     14,380    11,094     5,931     11,131
Other loans (7).......  86,307     79,996     33,613    15,790    10,306    155,694
Retained interests in
loan sales (7)........  30,299     28,912     22,594    11,996    11,764     28,954
Secured debt..........   5,387     43,727      9,836     5,823       --      42,340
Unsecured debt........ 105,347     46,995     47,401    29,896    32,302    105,056
Stockholders' equity..  52,071     42,448     37,396    16,610    14,722     79,787



                                                                          Nine Months
                                                                             Ended
                               Year Ended, December 31,                    Sept. 30,
Other Financial Data:    1997        1996      1995      1994      1993      1998
                        ------      ------     -----    -----      -----    -----
Loans purchased and
originated (8)........$184,660   $133,750   $121,046  $ 59,798  $ 42,410   $256,861
Loans sold (8)........  98,747     54,936     65,115    40,116    28,099    103,356
Loans participated (8)   6,936        --         --        --       --        3,304
Serviced Portfolio (9) 304,102    242,445    176,650   105,013    84,360    417,455
Loans serviced for
others................ 179,790    129,619    111,117    72,731    59,720    232,272
Dealer/developer
reserves..............  10,655     10,628      9,644     6,575     4,926     10,028
Allowance for loan
losses (10)...........   5,877      4,528      3,715     1,264     1,064      6,506
Allowance ratio (11)..    1.93%      1.87%      2.10%     1.20%     1.26%      1.56%
Delinquency ratio (12)    1.20%      1.34%      1.73%      .93%      .61%      1.05%
Net charge-off ratio
(8)(13)...............     .74%       .94%       .67%      .38%      .69%       .56%
Non-performing asset
ratio (14)............    1.03%      1.57%      1.35%     1.02%     1.48%       .88%
----------

(6) In 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Consequently, certain amounts included in the 1993 through 1996 financial statements have been reclassified to conform with the 1997 and 1998 presentation: "Subordinated pass through certificates held to maturity," "Excess servicing asset" and "Allowance for loans sold" have been reclassified as "Retained interests in loan sales." In addition, "Loans held for investment" have been reclassified as "Other loans."
(7) Amount indicated is net of allowance for losses and recourse obligation on retained interests in loan sales.
(8) During the relevant period.
(9) The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company.
(10)The allowance for loan losses includes allowance for losses under the recourse provisions of loans sold. See Note C to financial statements.
(11)The allowance ratio is the allowances for loan losses divided by the amount of the Serviced Portfolio.
(12)The delinquency ratio is the amount of delinquent loans divided by the amount of the Serviced Portfolio. Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.
(13)The net charge-off ratio is determined by dividing the amount of net charge-offs for the period by the average Serviced Portfolio for the period. The September 30, 1998 amount is calculated on an annualized basis.
(14)The non-performing asset ratio is determined by dividing the sum of the amount of those loans which are 90 days or more past due and other real estate owned by the amount of the Serviced Portfolio.

                                BUSINESS


Overview


     Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets.

     The Company purchases consumer loans (the "Purchased Loans") consisting primarily of loans to purchasers of rural and vacation properties ("Land Loans") and vacation ownership interests popularly known as timeshare interests ("VOI Loans"). The Company also provides financing to rural land dealers, timeshare resort developers and other finance companies secured by receivables ("Hypothecation Loans") and to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A&D Loans"). In addition, the Company purchases other loans, such as consumer home equity loans, mortgages and construction loans, and provides financing to other businesses secured by receivables or other assets ("Other Loans").

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



Characteristics of the Serviced Portfolio, Loan Purchases and
Originations


    The  following  table  shows the  growth in the  diversity  of the  Serviced
Portfolio  from  primarily   Purchased  Loans  to  a  mix  of  Purchased  Loans,
Hypothecation Loans, A&D Loans and Other Loans:

                                    December 31,                  Sept.
                                                                   30,
                         1997    1996    1995   1994    1993      1998
                        ------  ------  ------ ------  ------    -----
Purchased Loans..........56.6%   67.1%   81.6%  85.3%   89.0%    42.6%
Hypothecation Loans......26.9    20.7    12.5    9.0     5.0     34.0
A&D Loans................13.7     8.7     3.1    3.3     4.3     12.1
Other Loans...............2.8     3.5     2.8    2.4     1.7     11.3
                          ---   -----   -----  -----   -----     ----
          Total.........100.0%  100.0%  100.0% 100.0%  100.0%   100.0%
                        =====   =====   =====  =====   =====    =====




     The following table shows the growth in the diversity of the Company's originations from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A&D Loans and Other Loans:

                                                         Nine Months
                             Year Ended December 31,     Ended

                                                         Sept. 30,

                      1997   1996   1995   1994   1993    1997    1998
                     ------ ------ ------ ------ ------ ------   ------
Purchased Loans.....  30.3%  49.9%  71.4%  67.6%  77.8%   16.7%   34.4%
Hypothecation Loans.  37.1   29.6   20.9   22.2   11.8    48.5    34.6
A&D Loans...........  24.0   14.4    3.1    6.0    7.1    12.1    22.6
Other Loans.........   8.6    6.1    4.6    4.2    3.3    22.7     8.4
                     -----  -----  -----  -----  -----    ----    ----
Total..............  100.0% 100.0% 100.0% 100.0% 100.0%  100.0%  100.0%
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

                             Principal Amount of Loans
                                    December 31,                Sept.
                                                                 30,
                         1997    1996   1995    1994    1993    1998
                         ----    ----   ----    ----    ----    ----
   Southwest...............30%    26%    16%     19%     18%      31%
   South...................31     31     31      37      33       31
   West....................17     20     20       3       2       19
   Mid-Atlantic............10     10     16      16      17        8
   Northeast...............12     13     17      25      30       11
                           --     --     --      --      --      ---
        Total.............100%   100%   100%    100%    100%     100%
                          ===    ===    ===     ===     ===      ===


      a. Land Loans

    Dealers from whom the Company purchases Land Loans are typically closely-held firms with annual revenues of less than $3.0 million. Dealers generally purchase large rural tracts (generally 100 or more acres) from farmers or other owners and subdivide the property into one to twenty acre parcels for resale to consumers. Generally the subdivided property is not developed significantly beyond the provision of graded access roads. In recreational areas, sales are made primarily to urban consumers who wish to use the property for a vacation or retirement home or for recreational purposes such as fishing, hunting or camping. In other rural areas, sales are more commonly made to persons who will locate a manufactured home on the parcel. The aggregate principal amount of Land Loans purchased from individual dealers during the nine months ended September 30, 1998 varied significantly from a low of approximately $6,300 to a high of approximately $4.7 million. As of September 30, 1998 and December 31, 1997, the five largest dealers accounted for approximately 21.1% and 18.4%, respectively, of the principal amount of the Land Loans in the Serviced Portfolio. No single dealer accounted for more than 5.4% and 5.0% at September 30, 1998 and at December 31, 1997.

    As of September 30, 1998 and December 31, 1997, 37.6% and 47.0%, respectively, of the Serviced Portfolio consisted of Land Loans. The average principal balance of such Land Loans was approximately $13,000 at both September 30, 1998 and December 31, 1997. The following table sets forth as of September 30, 1998 the distribution of Land Loans in the Company's Serviced Portfolio:

                                     Percentage of            Percentage of
Principal Balance       Principal       Principal  Number       Number of
                         Amount          Amount   of Loans       Loans
                         ------          ------    ------       ------
Less than $10,000.....$29,083,000         18.5%    5,586         46.3%
$10,000-$19,999........60,720,000         38.7     4,261         35.4
$20,000 and greater....67,288,000         42.8     2,210         18.3
                       ----------        -----     -----        -----
Total................$157,091,000        100.0%   12,057        100.0%
                       ==========        =====     =====        =====

    As of September 30, 1998 and December 31, 1997, the weighted average interest rate of the Land Loans included in the Company's Serviced Portfolio was 12.1%. The weighted average remaining maturity was 12.0 and 12.1 years, respectively, at September 30, 1998 and December 31, 1997. The following table sets forth as of September 30, 1998 the distribution of interest rates payable on the Land Loans:

                                                            Percentage of
                                          Principal           Principal
Interest Rate                               Amount              Amount
Less than 12.0%........................$ 55,256,000            35.2%
12.0%-13.9%..............................77,018,000             49.0
14.0% and greater........................24,817,000             15.8
                                         ----------            -----
     Total.............................$157,091,000            100.0%
                                       ============            =====


    As of September 30, 1998 and December 31, 1997, the Company's Land Loan borrowers resided in 50 states, the District of Columbia and nine and two territories or foreign countries, respectively.


      b. VOI Loans

    The Company purchases VOI Loans from various resort developers. The Company generally targets small to medium size resorts with completed amenities and established property owners associations. These resorts participate in programs that permit purchasers of VOIs to exchange their timeshare intervals for timeshare intervals in other resorts around the world. During the nine months ended September 30, 1998, the Company acquired approximately $1,712,000 of VOI Loans. As of September 30, 1998 and December 31, 1997, the five largest developers accounted for approximately 35.9% and 36.6%, respectively, of the principal amount of the VOI Loans in the Serviced Portfolio. No single developer accounted for more than 9.5% at September 30, 1998 or at December 31, 1997.

    As of September 30, 1998 and December 31, 1997, 5.0% and 9.6%, respectively, of the Serviced Portfolio consisted of VOI Loans. The average principal balance of such VOI Loans was approximately $3,500 and $3,600, respectively. The following table sets forth as of September 30, 1998 the distribution of VOI
Loans:

                                     Percentage              Percentage
                                         of       Number of      of
Principal Balance        Principal     Principal   Loans      Number of
                           Amount       Amount                  Loans
                        ----------     -------    ------      ---------
Less than $4,000...... $ 8,026,000       38.4%    3,863         63.9%
$4,000-$5,999.........   7,190,000       34.4     1,446         23.9
$6,000 and greater....   5,668,000       27.2       737         12.2
                         ---------      -----      ----         ----
     Total............ $20,884,000      100.0%    6,046        100.0%
                       ===========      =====     =====        =====





    As of September 30, 1998 and December 31, 1997, the weighted average interest rate of the VOI Loans included in the Company's Serviced Portfolio was 14.6% and the weighted average remaining maturity was 3.7 years. The following table sets forth as of September 30, 1998 the distribution of interest rates payable on the VOI Loans:

                                                   Percentage of
                                       Principal     Principal
Interest Rate                            Amount       Amount
-------------                            ------     ----------
Less than 14.0%.................... $ 8,853,000       42.4%
14.0%-15.9%.......................... 5,058,000       24.2
16.0% and greater.................... 6,973,000       33.4
                                      ---------      -----
     Total......................... $20,884,000      100.0%
                                    ===========      =====

      As of September 30, 1998 and December 31, 1997, the Company's VOI borrowers resided in 50 states, the District of Columbia and four territories or foreign countries.


   (2) Hypothecation Loans

    The Company extends Hypothecation Loans to land dealers and resort developers and other businesses secured by receivables. The Company has expanded its marketing of Hypothecation Loans to include loans to other finance companies secured by other types of collateral. These loans may be larger than the Company's average Hypothecation Loans and may provide the Company with an option to take an equity position in the borrower. During the nine months ended September 30, 1998, the Company extended or acquired approximately $124.5 million of Hypothecation Loans, of which $20.4 million, or 16.4%, were secured by Land Loans, $62.6 million, or 50.3%, were secured by VOI Loans and $41.5 million, or 33.3%, were secured by other types of collateral such as tax lien certificates, accounts receivable and mortgages.

    The Company typically extends Hypothecation Loans based on advance rates of 75% to 90% of the eligible receivables which serve as collateral. The Company's Hypothecation Loans are typically made at variable rates based on the prime rate of interest plus 2% to 4%. As of September 30, 1998 and December 31, 1997, the Company had $142.0 million and $81.9 million of Hypothecation Loans outstanding, none of which were 30 days or more past due. During the three months ended March 31, 1998, the Company acquired a $17.0 million participation interest in a Hypothecation Loan from another financial institution. As planned, in May of 1998, the Company purchased the underlying receivables, which the Company has reclassified as Other Loans. The proceeds of the receivables purchased were applied to pay off the Company's participation interest. At September 30, 1998, Hypothecation Loans ranged in size from $4,400 to $18.2 million with an average principal balance of $1,480,000. At December 31, 1997, Hypothecation Loans
ranged in size from $7,800 to $8.7 million with an average balance of $1,204,000. The five largest Hypothecation Loans represented 13.2% and 10.7% of the Serviced Portfolio at September 30, 1998 and December 31, 1997, respectively.


  (3) A&D Loans

    The Company also makes A&D Loans to dealers and developers for the acquisition and development of rural and timeshare resorts in order to finance additional receivables generated by the A&D Loans. During the nine months ended September 30, 1998, the Company made $31.1 million of A&D Loans to land dealers and resort developers, of which $12.2 million, or 39.2%, were secured by land, $18.9 million, or 60.8%, were secured by resorts under development.

    The Company generally makes A&D Loans to land dealers and resort developers based on loan to value ratios of 60% to 80% at variable rates based on the prime rate plus 2% to 4%. As of September 30, 1998 and December 31, 1997, the Company had $50.3 million and $41.7 million, respectively, of A&D Loans outstanding, none of which were 30 days or more past due. At September 30, 1998 and December 31, 1997, A&D Loans were secured by timeshare resort developments and rural land subdivisions in 19 states and one territory and 18 states and one territory, respectively. A&D Loans ranged in size from $1,700 to $8.8 million with an average principal balance of $661,000 at September 30, 1998. A&D Loans ranged in size from $7,800 to $7.3 million with an average principal balance of $622,000 at December 31, 1997. The five largest A&D Loans represented 4.8% and 6.1%, of the Serviced Portfolio at September 30, 1998 and December 31, 1997, respectively.

  (4) Other Loans

    At September 30, 1998, Other Loans consisted primarily of consumer home equity, mortgage and construction loans, builder construction loans and other secured commercial loans. Historically, the Company has made or acquired certain other secured and unsecured loans to identify additional lending opportunities or lines of business for possible future expansion as it did with VOI Loans and Hypothecation Loans. In May of 1998, the Company purchased 232 builder construction loans totaling $32.7 million, a portion of which had previously been collateral for the Hypothecation Loan in which the Company owned a participation interest. At September 30, 1998, the Company had 187 of the builder construction loans totaling $32.2 million. The Company had $47.2 million and $8.5 million of Other Loans, 1.21% and 1.97% of which were 90 days or more past due at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, Other Loans ranged in size from less than $500 to $868,600 with an average principal balance of $63,500. At December 31, 1997, Other Loans ranged in size from less than $500 to $151,000 with an average principal balance of $13,800. The five largest Other Loans represent 0.9% and 0.2% of the Serviced Portfolio at September 30, 1998 and December 31, 1997, respectively.

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

    The Company's loan policy is to purchase Land and VOI Loans from $3,000 to $50,000. On a case by case basis, the Company will also consider purchasing such loans in excess of $50,000. As of September 30, 1998, the Company had 158 Land Loans exceeding $50,000 representing 0.8% of the number of such loans in the Serviced Portfolio, for a total of $11.3 million. There were no VOI Loans exceeding $50,000 as of September 30, 1998. The Company will originate Hypothecation Loans up to $15 million and A&D Loans up to $10 million. From time to time, the Company may have an opportunity to originate larger Hypothecation Loans or A&D Loans in which case the Company would seek to participate such loans with other financial institutions. Construction Loans greater than $200,000 and any other loans greater than $100,000 must be approved by the Credit Committee which is comprised of the Chief Executive Officer, Executive Vice President, Chief Financial Officer and two Senior Vice Presidents.

Collections and Delinquencies

    Management believes that the relatively low delinquency rate for the Serviced Portfolio is attributable primarily to the application of its underwriting criteria, as well as to dealer guarantees and reserves withheld from dealers and developers. No assurance can be given that these delinquency rates can be maintained in the future.

    Collection efforts are managed and delinquency information is analyzed at the Company's headquarters. Unless circumstances otherwise dictate, collections are generally made by mail and telephone. Collection efforts begin when an account is seven days past due, at which time the Company sends out a late notice. When an account is fifteen days past due, the Company attempts to contact the borrower to determine the reason for the delinquency and to attempt to cause the account to become current. If the status of the account continues to deteriorate, an analysis of that delinquency is undertaken by the collection manager to determine the appropriate action. When the loan is 90 days past due in accordance with its original terms and it is determined that the amounts cannot be collected from the dealer or developer guarantees or reserves, the loan is generally placed on a nonaccrual status and the collection manager determines the action to be taken. The determination of how to work out a delinquent loan is based upon many factors, including the borrower's payment history and the reason for the current inability to make timely payments. When a guaranteed loan becomes 60 days (90 days in some cases) past due, in addition to the Company's collection procedures, the Company generally obtains the assistance of the dealer or developer in collecting the loan.

    The Company extends a limited number of its loans for reasons the Company considers acceptable such as temporary loss of employment or serious illness. In order to qualify for a one to three month extension, the customer must make three timely payments without any intervention from the Company. For extensions of four to six months, the customer must make four to six timely payments, respectively, without any intervention from the Company. The Company will not extend a loan more than two times for an aggregate six months over the life of the loan. The Company has extended approximately 1.0% of its loans through September 30, 1998. The Company does not generally modify any other loan terms such as interest rates or payment amounts.

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



    Serviced Portfolio


    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees for the Serviced Portfolio:

                                                                                        Nine
                                                                                       Months
                                                                                       Ended
                            Year Ended December 31,                                   Sept. 30,
                  1997            1996         1995          1994         1993          1998
Serviced
Portfolio......$304,102,000  $242,445,000  $176,650,000  $105,013,000  $84,360,000  $417,455,000
Delinquent
loans(1).......   3,642,000     3,255,000     3,062,000       981,000      511,000     4,373,000
Delinquency
as a
Percentage of
  Serviced
Portfolio......       1.20%          1.34%         1.73%          .93%         .61%         1.05%
----------

(1)Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.



Land Loans


    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees for Land Loans in the Serviced
Portfolio:

                                                                              Nine
                                                                             Months
                                                                              Ended
                              Year Ended December 31,                       Sept. 30,
                   1997        1996         1995       1994       1993         1998
                ---------   ---------    ----------  -------    -------       -------
Land Loans in
  Serviced
Portfolio.....$142,828,000 $119,370,000 $97,266,000 $90,502,000 $77,258,000 $157,091,000
Delinquent Land
  Loans(1).....  2,453,000    1,920,000   1,059,000     981,000     511,000    3,056,000
Delinquency as
a
  Percentage of
  Land Loans in
  Serviced
Portfolio......      1.72%        1.61%       1.09%        1.08%       .66%         1.95%
----------

(1)Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.






VOI Loans

    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees for VOI Loans in the Serviced
Portfolio:

                                       Nine
                                      Months
                                      Ended
                              Year Ended December 31,                         Sept. 30,
                    1997        1996         1995        1994        1993        1998
                   -----        -----        -----      -----        -----    ---------
VOI Loans in
Serviced
  Portfolio.... $29,232,000  $43,284,000  $46,700,000  $2,851,000  $1,434,000  $20,884,000
Delinquent VOI
  Loans(1).....     739,000    1,316,000    1,958,000       --          --         394,000
Delinquency as a
  percentage of
VOI
  Loans in
Serviced
  Portfolio....       2.53%        3.04%         4.19%       --         --            1.89%
----------

(1)Delinquent loans are those which are 30 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

   Hypothecation, A&D and Other Loans

    The Company did not have any delinquent Hypothecation Loans or A&D Loans for the years ended December 31, 1993 through December 31, 1997 or for the nine months ended Sept. 30, 1998. The Company did not have significant amounts of delinquent Other Loans for the years ended December 31, 1993 through December 31, 1996. At December 31, 1997, there were $8.5 million of Other Loans of which $450,000 or 5.3% were 30 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned. At September 30, 1998, there were $47.2 million of Other Loans of which $924,000 or 2.0% were 30 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

Allowance for Loan Losses, Net Charge-offs and Dealer Reserves

    The following is an analysis of the total allowances for all loan losses:

                                             Nine
                                            Months
                                            Ended
                                    Year Ended December 31,                  Sept. 30,
                      1997        1996        1995       1994        1993      1998
                     ------      ------      ------     ------      ------    ------
Allowance,
beginning of
  year.............$4,528,000  $3,715,000  $1,264,000 $1,064,000   $ 498,000 $5,877,000
Provision for
loan losses........ 1,400,000   1,954,000     890,000    559,000     620,000  1,170,000
Net charge-offs of
  uncollectible
accounts...........(2,010,000) (1,965,000    (946,000)  (359,000)   (493,000)(1,505,000)
Allocation of
purchase
  adjustment(1).... 1,959,000     824,000   2,507,000     ---        439,000    964,000
Allowance, end of
year...............$5,877,000  $4,528,000  $3,715,000  $1,264,000 $1,064,000  $6,506,000
----------

(1)Represents allocation of purchase adjustment related to purchase of certain nonguaranteed loans.

    The following is an analysis of net charge-offs by major loan and collateral types experienced by the Company:

                                                                          Nine
                                                                         Months
                                                                         Ended
                                    Year Ended December 31,             Sept.30,
                          1997       1996     1995     1994     1993      1998
                         ------    -------  -------  -------   -------  -------
Land Loans............. $986,000 $  669,000 $546,000 $359,000 $493,000   $861,000
VOI Loans..............  939,000  1,284,000   45,000      --       --     460,000
Hypothecation Loans....       --         --       --      --       --         --
A&D Loans..............   (2,000)    (8,000) 352,000      --       --         --
Other Loans............   87,000     20,000    3,000      --       --     184,000
Total net charge-offs.$2,010,000$ 1,965,000 $946,000 $359,000 $493,000 $1,505,000
Net charge-offs as a
percentage
  of the average
Serviced Portfolio.....     .74%       .94%     .67%     .38%     .69%       .56%

    As part of the Company's financing of Land Loans and VOI Loans, the Company enters into arrangements with most land dealers and resort developers whereby the Company establishes reserves to protect the Company from potential losses associated with such loans. The Company retains a portion of the amount payable to a dealer when purchasing a Land Loan or a VOI Loan and uses the amount retained to absorb loan losses. The Company negotiates the amount of the reserves with the land dealers and resort developers based upon various criteria, two of which are the financial strength of the land dealer or resort developer and the credit risk associated with the loans being purchased. Dealer reserves for Land Loans were $6,420,000, $7,555,000 and $8,321,000 at December 31, 1995, 1996 and 1997, respectively, and $8,269,000 at September 30, 1998.
Developer reserves for VOI Loans amounted to $3,224,000, $3,072,000 and $2,299,000 at December 31, 1995, 1996 and 1997, respectively, and $1,759,000 at
September 30, 1998. Most dealers and developers provide personal and, when relevant, corporate guarantees to further protect the Company from loss.


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

    In 1990, the Company began privately placing issues of pass-through certificates evidencing an undivided beneficial ownership interest in pools of mortgage loans which have been transferred to trusts. The principal and part of the interest payments on the loans transferred to the trust are collected by the Company, as the servicer of the loan pool, remitted to the trust for the benefit of the investors, and then distributed by the trust to the investors in the pass-through certificates.
    As of September 30,1998, the Company had sold or securitized a total of approximately $451.6 million in loans. In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral. If borrowers default in the payment of principal or interest on the loans underlying these issues of pass-through certificates, losses would be absorbed first by the subordinated portion or cash collateral account retained by the Company and might, therefore, have to be charged against the allowance for loan losses to the extent dealer guarantees and reserves are not available.

    The Company also has a $150.0 million revolving line of credit and sale facility for its land loans as part of an asset backed commercial paper facility with a multi-seller commercial paper conduit. The facility expires in June 2001. As of September 30, 1998, the outstanding balance of the sold or pledged loans securing this facility was $131.4 million. The Company has an additional revolving line of credit and sale facility of $25.0 million with another multi-seller commercial paper conduit. The facility expires in March 2000. As of September 30, 1998, the outstanding aggregate balance of the sold loans under the facility was $11.0 million.

Marketing and Advertising

    The Company markets its program to rural land dealers and resort developers through brokers, referrals, dealer and developer solicitation, and targeted direct mail. The Company employs three marketing executives based in Lakewood, Colorado, five marketing executives based in Williamstown, Massachusetts, one marketing executive in Atlanta, Georgia and two marketing executives based in Hoover, Alabama. In the last five years the Company has closed loans with over 300 different dealers and developers.

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

Regulation

    The Company is licensed as a lender, mortgage banker or mortgage broker in 22 of the states in which it operates, and in those states its operations are subject to supervision by state authorities (typically state banking or consumer credit authorities). Expansion into other states may be dependent upon a finding of financial responsibility, character and fitness of the Company and various other matters. The Company is generally subject to state regulations, examination and reporting requirements, and licenses are revocable for cause. The Company is subject to state usury laws in all of the states in which it operates.

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

Employees

    As of September 30, 1998, the Company had 103 full-time equivalent employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Item 6.   Exhibits

        The following exhibits are filed herewith:

               10.178   Amendment  No.  1 to  Indenture  of  Trust  dated
                     September 1, 1998, dated as of June 1, 1998, between Litchfield Hypothecation Corp. 1998-A and The Chase Manhattan Bank.

               10.179Participation  Agreement  dated as of  September  9,  1998, between the Company and The Brattleboro Savings & Loan.

               10.180Note  Purchase  Agreement  dated as of  September  17, 1998 among the Company, Litchfield Hypothecation Corporation and BankBoston.

                10.181 Limited Guarantee dated as of September 17, 1998, between the Company and BankBoston.

                11.1 Statement re: computation of earnings per share

                27.1 Financial Data Schedule

                                                          FORM 10-Q




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITCHFIELD FINANCIAL CORPORATION




DATE:  November 12, 1998               /s/ Richard A. Stratton
                                       -----------------------

                                  RICHARD A. STRATTON
                                  Chief Executive Officer,
                                  President and Director





DATE:  November 12, 1998               /s/ Ronald E. Rabidou
                                       ---------------------

                                  RONALD E. RABIDOU
                                  Chief Financial Officer



















                                                     Exhibit 10.178

      AMENDMENT NO. 1 TO INDENTURE OF TRUST (this "Amendment"), dated as of September 1, 1998, by and between LITCHFIELD HYPOTHECATION CORP. 1998-A, a corporation organized under the laws of the State of Delaware (the "Issuer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (together with its permitted successors in the trusts hereunder, the "Trustee").


                        W I T N E S S E T H:


           WHEREAS, the Issuer and the Trustee are parties to an Indenture of Trust (the "Indenture"), dated as of June 1, 1998 providing for the issuance by the Issuer from time to time of its Hypothecation Loan Collateralized Notes in an aggregate outstanding principal amount not to exceed $30,000,000 (collectively, the "Notes");

WHEREAS, pursuant to the Indenture , the Issuer has pledged and assigned all of the Issuer's right, title and interest in and to the Trust Estate to the Trustee as security for the Notes;

           WHEREAS, on the Closing Date, the Issuer issued Series A Notes in an initial aggregate principal amount of $10,027,636.73 which Series A Notes were authenticated and delivered by the Trustee to the Purchaser;

           WHEREAS, the Issuer desires to issue additional Series A Notes in an initial aggregate principal amount of $2,121,981.93 (the "Additional Series A Notes") and to authorize the Trustee to authenticate and deliver the Additional Series A Notes to the Purchaser;

    WHEREAS, as security for the Additional Series A Notes and all other Notes now or from time to time hereafter outstanding, the Issuer desires to pledge and assign the additional loans specified on Schedule A hereto (the "Additional Loans") and the Loan Collateral and related assets (but excluding Unassigned Rights) relating to the Additional Loans to the Trustee as additional assets comprising the Trust Estate;

           WHEREAS, the Purchaser and Litchfield Financial Corporation, as the Holders of 100% of the aggregate outstanding principal amount of the Notes on the date hereof have consented to the execution and delivery of this Amendment by the parties hereto;

           NOW, THEREFORE, in consideration of the premises and mutual agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Issuer and the Trustee agree as follows:

      1. Amendments. (a) Schedule 1 to the Indenture is hereby amended and restated in its entirety by the revised Schedule 1 attached hereto as Exhibit A, and all references to Schedule 1 in the Indenture and Appendix A incorporated by reference therein shall refer to Schedule 1 as so amended and restated.

      (b) The Indenture is further amended to provide that each and every Additional Loan shall be deemed a "Loan" for all purposes of the Indenture and Appendix A incorporated by reference therein and all references to a "Loan" and the "Loans" in the Indenture and Appendix A incorporated by reference therein shall include each Additional Loan.

      (c) Appendix A as incorporated by reference into the Indenture is hereby amended by the addition of the term "Second
Closing Date" as follows: "Second Closing Date" shall mean
September 17, 1998."

      (d) Clause (iii) of the definition of "List of Loans" in Appendix A as incorporated by reference into the Indenture is hereby amended by the addition of the following at the end thereof : "(or , with respect to Loans contributed to the Trust Estate after the Closing Date, the first day of the month in which such Loans are contributed to the Trust Estate)."

      (e) Section 2.1 of the Indenture is hereby amended by the addition of the following sentence at the end thereof: "The Trustee is hereby authorized to authenticate and deliver to the Purchaser on the Second Closing Date Series A Notes in the initial principal amount of $2,121,981.93.

      (f) Clause (b)(i) of Section 2.9 of the Indenture is hereby amended to read as follows: "June 29, 1998 in the case of the Series A Notes issued and authenticated on the Closing Date and September 9, 1998 in the case of the Series A Notes issued and authenticated on the Second Closing Date.

      2. Further Agreements. The parties each agree to execute and deliver to the other such reasonable and appropriate additional documents, instruments or agreements as may be necessary or appropriate to effectuate the purposes of this Amendment.

      3.  Costs and Expenses.  The Issuer shall reimburse the
Trustee for the reasonable costs and expenses, including costs and expenses of counsel, incurred by Trustee in connection with this Amendment.

      4. Indenture in Full Force and Effect. The amendments set forth herein are limited precisely as written and shall not be deemed to (i) modify any other term or condition of the Indenture or (ii) prejudice any right the Noteholders may have now or in the future under or in connection with the Notes, the Indenture or any related document or agreement. Except as expressly amended hereby, the Indenture shall remain unchanged and in full force and effect.

      5. Effect of Headings. The section headings herein are for convenience only and shall not affect the construction hereof.

      6. Successors and Assigns. All covenants and agreements in this Amendment by the Issuer shall bind its successors and assigns, whether so expressed or not.

      7. Severability. In case any provision in this Amendment shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.
      8. Governing Law. This Amendment shall be construed in accordance with and governed by the laws of the State of New York, without regard to the conflict-of-law provisions thereof.

      9. Counterparts. This Amendment may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

       IN WITNESS WHEREOF, the Issuer and the Trustee have caused this Amendment to be duly
executed by their duly authorized officers all as of the day and year first above written.


                               THE CHASE MANHATTAN BANK,
                               as Trustee

                               By:    Cynthia A. Kerpen
                               Title: Assistant Vice President
Title: ________________________________________

                               LITCHFIELD HYPOTHECATION CORP.
1998-A

                               By:     Heather A. Sica
                               Title:  Executive Vice President
























                                                     Exhibit 10.179
                      PARTICIPATION AGREEMENT

   THIS PARTICIPATION AGREEMENT is made effective as of the 9th day of September, 1998 by and between LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation with a usual place of business at 430 Main Street, Williamstown, Massachusetts 01267 ("Lender") and THE BRATTLEBORO SAVINGS & LOAN, F.A., a Vermont banking institution with a usual place of business at 221 Main Street, Brattleboro, Vermont 05302 ("Participant").


                            BACKGROUND

            I. Lender has originated and now holds the hypothecation loans specified on Schedule A hereto (the "Hypothecation Loans") and the acquisition and development loans specified on Schedule B hereto ( the "A&D Loans," and collectively with the Hypothecation Loans, the "Loans").

      II. Lender is willing to sell to Participant and Participant is willing to purchase from Lender a participation interest in the Loans, on the terms and conditions set forth in this Agreement.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, Lender and Participant hereby agree as follows:

      1. Definitions. When used in this Agreement, the following terms shall have the following meanings:

           "Borrowers" shall mean each of the obligors under the Loans.

           "Closing Date" shall mean September 9, 1998.

           "Collateral" shall mean any and all real and/or personal property, pledged, assigned or delivered to Lender as security for any obligation under the Loans or pursuant to any of the Loan Documents.

           "Cut-off Date" shall mean August 27, 1998.

           "Guarantors" shall mean any guarantor of any obligation pursuant to any of the Loan Documents.

        "Interest Period" shall mean the number of days between the due date of the immediately preceding payment (or, in the case of the first payment received subsequent to the Cut-off Date, the Cut-off Date) and the due date of the current payment.

           "LIBOR" shall mean the rate published in The Wall Street Journal under "Money Rates" as the average of the interbank offered rates for U.S. Dollar deposits in the London interbank market for a term of one month, based on quotations at 5 major banks.

           "Loan Documents" shall mean the documents evidencing or securing the Loans.

           "Participant's Interest Rate" shall mean (i) with respect to the Hypothecation Loans, a per annum rate equal to LIBOR plus 2.10% and (ii) with respect to the A&D Loans a per annum rate equal to the Prime Rate plus 5.0%.

           "Participant's Interest Share" shall mean (i) with respect to the Hypothecation Loans, an undivided one hundred percent (100%) interest in each interest payment collected under or in connection with the Loan subsequent to the Cut-off Date and (ii) with respect to the A&D Loans, an undivided eighty percent (80%) interest in each interest payment collected under or in connection with the Loan subsequent to the Cut-off Date, in each case to the extent that
(a) such payment represents interest accrued subsequent to the Cut-off Date; and
(b) Participant's share of such payment will not exceed interest calculated (1) at Participant's Interest Rate; (2) for the applicable Interest Period; (3) on Participant's Principal Balance outstanding at the beginning of the applicable Interest Period.

           "Participant's Principal Balance" shall mean (i) with respect to the Hypothecation Loans an aggregate of $1,402,981.68 as of the Cut-off Date and
(ii) with respect to the A&D Loans an aggregate of $472,220.86 as of the Cut-off Date, in each case as the same may be reduced from time to time by payment of Participant's Principal Share, as hereinafter defined.

           "Participant's Principal Share" shall mean (i) with respect to the Hypothecation Loans, one hundred percent (100%) of all principal payments collected under or in connection with the Loan subsequent to the Cut-off Date, until Participant's Principal Balance is paid in full and (ii) with respect to the A&D Loans, eighty percent (80%) of all principal payments collected under or in connection with the Loan subsequent to the Cut-off Date, until Participant's Principal Balance is paid in full.

           "Participant's Share" shall mean the sum of Participant's Principal Share plus Participant's Interest Share as such terms are defined above.

           "Prime Rate" shall mean that rate of interest which is reported from time to time by the Wall Street Journal, Eastern Edition, as the nation's average "prime interest" rate on corporate loans at large U.S. money center commercial banks. If more than one rate is published by the Wall Street Journal as the "prime rate," the highest of the published rates shall be used. Should the Wall Street Journal cease reporting said rate of interest, then the Prime Rate shall be that rate of interest designated by Citibank, N.A. or its successors as its "prime rate" of interest.

       2.  Participation.

           2.1 Sale of Participation in Loans - Generally. Lender agrees to sell to Participant and Participant agrees to purchase from Lender on the date hereof, Participant's Share in the Loans, the Loan Documents, and the Collateral (singly and collectively, the "Participation") on the terms and conditions provided in this Agreement.

           2.2 Purchase Price. As consideration for the Participation, Participant shall pay to Lender on the Closing Date an amount equal to the One Million Eight Hundred Eighty Thousand Eight Hundred Seventy Five Dollars and ninety-one Cents ($1,880,875.91), representing the Participant's Principal Balance plus accrued interest thereon to the Closing Date;

           2.3  Method  of  Payment.   The  Purchase  Price  shall  be  paid  by
Participant to Lender by delivery of available funds by check or wire transfer on the Closing Date.

           2.4 NO EXTENSION OF CREDIT. THE PARTICIPATION CONSTITUTES A SALE TO PARTICIPANT OF LEGAL AND EQUITABLE OWNERSHIP OF PARTICIPANT'S SHARE OF THE LOANS, THE LOAN DOCUMENTS AND THE COLLATERAL AND SHALL IN NO WAY BE CONSTRUED AS AN EXTENSION OF CREDIT BY PARTICIPANT TO LENDER. THIS AGREEMENT IS NOT INTENDED TO REPRESENT AND SHALL NOT CONSTITUTE A SECURITY. THIS AGREEMENT SHALL NOT BE DEEMED TO CREATE A JOINT VENTURE OR PARTNERSHIP BETWEEN LENDER AND PARTICIPANT.

           2.5 Recourse. Lender hereby guarantees to Participant payment of (i) 100% of the Participant's Share in the A&D Loans and (ii) the Participant's Share in respect of the Hypo Loans up to an amount not to exceed 5% of the original Participant's Principal Balance of the Hypo Loans. Except as set forth in the preceding sentence, this Participation is a full-risk participation and Participant agrees to look only to payments received from the Borrowers, Guarantors or from the Collateral for repayment of Participant's Share.

           3.   Absence of Priority.  Neither Lender nor
Participant shall have any priority of ownership or interest in the Loans, the Loan Documents or any Collateral over the other party hereto.

           4.   Collection of Payments; Transfer to Participant.

       4.1 Collection by Lender. Lender shall collect all payments of interest, principal and other sums due at any time on or in connection with the Loans and the Loan Documents. Lender or Lender's agent will hold the Loan Documents, and will receive all payments made by the Borrowers, the Guarantors or by others on account of principal, interest, and other sums due under the Loan Documents, holding the Participant's Share thereof as agent for Participant. Participant shall have the right to an accounting for all monies and property received by Lender in connection with the Loans.

           4.2 Transmissions to Participant. With respect to items of principal, interest and reimbursement of expenses (for which Participant has paid its share to Lender, in proportion to Participant's Share) paid by the Borrowers, the Guarantors or by other parties or otherwise collected by Lender on or in connection with the Loans, Lender shall, not later than the 28th calendar day of each month, or the next successive business day if such day is not a business day, pay to Participant the Participant's Share thereof.

           4.3 Receipt of Payments. Notwithstanding any contrary provision hereof, Lender shall be obligated to remit to Participant only if and to the extent Lender actually receives repayments on account of the Loans from the Borrowers, the Collateral or any Guarantor.

           5. Agency. Subject to the other terms and conditions of this Agreement, Participant hereby authorizes Lender to act as Participant's agent to the extent provided in this Agreement and to exercise such other powers as are reasonably incidental thereto, including the receipt of all payments of principal, interest, fees and expense reimbursements on or in connection with the Loans and the Loan Documents, with full power and authority as agent and attorney-in-fact for Participant to institute and maintain against any Borrower, Guarantor or other person or entity liable in connection with the Loans, actions, suits or proceedings for the protection, collection and enforcement of the Loan Documents and realization upon any Collateral and to take such other actions for the protection, collection and enforcement of the Loan Documents and realization upon any Collateral as may be advisable, in Lender's discretion. To the extent practical, Lender shall keep Participant informed of any such actions, suits, or proceedings instituted by Lender. Participant shall have the right at any time to give Lender input as to counsel selection and litigation management, which input Lender shall, to the extent practical, consider in its decision making processes.

           6. Standards of Care and Loan Administration. Lender agrees to service the Loans in accordance with Lender's usual practices in the ordinary course of its business and to exercise the same diligence and care in administering the Loans and the Collateral as Lender customarily exercises in similar Loans in which no participation has been granted. Lender and Participant may consult with legal counsel and other experts selected by each of them with due care and shall not be liable for actions taken or omitted to be taken in good faith by Lender or Participant respectively in accordance with the advice of such experts. Neither Lender nor Participant shall incur any liability under this Agreement or otherwise by acting upon any notice, consent, instrument, letter, telecopy or other document which such party in good faith reasonably believes to be genuine and signed by the proper party. Nothing in this Agreement, expressed or implied, is intended or shall be construed to constitute a fiduciary relationship between Lender and Participant. Lender may subcontract the servicing of the Loans.

           7.   Lender Representations and Warranties.

           7.1  Affirmative Representations and Warranties.
Lender represents and warrants to Participant that:

                     (a)  Lender has the entire unencumbered
ownership interest in the Loans and all necessary authority to sell the Participation to Participant;

                     (b)  Lender's execution and delivery of this
Agreement have been duly authorized.

            7.2 No Further Warranties. Lender makes no further representations or warranties, express or implied, including without limitation any representation or warranty as to financial condition or creditworthiness of any Borrower or Guarantor, the accuracy, sufficiency or current status of any information concerning the financial condition of any Borrower or Guarantor, the collectability of the Loans, enforceability of the Loan Documents, continued solvency of any Borrower or Guarantor or the continued existence, sufficiency or value of any Collateral.

            7.3 Survival of Representations and Warranties. The representations and warranties of Lender contained in this Section 7 shall survive the termination of this Agreement and are binding on any successor or assign of Lender.

           8.   Participant Representations and Warranties.

                (a) Participant's execution and delivery of this Agreement has been duly authorized, and Participant has full power and authority to purchase the Participation;

                (b) Participant's decision to purchase the Participation has been based solely upon its own independent evaluation of the Loans, the Borrowers' and Guarantors' creditworthiness and the value and lien status of the Collateral; and

                (c) Participant shall not, without the prior written consent of Lender, which consent shall not be unreasonably withheld or delayed, assign or convey in whole or in part Participant's interest in the Participation or this Agreement, or grant any sub-participation therein;

                (d)  Participant has received copies, had an
opportunity to review and approve the terms of the Loan Documents;

                The representations and warranties of Participant contained in this Section 8 shall survive the termination of this Agreement and are binding on any successor or assign of Participant.

                9. Books and Records. Lender will at all times keep and maintain proper books of account and records reflecting the interest of the Participant in the Loans, which books of account and records shall be accessible for inspection by Participant at reasonable times during normal business hours, subject to regulatory requirements regarding Lender's obligation to maintain information as confidential.

           10. Information to Participant. Upon Participant's request, Lender shall provide Participant with copies of all financial information relating to the Borrowers or the Guarantors which is received by Lender. Upon request from time to time by Participant, Lender shall provide to Participant such other information in Lender's possession as Participant may reasonably request; provided, however, Lender shall not be obligated to provide Participant with any confidential information.

           11.  Notice of Event of Default; Exercise of Remedies,
Foreclosure, etc.

           11.1 Notice of Event of Default. In the event that Lender acquires actual knowledge of the occurrence of any Event of Default under the terms of the Loan Documents, Lender will notify Participant thereof. Thereafter, Lender shall provide Participant with prior written notice of any actions proposed to be taken by Lender with respect thereto unless the giving of such notice is impractical for reasons of safety or preservation of Collateral.

           11.2 Exercise of Remedies. Upon the giving of any notice required under Section 11.1 above, Lender may take such action or actions (including without limitation, the institution of litigation, the commencement of foreclosure proceedings or the granting of any extension of a Loan for purposes of "working out" the Loan), assert such rights, exercise such remedies and/or waive such Event(s) of Default or refrain from taking such actions with respect thereto as Lender and Participant shall agree upon. In the event that Lender and Participant do not agree within five (5) business days after Participant's receipt of notice of the occurrence of such an Event of Default or proposed action or omission, Lender shall take such action or actions, assert such rights, exercise such remedies and/or waive such Event(s) of Default or refrain from taking such actions with respect thereon as Lender shall, in good faith, deem appropriate under the circumstances. In the event that Participant requests Lender to take particular action or actions, assert any rights or remedy or waive or refrain from taking any action, Lender shall have no liability if Lender complies with such request and Participant will indemnify and hold Lender harmless from all loss and liability in connection therewith.

  11.3Transfer of Collateral Proceeds to Participant. If Lender shall foreclose, sell or otherwise exercise rights with respect to any of the Collateral, Lender shall render an accounting to Participant for monies received and monies expended in regard to the sale or foreclosure of such Collateral, including without limitation expenses of foreclosure. The difference between said monies received and said monies expended may be a positive number (the "Excess") or a negative number (the "Deficiency"). If the Collateral is sold to a third party by Lender or through a judicial sale, then, upon receipt from such third party of the proceeds from such event, Lender will remit Participant's Share of the net amount received to Participant, plus Participant's Share of the Excess or less Participant's Share of the Deficiency, as the case may be.

           12. Expenses. All out-of-pocket costs and expenses incurred by Lender in connection with the Loan Documents, the Loans or the transactions contemplated thereunder (including, without limitation, legal fees and expenses to preserve and protect the Collateral, to collect the Loans, to enforce remedies under the Loan Documents or to preserve and defend Lender's rights and remedies, which are not reimbursed by Borrowers or Guarantors shall be reimbursed by Participant according to Participant's Share, upon demand from Lender. Lender may deduct such costs and expenses from any sums to which Participant is entitled under this Agreement. Participant shall have the right to an accounting for all such costs and expenses.

           13. Defaults.

       13.1Default bv Participant. In the event that Participant fails to make any payment to Lender in accordance with this Agreement, Lender may elect, at its sole discretion, to apply all proceeds and payments received from the Borrowers, Guarantors or other parties or otherwise collected by Lender on or in connection with the Loans, first to pay or reimburse Lender for all sums which Participant should have paid to Lender under this Agreement. In addition, until such default is cured, Participant shall have no right to consent to or approve any action or inaction by Lender under this Agreement or any of the Loan Documents.

            13.2Default by Lender. In the event that Lender fails to fulfill any of its material duties under this Agreement or fails in a material way to act in accordance with the terms and conditions of this Agreement and fails to cure any such failure within thirty (30) days after written notice of such failure from Participant, Participant shall thereafter be entitled to have the Loans serviced by a third party reasonably acceptable to Lender. Notwithstanding the foregoing, Participant shall not have such right if: (i) Lender cannot reasonably cure any such failure within such thirty (30) day period; and (ii) Lender is diligently pursuing cure of such failure.

           14. No Amendment of Terms. Lender shall not amend the interest rate, repayment terms, advance rate or any other material term or condition of any Loan or the Loan Documents, in each instance, without the prior written consent of Participant, which consent shall not be unreasonably withheld or delayed. Such consent shall be deemed to have been granted if Lender has notified Participant in writing of a proposed course of action and Participant has not objected in writing to such course of action within five (5) business days. Nothing contained in this Section 14 shall interfere with Lender's rights under
Section 11 above.

           15. Excess Recovery. If Lender or Participant shall obtain any payment on the Loans in excess of its share of such payments as set forth herein, the party obtaining such payment shall thereupon remit such excess payments to the other party.

           16. Preferential Payments, etc. Each party agrees that if and to the extent that any amount received from any Borrower, Guarantor or any other obligor, or from the Collateral is subsequently invalidated, declared to be fraudulent or preferential, set aside or judicially required to be repaid to a trustee, receiver or any other person under any applicable creditors' remedy proceeding, including without limitation any bankruptcy proceeding, the other party hereto shall reimburse the party from which said amount was recovered.

           17. Liability of Lender. Lender shall not be liable for any action taken or omitted to be taken by it under or in connection with this Agreement, or any of the Loan Documents, except for willful breach of the terms of this Agreement or its willful misconduct or gross negligence. Any liability of Lender to Participant shall be for actual damages only and shall not include consequential, special, punitive or other damages.

           18. Other Loans with Borrowers/Guarantors; Application of Payments.

           18.1 Other Loans from Lender, Subordintion of Collateral. Lender may in the future make new, additional loans to the same Borrowers (such future loans are hereinafter referred to as "Other Loans"). These Other Loans may in the future be secured by collateral assigned from time to time by collateral documents executed and delivered to Lender in connection with the Other Loans (collectively, the "Other Loans Collateral"). This Other Loans Collateral may include some or all of the Collateral.

                     Lender specifically agrees that all payments and proceeds related to the Collateral will be applied first to the Borrowers' and Guarantors' obligations with the respect to the Loans and will not be applied to any obligations with respect to the Other Loans until all of the Borrowers' and Guarantors' obligations under the Loans have been satisfied in full.

           18.2 Application of Payments. Participant agrees that Lender shall have no obligation to attempt to collect payments under the Loans in preference or priority over the collection of payments under any Other Loans by Lender to any Borrower or Guarantor.

            18.3Other. Lender and its affiliates may generally engage in any kind of business with any Borrower or Guarantor or any affiliates or subsidiary of any Borrower or Guarantor, all without any duty to account therefor to Participant. For so long as the Loan Documents remain in effect, Participant agrees not to engage in any business dealings with any Borrower or Guarantor except its indirect dealings through Lender in connection with this Agreement, unless otherwise agreed in writing by Lender.

           19.  Miscellaneous.

       19.1 Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the parties. No rights are intended to be created under this Agreement for the benefit of any Borrower, Guarantor or other third party beneficiary.

       19.2Notices. Each notice from Lender or Participant to the other shall be deemed sufficient if in writing and sent by first-class United States mail, proper postage prepaid, properly addressed as set forth below or addressed to such other address as the addressee may hereafter designate by notice given in accordance with this Section 19.2 to the other party hereto; provided, however, that Lender may give Participant notice of the occurrence of any Event of Default under the Loan Documents or the request for approval or consent by Participant by private carrier, hand delivery, telecopy or telephone. Notices and demands given by first-class United States mail and in accordance with the foregoing shall be deemed given on the second banking day after the date of mailing. Notices given in any other manner shall be deemed given upon actual receipt.

       19.3Applicable Law. This Agreement shall be construed in accordance with the laws of the Commonwealth of Massachusetts, without regard to its rules or principles regarding conflicts of law or any rule or canon of construction which interprets agreements against the draftsman.

       19.4Amendments.   This  Agreement  may  not  be  amended,   modified,  or
terminated except in an agreement in writing signed by Lender and Participant (or their permitted successors or assigns).

            19.5Captions. The captions in this Agreement are for convenience only and do not define, limit or describe the scope of the provisions hereof.

            19.6Entire   Agreement.   This   Agreement  sets  forth  the  entire
understanding of the parties and supersedes any and all prior agreements, representations, arrangements and undertakings relating to the subject matter hereof.

           19.7 Severability. In the event that any terms or provisions of this Agreement or the application thereof to any person or circumstance shall, to any extent, be held invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to person or circumstances other than those to which it is held invalid or unenforceable, shall be valid and enforceable to the fullest extent permitted by law.

           19.8 Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original without the production of any other counterpart and all of which taken together shall constitute but one and the same instrument.

           19.9 Facsimile Signatures. The parties hereto are authorized to accept and rely on as original signatures, facsimile signatures of or on behalf of the parties hereto on this Agreement or any other documents delivered in connection with this Agreement.














        IN WITNESS WHEREOF, the parties have caused this Participation Agreement to be executed on their behalf by their duly authorized officers as of the day and year first above written.


                        THE BRATTLEBORO SAVINGS & LOAN, F.A.

                        /s/ Daniel M. Fyffe
                        By:
                        Title:

                        LITCHFIELD FINANCIAL CORPORATION

                        /s/ James Shippee
                        By:
                        Title:



































                                                     Exhibit 10.180



              LITCHFIELD HYPOTHECATION CORP. 1998-A,

                 LITCHFIELD FINANCIAL CORPORATION

                                AND

                         BANKBOSTON, N.A.

                      NOTE PURCHASE AGREEMENT

                     Dated: September 17, 1998

































                          TABLE OF CONTENTS

The Notes.......................................................-1-

Purchase and Sale...............................................-1-

The Closing; Delivery of the Notes..............................-1-

Conditions of the Purchaser's Obligation........................-2-

Representations and Warranties..................................-2-

The Purchaser's Representations.................................-5-

Notices.........................................................-7-

Miscellaneous...................................................-7-

No Recourse.....................................................-8-


Schedule I  Purchaser's Remittance Instructions

                                    FORM 10-Q
               LITCHFIELD HYPOTHECATION CORP. 1998-A



                       NOTE PURCHASE AGREEMENT




                                    September 17, 1998



           LITCHFIELD HYPOTHECATION CORP., a Delaware corporation, and its successors and assigns (the "Issuer"), and LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation (the "Seller"), hereby agree with BANKBOSTON, N.A. (the "Purchaser"), as follows:

           1. The Notes. The Issuer has authorized the execution and delivery to The Chase Manhattan Bank, as trustee (the "Trustee"), of an Indenture of Trust, dated as of June 1, 1998, as amended by Amendment No 1. thereto dated as September 1, 1998 (collectively, the "Indenture"), providing for the issuance and sale by the Issuer of its Hypothecation Loan Collateralized Notes, in one or more series, secured by the Trust Estate granted to the Trustee by the Issuer pursuant to the Indenture, which includes, among other assets, a pool of certain hypothecation Loans owned by the Issuer and serviced by Litchfield Financial Corporation, a Massachusetts corporation (in such capacity, the "Servicer"). Unless otherwise specifically defined herein, all capitalized terms shall have the meanings ascribed to them in the Indenture.

           2. Purchase and Sale. In reliance upon the representations and warranties contained herein and subject to the terms and conditions set forth herein, (i) the Issuer agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Issuer, $2,121,981.93 principal amount of Hypothecation Loan Collateralized Notes, Series A and (ii) the Seller agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Seller, $3,657,405.25 principal amount of Hypothecation Loan Collateralized Notes, Series C (the foregoing notes are referred to herein collectively as the "Notes") at an aggregate price (the "Purchase Price") equal to the aggregate outstanding principal amount of the Notes on the Closing Date (as hereinafter defined). The Purchase Price shall be allocated among the Seller and the Issuer in proportion to the principal amount of Notes sold by each. The Purchase Price shall be payable to or upon the instructions of the Issuer and the Seller on the Closing Date by wire transfer in immediately available Federal funds.

           3. The Closing; Delivery of the Notes. The closing of the purchase and sale of the Notes pursuant hereto (the "Closing") shall be held on September 17, 1998 (the "Closing Date"). The Closing shall take place by mail or at such place as the parties hereto shall designate. At the Closing, the Issuer and the Seller, respectively, will deliver to the Purchaser, against payment of the Purchase Price therefor, one Series A Note in the denomination of $ 2,121,981.93 and one Series C Note in the denomination of $3,657,405.25 registered in the Purchaser's name, or in the name of its nominee; provided however, that if the Purchaser requests the Issuer or the Seller in writing not less than one Business Day prior to the Closing Date to deliver to the Purchaser Notes in other denominations (authorized pursuant to the Indenture) that equal in the aggregate the denominations specified above, the Seller and the Issuer shall comply with such request.

           4. Conditions of the Purchaser's Obligation. The obligation of the Purchaser set forth in Section 2 to purchase the Notes on the Closing Date shall be subject to the accuracy as of the date hereof and as of the Closing Date of
(i) the representations and warranties of the Issuer set forth in Section 5 hereof, (ii) the representations and warranties of the Seller in the Purchase and Sale Agreement and in Section 5 hereof, and (iii) the representations and warranties of the Servicer in the Servicing Agreement, and shall also be subject to the following additional conditions:

           (a) Each of this Purchase Agreement, the Notes, the Indenture, the Servicing Agreement, and the Purchase and Sale Agreement (collectively, the "Agreements") shall have been duly authorized, executed and delivered by each of the parties thereto and be in full force and effect; and

           (b) The Purchaser shall have received copies of all documents and other information as it may reasonably request, in form and substance reasonably satisfactory to it, with respect to such transactions and the taking of all proceedings in connection therewith.

           5. Representations and Warranties. (a) The Issuer represents and warrants to the Purchaser as of the date hereof as follows:

           (i) Each of the Agreements to which the Issuer is a party has been duly authorized, executed and delivered by the Issuer and, assuming due execution and delivery by the other parties thereto, constitutes a legal, valid and binding agreement of the Issuer enforceable against the Issuer in accordance with its terms, subject to applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law). The Notes have been validly issued and are entitled to the benefits of the Indenture and constitute valid instruments enforceable in accordance with their terms subject to applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

           (ii) Neither the issuance or sale of the Notes, nor the consummation of any other of the transactions contemplated in any of the Agreements to which the Issuer is a party, nor the execution, delivery or performance of the terms of any of the Agreements to which the Issuer is a party, has or will result in the breach of any term or provision of the certificate of incorporation or by-laws of the Issuer, or conflict with, result in a breach or violation on the part of the Issuer of or the acceleration of indebtedness under or constitute a default under, the terms of any indenture or other agreement or instrument to which the Issuer is a party or by which it is bound, or any statute or regulation applicable to the Issuer or any order applicable to the Issuer of any court, regulatory body, administrative agency or governmental body having jurisdiction over the Issuer.

           (iii) No consent, approval, authorization of, registration or filing with, or notice to, any governmental or regulatory authority, agency, department, commission, board, bureau, body or instrumentality is required on the part of the Issuer for the execution and delivery or by the Issuer with any of the Agreements to which the Issuer is a party or the Notes, or the issuance of the Notes, or the consummation by the Issuer of any transaction contemplated under any of the Agreements to which the Issuer is a party, or such consent, approval or authorization has been obtained or such registration, filing or notice has been made (or, with respect to assignments of mortgages and financing statements, will be made by the Issuer as contemplated by the Indenture).

           (iv) There is no action, suit or proceeding against, or investigation of, the Issuer pending or, to the best of its knowledge, threatened, before any court, administrative agency or other tribunal which, either individually or in the aggregate, (A) may result in any material adverse change in the financial condition, properties, or assets of the Issuer or in any material and adverse impairment of the right or ability of the Issuer to perform its obligations under the Agreements, or (B) asserts the invalidity of any of the Agreements to which either the Issuer is a party or the Notes or (C) seeks to prevent the consummation of any of the transactions contemplated by any of the Agreements to which the Issuer is a party.
           (v) Based in part on the representations and warranties  contained in
      Section 6 hereof, the Issuer is not, and the sale of the Notes in the manner contemplated by this Purchase Agreement will not cause the Issuer to be, subject to registration or regulation as an investment company or affiliate of any investment company under the Investment Company Act of 1940, as amended.

           (vi) Each Loan included in the Trust Estate securing the Notes has been delivered to the Trustee or its collateral agent, together with an assignment thereof by the Issuer, which immediately prior to such assignment will own full legal and equitable title to each Loan, free and clear of any lien, charge, encumbrance or participation or ownership interest in favor of any other Person. Upon endorsement and delivery to the Trustee or its collateral agent of the executed original promissory notes and execution and delivery of the Indenture, all of the Issuer's right, title and interest in and to the Loans will be validly and effectively transferred to the Indenture Trustee as collateral security for the benefit of the Holders of the Notes.

           (vii) On the Closing Date after giving effect to the sale of the Notes to the Purchaser hereunder, the aggregate principal amount of all Hypothecation Loan Collateralized Notes outstanding shall be $15,053,212.26, of which $11,342,594.75 aggregate principal amount shall be Series A Notes owned of record by the Purchaser, $ 53,212.26 aggregate principal amount shall be Series B Variable Funding Notes owned of record by the Seller and $3,657,405.25 aggregate principal amount shall be Series C Notes owned of record by the Purchaser.

(b) The Seller represents and warrants to the Purchaser as of the date hereof as follows:

           (i) Each of the Agreements to which the Seller is a party has been duly authorized, executed and delivered by the Seller and, assuming due execution and delivery by the other parties thereto, constitutes a legal, valid and binding agreement of the Seller enforceable against the Seller in accordance with its terms, subject to applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

           (ii) Neither the sale of the Notes, nor the consummation of any other of the transactions contemplated in any of the Agreements to which the Seller is a party, nor the execution, delivery or performance of the terms of any of the Agreements to which the Seller is a party, has or will result in the breach of any term or provision of the certificate of incorporation or by-laws of the Seller, or conflict with, result in a breach or violation on the part of the Seller of or the acceleration of indebtedness under or constitute a default under, the terms of any indenture or other agreement or instrument to which the Seller is a party or by which it is bound, or any statute or regulation applicable to the Seller or any order applicable to the Seller of any court, regulatory body, administrative agency or governmental body having jurisdiction over the Seller.

           (iii)No consent, approval, authorization of, registration or filing with, or notice to, any governmental or regulatory authority, agency, department, commission, board, bureau, body or instrumentality is required on the part of the Seller for the execution and delivery or by the Seller with any of the Agreements to which the Seller is a party, or the sale of the Notes, or the consummation by the Seller of any transaction contemplated under any of the Agreements to which the Seller is a party, or such consent, approval or authorization has been obtained or such registration, filing or notice has been made (or, with respect to assignments of mortgages and financing statements, will be made by the Seller as contemplated by the Indenture).

           (iv) There is no action, suit or proceeding against, or investigation of, the Seller pending or, to the best of its knowledge, threatened, before any court, administrative agency or other tribunal which, either individually or in the aggregate, (A) may result in any material adverse change in the financial condition, properties, or assets of the Seller or in any material and adverse impairment of the right or ability of the Seller to perform its obligations under the Agreements, or (B) asserts the invalidity of any of the Agreements to which either the Seller is a party or the Notes or (C) seeks to prevent the consummation of any of the transactions contemplated by any of the Agreements to which either the Seller is a party.
           (v) Neither the Seller nor any Affiliate of the Seller nor any Person authorized or employed by the Seller will, directly or indirectly, offer or sell any Note or similar security in a manner which would render the sale of the Notes pursuant to this Purchase Agreement a violation of
      Section 5 of the 1933 Act, or require registration pursuant thereto. Based in part on the representations and warranties contained in Section 6 hereof, the offering and sale of the Notes by the Seller to Purchaser at closing are exempt from the registration requirements of the 1933 Act and the Indenture is not required to be qualified under the Trust Indenture Act of 1939, as amended.

      The Issuer and the Seller agree that the representations and warranties set forth in this Section 5 shall be fully assignable to the initial party to whom the Purchaser may sell the Notes.

           6.   The Purchaser's Representations.    The Purchaser
represents to the Issuer as follows:

           (a) The Purchaser is acquiring the Notes for its own account. The Purchaser understands that the Notes are not being registered under the Securities Act of 1933, as amended (the "1933 Act"), or any State securities or "Blue Sky" law and are being sold to the Purchaser in reliance upon the Purchaser's representations contained herein in a transaction that is exempt from the registration requirements of the 1933 Act and any applicable State law. The Purchaser agrees that the Notes may not be Transferred unless subsequently registered under the 1933 Act and any applicable State securities or "Blue Sky" law or unless exemptions from the registration requirements of the 1933 Act and applicable State laws are available. Subject to the express provisions of this Purchase Agreement and the Indenture, the disposition of the Notes shall at all times be within the control of the owner thereof. Notwithstanding anything to the contrary, express or implied, in this Agreement, the Indenture or otherwise, the Purchaser understands that none of the Trust, the Note Registrar or the Indenture Trustee is obligated to register the Notes under the 1933 Act or any other securities law and that any Transfer in violation of the provisions of the Indenture shall be void ab initio. The foregoing shall in no way limit the ability or the right of the Purchaser to sell participation interests in any Notes owned by the Purchaser.

           (b) The Purchaser is either (i) an "accredited investor" as defined in rule 501(a) under the 1933 Act or (ii) a Qualified Institutional Buyer as defined in Rule 144A under the 1933 Act.

           (c) The Purchaser is authorized to enter into this Purchase Agreement and to purchase the Notes. This Purchase Agreement has been duly authorized executed and delivered by the Purchaser and constitutes the Purchaser's legal, valid and binding agreement enforceable against the Purchaser in accordance with its terms, subject to applicable bankruptcy, insolvency, and similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

           (d) The Purchaser has sufficient knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in the Notes and the Purchaser is able to bear the economic risk of investment in the Notes. The Purchaser acknowledges that in connection with the making of its investment decision, the Purchaser has been afforded the opportunity to ask questions of, and receive answers regarding, and to conduct its investigation of, the Issuer, the Loans and the Loan Collateral, the Trust Estate, the Notes and the Servicer as is sufficient and necessary for the Purchaser to make an informed investment decision with respect to the Notes.

           (e) No placement agent, broker, finder or investment banker has been employed by or has acted for the Seller or the Purchaser in connection with the transactions with the Purchaser contemplated in this Purchase Agreement or otherwise in connection with the Notes; and the Purchaser is solely responsible for, and the Purchaser shall indemnify the Seller for the fees, expenses or commissions of any placement agent, broker, finder or investment banker and any other person or entity claiming to have acted in such capacity for or under the authority of the Purchaser.

           (f) The Purchaser agrees to treat, and to take no action inconsistent with the treatment of, the Notes as debt of the Issuer for tax purposes.

           7. Notices. All notices and other communications hereunder shall be in writing and shall be sent by first class registered or certified mail, return receipt requested, or by facsimile transmission, provided such transmission is confirmed by overnight mail delivered by a nationally recognized overnight delivery service, addressed (a) if to the Purchaser, BankBoston, N.A.,15 Westminster Street, Providence, Rhode Island 02903, Attention: Thomas Morris, and (b) if to the Issuer or the Seller, c/o Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267, Attention: Executive Vice President, or to such other address as the Issuer or the Seller shall have furnished to the Purchaser in writing. Any notice so given by registered or certified mail shall be deemed to have been given five days after being deposited in a depository of the United States mails. Any notice given by means of a nationally recognized overnight delivery service shall be deemed to have been given upon receipt thereof.

           8. Miscellaneous. (a) This Purchase Agreement shall be construed and enforced in accordance with and governed by the law of the State of New York.

           (b) Any action or proceeding relating in any way to this Purchase Agreement may be brought and enforced in the courts of the State of New York or of the United States for the Southern District of New York and each of the Issuer, the Seller and the Purchaser irrevocably submits to the jurisdiction of each such court (and any appellate court from any thereof) in respect of any such action or proceeding.

           Each of the Issuer, the Seller and the Purchaser irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of venue of any such action or proceeding in any state court of the State of New York or the United States District Court for the Southern District of New York, and any claim that any such action or proceeding brought in any such court has been brought in an inconvenient forum.

           (c) This Agreement supersedes all prior agreements and understandings relating to the subject matter hereof.

           (d) The headings in this Purchase Agreement are for the purposes of reference only and shall not limit or define the meaning hereof.
           (e) This Purchase Agreement shall be binding upon the respective successors and assigns of the parties hereto and shall inure to the benefit of and be enforceable by any registered owner or owners at the time of each Note then issued, or any part thereof. This Purchase Agreement may be assigned by the Purchaser to an eligible purchaser of the Notes in connection with a permitted transfer of the Notes in accordance with the Indenture.
           (f) This Purchase Agreement may be amended, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such amendment, waiver, discharge or termination is sought.

           (g) This Purchase Agreement may be executed simultaneously in several counterparts, or by different parties in separate counterparts, each of which counterparts shall be an original, but all of which shall constitute one instrument.

           9. No Recourse. It is expressly understood and agreed by the parties hereto that (a) the representations, undertakings and agreements herein made on the part of the Issuer are made and intended not as personal representations, undertakings and agreements by the Seller but are made and intended for the purpose of binding only the Issuer, (b) nothing herein contained shall be construed as creating any liability on the Seller to perform any covenant either expressed or implied contained herein, all such liability, if any, being expressly waived by the parties hereto, and (c) under no circumstances shall the Seller be personally liable for the payment of any indebtedness or expenses of the Issuer or be liable for the breach or failure of any obligation, representation, warranty or covenant made or undertaken by the Issuer under this Agreement; it being understood that the foregoing shall in no way limit the obligations of the Seller under the Guarantee or the Purchase and Sale Agreement.






           IN WITNESS WHEREOF, the parties hereto have caused this Purchase Agreement to be duly executed on the date first written above.


                          LITCHFIELD HYPOTHECATION CORP. 1998-A

                          By:       Heather A. Sica
                          Name:  Heather A. Sica
                          Title:    Executive Vice President



                          LITCHFIELD FINANCIAL CORPORATION


                          By:       Heather A. Sica
                          Name:  Heather A. Sica
                          Title:    Executive Vice President


                          BANKBOSTON, N.A.

                          By:       Thomas J. Morris
                          Name:  Thomas J. Morris
                          Title:    Vice President


                             SCHEDULE I
                                                   Principal Amount
Name, Address and Payment                           Amount of Notes
Provisions of Purchaser                            To Be Purchased

BankBoston, N.A.                                    $2,121,981.93
Series A

                                               $3,657,405.25 Series C
      (a) All payments on account of the Notes shall be made in immediately available funds at the opening of business on the due date by electronic funds transfer, properly identified, to the following account:

            Bank: BankBoston, N.A.
            ABA #:011-000-390
            Account #:26815897
            Attn: Litchfield Hypothecation Corp. 1998-A
































                                                        Exhibit 10.181
                         LIMITED GUARANTEE


           LIMITED GUARANTEE dated as of September 17, 1998 by LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation (the "Guarantor"), in favor of BankBoston, N.A., a national banking association with an address at 15 Westminster Street, Providence, Rhode Island 02903 ("BankBoston"), as a Noteholder under the Indenture hereinafter referred to.

           WHEREAS, Litchfield Hypothecation Corp. 1998-A, a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Guarantor, is a party to an Indenture of Trust dated as of June 1, 1998, as amended by Amendment No. 1 thereto dated as of September 1, 1998 (the "Indenture") (capitalized terms used but not defined herein shall have the meanings attributed thereto in the Indenture or in Appendix A thereto) with The Chase Manhattan Bank (the "Trustee") pursuant to which on the date hereof the Issuer has issued those certain Series A Notes in the original principal amount of $2,121,981.93 and (the "Guaranteed Series A Notes"); and

           WHEREAS, the Guarantor is the owner of those certain Series C Notes in the original principal amount of $3,657,405.25 issued by the Issuer as of September 1, 1998 pursuant to the Indenture (the "Guaranteed Series C Notes," and collectively with the Guaranteed Series A Notes, the "Guaranteed Notes"); and

           WHEREAS, the Issuer, the Guarantor and BankBoston are parties to a Note Purchase Agreement, dated the date hereof, pursuant to which and subject to the terms and conditions contained therein, BankBoston shall purchase the Guaranteed Series A Notes from the Issuer and the Guaranteed Series C Notes from the Guarantor; and

           WHEREAS, it is a condition to the purchase by BankBoston of the Guaranteed Notes that the Guarantor issue a guarantee in the form hereof of certain of the obligations of the Issuer under the Guaranteed Notes.

           NOW, THEREFORE, in consideration of the premises and in order to induce BankBoston to purchase the Guaranteed Notes, the Guarantor hereby agrees as follows:

           Section 1. Guarantee. The Guarantor hereby irrevocably and unconditionally guarantees the punctual payment when due, whether at stated maturity, after maturity, by acceleration or otherwise, of principal of and interest on the Guaranteed Notes(the "Guaranteed Obligations") in an aggregate amount not to exceed $288,969.40 (the "Guaranteed Amount"). The Guarantor hereby agrees that it shall make the payment of a Guaranteed Obligation upon receipt of written demand therefor from BankBoston (a "Demand Notice") which Demand Notice shall specify that an Event of Default has occurred and is continuing under either or both of Sections 7.1(a) and 7.1(b) of the Indenture due to the failure of the Issuer to make the applicable payment of principal and/or interest due and owing to BankBoston under the Guaranteed Notes and the Indenture. The obligation of the Guarantor hereunder shall in no event exceed the Guaranteed Amount. The Guaranteed Amount shall be reduced by (i) the amount of any payments made by Guarantor hereunder or (ii) the amount of any unreimbursed Servicer Advances pursuant to the Indenture.

           Notwithstanding the limitation contained in the preceding sentence, the Guarantor shall also pay all costs and expenses, including attorneys' fees, costs relating to all costs and expenses arising out of or with respect to the validity, enforceability, collection, defense, administration or preservation of this Guarantee.

           GUARANTOR ACKNOWLEDGES AND AGREES THAT ANY REPURCHASE OF THE HYPOTHECATION LOANS BY THE GUARANTOR PURSUANT TO THE TERMS OF THE INDENTURE OR ANY OTHER DOCUMENT PROVIDING GUARANTOR WITH SUCH OPTION OR OBLIGATION OR THE PAYMENT OR PERFORMANCE BY GUARANTOR OF ANY OTHER OBLIGATION OF ISSUER UNDER THE INDENTURE OR THE GUARANTEED NOTES SHALL NOT REDUCE THE OBLIGATIONS OF GUARANTOR TO BANKBOSTON UNDER THIS GUARANTEE AND BANKBOSTON'S CONSENT TO SUCH REPURCHASE SHALL NOT CONSTITUTE A WAIVER OF BANKBOSTON'S RIGHTS HEREUNDER.

           Section 2. Waiver. The Guarantor hereby absolutely, unconditionally and irrevocably waives, to the fullest extent permitted by law, (i) promptness, diligence, notice of acceptance and any other notice with respect to this Guarantee,(ii) any requirement that BankBoston protect, secure, perfect or insure any security interest or lien or any property subject thereto or exhaust any right or take any action against the Issuer or any other person or any collateral, (iii) any and all right to assert any defense, set-off, counterclaim or cross-claim of any nature whatsoever with respect to this Guarantee, the obligations of the Guarantor hereunder or the obligations of any other person or party (including, without limitation, the Issuer) relating to this Guarantee or the obligations of the Guarantor hereunder or otherwise with respect to the Guaranteed Obligations in any action or proceeding brought by BankBoston to collect the Guaranteed Obligations or any portion thereof or to enforce the obligations of the Guarantor under this Guarantee, and (iv) any other action, event or precondition to the enforcement of this Guarantee or the performance by the Guarantor of the obligations hereunder.

           Section 3. Guarantee Absolute. (a) The Guarantor guarantees that, to the fullest extent permitted by law, the Guaranteed Obligations will be paid or performed strictly in accordance with their terms, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of BankBoston with respect thereto.

               (b) No invalidity, irregularity, voidability, voidness or unenforceability of the Indenture or the Guaranteed Notes or of all or any part of the Guaranteed Obligations or of any security therefor, shall affect, impair or be a defense to this Guarantee.

               (c) The liability of the Guarantor under this Guarantee shall be absolute and unconditional irrespective of:

   (i)any change in the manner, place or terms of payment or performance, and/or any change or extension of the time of payment or performance of, renewal or alteration of, any Guaranteed Obligation, any security therefor, or any liability incurred directly or indirectly in respect thereof, or any other amendment or waiver of or any consent to departure from the Indenture or the Guaranteed Notes, including any increase in the Guaranteed Obligations resulting from the extension of additional credit to the Issuer;

   (ii) any sale, exchange, release, surrender, realization upon any property by whomsoever at any time pledged or mortgaged to secure, or howsoever securing, all or any of the Guaranteed Obligations, and/or any offset thereagainst, or failure to perfect, or continue the perfection of, any lien in any such property, or delay in the perfection of any such lien, or any amendment or waiver of or consent to departure from any other guarantee for all or any of the Guaranteed Obligations;

   (iii) any exercise or failure to exercise any rights against the Issuer or others (including the Guarantor);

   (iv) any settlement or compromise of any Guaranteed Obligation, any security therefor or any liability (including any of those hereunder) incurred directly or indirectly in respect thereof or hereof, and any subordination of the payment of all or any part thereof to the payment of any Guaranteed Obligations (whether due or not) of the Issuer to creditors of the Issuer other than the Guarantor;

                (v) any manner of application of any collateral, or proceeds thereof, to all or any of the Guaranteed Obligations, or any manner of sale or other disposition of any collateral for all or any of the Guaranteed Obligations or any other assets of the Issuer or any of its subsidiaries; or

   (vi) any change, restructuring or termination of the existence of the Issuer.

               (d) BankBoston may at any time and from time to time (whether or not after revocation or termination of this Guarantee) without the consent of, or notice (except as shall be required by applicable statute and cannot be waived) to, the Guarantor, and without incurring responsibility to the Guarantor or impairing or releasing the obligations of the Guarantor hereunder, apply any sums by whomsoever paid or howsoever realized to any Guaranteed Obligation regardless of what Guaranteed Obligations remain unpaid.

               (e)  This  Guarantee   shall  continue  to  be  effective  or  be
reinstated, as the case may be, if claim is ever made upon BankBoston for repayment or recovery of any amount or amounts received by BankBoston in payment or on account of any of the Guaranteed Obligations and BankBoston repays all or part of said amount by reason of any judgment, decree or order of any court or administrative body having jurisdiction over BankBoston, or any settlement or compromise of any such claim effected by BankBoston with any such claimant (including the Issuer), then and in such event the Guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding upon the Guarantor, notwithstanding any revocation hereof or the cancellation of the Guaranteed Notes, and the Guarantor shall be and remain liable to BankBoston hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by BankBoston.

           Section 4. Continuing Guarantee. This Guarantee is a continuing one and shall (i) remain in full force and effect until the indefeasible payment and satisfaction in full of the Guaranteed Obligations, (ii) be binding upon the Guarantor, its successors and assigns, and (iii) inure to the benefit of, and be enforceable by, BankBoston and its successors, transferees and assigns. All obligations to which this Guarantee applies or may apply under the terms hereof shall be conclusively presumed to have been created in reliance hereon.

           Section 5.  Representations, Warranties and Covenants.
The Guarantor hereby represents, warrants and covenants to and with BankBoston that:

               (a) The Guarantor has the corporate power to execute and deliver this Guarantee and to incur and perform its obligations hereunder;

               (b) The Guarantor has duly taken all necessary corporate action to authorize the execution, delivery and performance of this Guarantee and to incur and perform its obligations hereunder;

               (c) No consent, approval, authorization or other action by, and no notice to or of, or declaration or filing with, any governmental or other public body, or any other person, is required for the due authorization, execution, delivery and performance by the Guarantor of this Guarantee or the consummation of the transactions contemplated hereby; and

               (d) The Guarantor shall provide to BankBoston (i) within 60 days of the end of each fiscal quarter, the report on form 10-Q of the Guarantor and
(ii) within 135 days of the end of each fiscal year of the Guarantor, the report on form 10-K of the Guarantor.


           Section 6. Terms. (a) The words "include," "includes" and "including" shall be deemed to be followed by the phrase
"without limitation".

               (b) All references herein to Sections and subsections shall be deemed to be references to Sections and subsections of this Guarantee unless the context shall otherwise require.

           Section 7. Amendments and Modification. No provision hereof shall be modified, altered or limited except by written instrument expressly referring to this Guarantee and to such provision, and executed by the party to be charged.

           Section 8. Waiver of Subrogation Rights. Guarantor hereby waives until the Guaranteed Obligations are paid in full any right of indemnity, reimbursement, contribution, or subrogation arising as a result of payment by Guarantor hereunder, and will not prove any claim in competition with BankBoston in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature. Guarantor will not claim any set-off or counterclaim against Issuer in respect of any liability of Guarantor to Issuer. Guarantor waives any benefit of and any right to participate in any collateral which may be held by BankBoston .

           Section 9. Statute of Limitations. Any acknowledgment or new promise, whether by payment of principal or interest or otherwise and whether by the Issuer or others (including the Guarantor), with respect to any of the Guaranteed Obligations shall, if the statute of limitations in favor of the Guarantor against BankBoston shall have commenced to run, toll the running of such statute of limitations and, if the period of such statute of limitations shall have expired, prevent the operation of such statute of limitations.

           Section 10. Rights and Remedies Not Waived. No act, omission or delay by BankBoston shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by BankBoston of any default hereunder or right or remedy which it may have shall operate as a waiver of any other default, right or remedy or of the same default, right or remedy on a future occasion.

           Section 11. Admissibility of Guarantee. The Guarantor agrees that any copy of this Guarantee signed by the Guarantor and transmitted by telecopier for delivery to BankBoston shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence.

           Section 12. Notices. All notices, requests and demands to or upon BankBoston or the Guarantor under this Agreement shall be in writing and given as provided in the Indenture (with respect to the Guarantor, to the address of the Issuer as set forth in the Indenture and with respect to BankBoston, at its address set forth above).

           Section 13. Counterparts. This Guarantee may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original and all of which shall together constitute one and the same agreement.

           Section 14. CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL; ETC. (a) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS GUARANTEE MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES OF AMERICA FOR THE SOUTHERN DISTRICT OF NEW YORK AND, BY EXECUTION AND DELIVERY OF THIS GUARANTEE, THE GUARANTOR HEREBY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, THE NONEXCLUSIVE JURISDICTION OF THE AFORESAID COURTS. THE GUARANTOR HEREBY IRREVOCABLY WAIVES, IN CONNECTION WITH ANY SUCH ACTION OR PROCEEDING, (i) TRIAL BY JURY, (ii) TO THE EXTENT IT MAY EFFECTIVELY DO SO UNDER APPLICABLE LAW, ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING IN SUCH RESPECTIVE JURISDICTIONS AND (iii) THE RIGHT TO INTERPOSE ANY SET-OFF, COUNTERCLAIM OR CROSS-CLAIM (UNLESS SUCH SET-OFF, COUNTERCLAIM OR CROSS-CLAIM COULD NOT, BY REASON OF ANY APPLICABLE FEDERAL OR STATE PROCEDURAL LAWS, BE INTERPOSED, PLEADED OR ALLEGED IN ANY OTHER ACTION).

           GUARANTOR ACKNOWLEDGES THAT THE TRANSACTION OF WHICH THIS GUARANTEE IS A PART IS A COMMERCIAL TRANSACTION, AND HEREBY VOLUNTARILY WAIVES GUARANTOR'S RIGHTS TO NOTICE AND HEARING UNDER ANY APPLICABLE STATE OR FEDERAL LAW WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH BANKBOSTON MAY DESIRE TO USE.

               (b) The Guarantor irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by certified mail, postage prepaid, to the Guarantor at its address determined pursuant to Section 12 hereof.

               (c) Nothing herein shall affect the right of BankBoston to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against the Guarantor in any other jurisdiction.

               (d) The Guarantor hereby waives presentment, notice of dishonor and protests of all instruments included in or evidencing any of the Guaranteed Obligations, and any and all other notices and demands whatsoever (except as expressly provided herein).

           Section 15. GOVERNING LAW. THIS GUARANTEE AND THE GUARANTEED OBLIGATIONS SHALL BE GOVERNED IN ALL RESPECTS BY THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS EXECUTED AND TO BE PERFORMED IN SUCH STATE, WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF.

           Section 16. Captions; Separability. (a) The captions of the Sections and subsections of this Guarantee have been inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Guarantee.

                (b) If any term of this Guarantee shall be held to be invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby.

           Section 17. Acknowledgment of Receipt. The Guarantor acknowledges receipt of a copy of this Guarantee.
           Section 18. This Guarantee shall inure to the benefit of and be enforceable by BankBoston , its successors, transferees and assigns, and it shall be binding upon Guarantor and the successors and assigns of Guarantor.

           IN WITNESS WHEREOF, the Guarantor has duly executed or caused this Guarantee to be duly executed as of the date first above set forth.

                               LITCHFIELD FINANCIAL CORPORATION



                               By:  Heather A. Sica
                                   Name: Heather A. Sica
                                   Title: Executive Vice President


























                             Exhibit 11.1
                   Litchfield Financial Corporation
                  Computation of Earnings Per Share

                                 Three Months Ended  Nine Months Ended
                                    September 30,      September 30,
                                    1998        1997   1998      1997
Basic:
  Weighted average number of
    common shares outstanding....... 6,835,775  5,629,644  6,083,183  5,545,497

  Income before
    extraordinary item..............$2,767,000 $2,161,000 $6,626,000 $5,186,000
  Extraordinary item (net of
    applicable tax benefit of $48,000).(77,000)      ---     (77,000)      ---
                                     ---------  --------- ---------- ----------
  Net income........................$2,690,000 $2,161,000 $6,549,000 $5,186,000
                                    ========== ========== ========== ==========
  Income before extraordinary
item per common share.........      $      .40  $     .38 $     1.09 $      .94
  Extraordinary item (net of
applicable tax benefit of $48,000)..      (.01)       ---       (.01)       ---
                                     ---------  ---------  ------------ --------
Net income per common share.........$      .39  $     .38 $     1.08 $      .94
                                     =========  =========  ============ ========

Diluted:
     Weighted average number of
common shares outstanding.......    6,835,775   5,629,644  6,083,183  5,545,497
     Weighted average number of
common stock equivalents
outstanding:
        Stock options............     323,106     351,054    349,238    331,154
                                     --------   ----------  --------   --------

Weighted average common and
        common equivalent shares
        outstanding..............   7,158,882   5,980,698  6,432,422  5,876,651
                                   ==========  ==========  =========  =========
Income before
extraordinary item...............  $2,767,000  $2,161,000 $6,626,000 $5,186,000
     Extraordinary item (net of
applicable tax benefit of $48,000)..  (77,000)        ---    (77,000)      ---
                                   ----------  ----------  ---------  ---------
     Net income..................  $2,690,000  $2,161,000 $6,549,000 $5,186,000
                                   ==========  ==========  =========  =========
Income before
extraordinary item
        per common share.......... $     .39   $     .36  $     1.03 $      .88
     Extraordinary item (net of
applicable tax benefit of $48,000)..    (.01)        ---        (.01)       ---
                                   ----------  ----------  ----------  --------
Net income per common share......  $     .38   $     .36  $     1.02 $      .88
                                  ===========  ==========  ==========  =========