Form 10-K
period 1998-12-31
LITCHFIELD FINANCIAL CORP /MA
filed 1999-04-01
CIK 882515

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
   ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of THE SECURITIES
                         EXCHANGE ACT of 1934
             For the fiscal year ended DECEMBER 31, 1998
                   Commission File Number: 0-19822

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

Indicate  by check  mark  whether  the  registrant  (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1999 was $117,571,000 (based on the closing price of the Company's common stock on The Nasdaq Stock Market's National Market.)

The number of outstanding shares of common stock as of March 15, 1999 was 6,886,873 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual stockholders report for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

Portions   of  the  proxy   statement   for  the  Annual   Meeting  of
Stockholders to be held April 23, 1999 are incorporated by reference into Part III.

          LITCHFIELD FINANCIAL CORPORATION AND SUBSIDIARIES
                              FORM 10-K
                 FISCAL YEAR ENDED DECEMBER 31, 1998

                                INDEX

PART I                                                         PAGE
Item 1. Business..............................................   3
Item 2. Properties............................................  19
Item 3. Legal Proceedings.....................................  19
Item 4. Submission of Matters to a Vote of Security Holders...  19

PART II
Item 5. Market for Registrant's Common Stock and Related Stockholder
    Matters ..................................................  20
Item 6. Selected Financial Data...............................  20
Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations ......................  20
Item 7A. Quantitative and Qualitative Disclosures About Market
    Risk .....................................................  20
Item 8. Financial Statements and Supplementary Data...........  20
Item 9. Changes in and Disagreements with Accountants on
Accounting
         and Financial Disclosure.............................  20

PART III
Item 10. Directors and Executive Officers of the Registrant ..  21
Item 11. Executive Compensation ..............................  21
Item 12. Security Ownership of Certain Beneficial Owners and
    Management ...............................................  21
Item 13. Certain Relationships and Related Transactions ......  21

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
    on Form 8-K ..............................................  22



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


                                                             Form 10-K



Item 1. BUSINESS

Overview

   Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets.

   The Company purchases consumer loans (the "Purchased Loans") consisting primarily of loans to purchasers of rural and vacation properties ("Land Loans") and vacation ownership interests popularly known as timeshare interests ("VOI Loans"). The Company also provides financing to rural land dealers, timeshare resort developers and other finance companies secured by receivables ("Hypothecation Loans") and to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A&D Loans"). In addition, the Company purchases other loans, such as consumer home equity loans, mortgages and construction loans and tax lien certificates, and provides financing to other businesses secured by receivables or other assets ("Other Loans").

   The principal sources of the Company's revenues are (i) interest and fees on loans, (ii) gains on sales of loans and (iii) servicing and other income. Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.



Business Strategy

   The Company was founded in November 1988. The Company's strategy has been to build its serviced portfolio (the "Serviced Portfolio") consisting of the principal amount of loans serviced by or on behalf of the Company (except loans participated without recourse to the Company) by acquiring loan portfolios from rural land dealers, resort developers and financial institutions and by providing loans to such dealers and developers and other businesses secured by consumer receivables. The Company also provides A&D Loans in order to have the opportunity to finance additional receivables generated by these A&D Loans. As part of its business and financing strategy, the
Company  seeks niche  markets  where its  underwriting  expertise  and ability to provide value-added services enable it to distinguish itself from its competitors and earn an attractive rate of return on its invested capital. Initially, the Company pursued this strategy by financing consumer Land Loans through a land dealer network and portfolio acquisitions. Subsequently, the Company extended its strategy to financing consumer VOI Loans and providing Hypothecation Loans to land dealers and resort developers. In 1995, the Company significantly expanded its financing of VOI Loans when it acquired approximately $41.5 million of VOI related loans and assets as part of its purchase of the Government Employees Financial Corporation ("GEFCO") portfolio. In 1997, the Company expanded its financing of Hypothecation Loans to other finance companies ("Finanical Services Loans") secured by other types of collateral. The Company expects to continue to expand its Financial Services lending. These loans may be larger than the Company's average Hypothecation Loans and may provide the Company an option to take an equity position in the borrower. The Company's objective is to identify other lending opportunities or lines of business to diversify its portfolio as it did with VOI Loans and Hypothecation Loans.

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


Characteristics of the Serviced Portfolio, Loan Purchases and Originations

   The following table shows the growth in the diversity of the Serviced Portfolio from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A&D Loans and Other Loans:

                                          December 31,
                           1998    1997    1996     1995    1994
Purchased Loans..........  38.4%   56.6%   67.1%    81.6%   85.3%
Hypothecation Loans......  35.2    26.9    20.7     12.5     9.0
A&D Loans................  11.2    13.7     8.7      3.1     3.3
Other Loans..............  15.2     2.8     3.5      2.8     2.4
                          ------  ------  ------   ------  ------
          Total.........  100.0%  100.0%  100.0%   100.0%  100.0%
                          ======  ======  ======   ======  ======



   The following table shows the growth in the diversity of the Company's originations from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A&D Loans and Other Loans:

                                                December 31,
                               1998    1997    1996     1995    1994
Purchased Loans.............  14.9%    30.3%   49.9%    71.4%   67.6%
Hypothecation Loans.........  48.6     37.1    29.6     20.9    22.2
A&D Loans...................  10.2     24.0    14.4      3.1     6.0
Other Loans.................  26.3      8.6     6.1      4.6     4.2
                            -------   ------  ------   ------  ------
Total.............           100.0%   100.0%  100.0%   100.0%  100.0%
                            =======   ======  ======   ======  ======


  (1) Purchased Loans

   The Company provides indirect financing to consumers through a large number of experienced land dealers and resort developers from which it regularly purchases Land and VOI Loans. The land dealers and resort developers make loans to consumers generally using the Company's standard forms and subject to the Company's underwriting criteria. The Company then purchases such loans from the land dealer or resort developer on an individually approved basis in accordance with its credit guidelines.

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

   Prior to purchasing Land or VOI Loans, the Company evaluates the credit and payment history of each borrower in accordance with its underwriting guidelines, performs borrower interviews on a sample of loans, reviews the documentation supporting the loans for completeness and obtains an appropriate opinion from local legal counsel. The Company purchases only those loans which meet its credit standards.

   The Company also purchases portfolios of seasoned loans primarily from land dealers and resort developers. The land dealers or resort developers generally guarantee the loans sold and the Company generally withholds a reserve as described above. Management believes that the portfolio acquisition program is attractive to land dealers and resort developers because it provides them with liquidity to purchase additional inventory. The Company also purchases portfolios of seasoned loans from financial institutions and others. Sellers generally do not guarantee such loans, but estimated loan losses are considered in establishing the purchase price.

   In evaluating such seasoned portfolios, the Company conducts its normal review of the borrower's documentation, payment history and underlying collateral. However, the Company may not always be able to reject individual loans.

   The Company's portfolio of Purchased Loans is secured by property located in 39 states.

                                   Principal Amount of Loans
                                          December 31,
                               1998    1997   1996     1995    1994
   Southwest.................   32%     30%    26%      16%     19%
   South.....................   30      31     31       31      37
   West......................   19      17     20       20       3
   Mid-Atlantic..............    8      10     10       16      16
   Northeast.................   11     12      13       17      25
        Total................  100%    100%   100%     100%    100%

  a.  Land Loans


   Dealers from whom the Company purchases Land Loans are typically closely-held firms with annual revenues of less than $3.0 million. Dealers generally purchase large rural tracts (generally 100 or more acres) from farmers or other owners and subdivide the property into one to twenty acre parcels for resale to consumers. Generally, the subdivided property is not developed significantly beyond the provision of graded access roads. In recreational areas, sales are made primarily to urban consumers who wish to use the property for a vacation or retirement home or for recreational purposes such as fishing, hunting or camping. In other rural areas, sales are more commonly made to persons who will locate a manufactured home on the parcel. During the year ended December 31, 1998, the Company aquired approximately $53.7 million of Land Loans. The aggregate principal amount of Land Loans purchased from individual dealers during the year ended December 31, 1998 varied from a low of approximately $9,000 to a high of approximately $4.7 million. As of December 31, 1998, the five largest dealers accounted for approximately 20.6% of the principal amount of the Land Loans in the Serviced Portfolio, and no single dealer accounted for more than 5.4%.


   As  of  December  31,  1998,   34.3%  of  the  Serviced   Portfolio
consisted of Land Loans with an average principal balance of approximately $13,100. The following table sets forth as of December 31, 1998, the distribution of Land Loans in the Company's Serviced Portfolio:

                                          Percentage of            Percentage of
                              Principal     Principal   Number of    Number of
Principal Balance             Amount         Amount       Loans        Loans
Less than $10,000.........  $ 28,936,000      18.1%       5,581        45.7%
$10,000-$19,999............   61,138,000      38.2        4,287        35.1
$20,000 and greater........   70,024,000      43.7        2,343        19.2
     Total...............   $160,098,000     100.0%      12,211       100.0%



   As of December 31, 1998, the weighted average interest rate of the Land Loans included in the Company's Serviced Portfolio was 12.0% and the weighted average remaining maturity was 12.0 years. The following table sets forth as of December 31, 1998 the distribution of interest rates payable on the Land Loans:

                                                               Percentage
                                                                  of
                                               Principal       Principal
Interest Rate                                    Amount         Amount
Less than 12.0%...........................  $ 55,332,000         34.6%
12.0%-13.9%...............................    81,256,000         50.7
14.0% and greater.........................    23,510,000         14.7
     Total................................  $160,098,000        100.0%


   As of December 31, 1998, the Company's Land Loan borrowers resided in 50 states, the District of Columbia and ten territories or foreign countries.


  b. VOI Loans


   The Company purchases VOI Loans from various resort developers. The Company generally targets small to medium size resorts with completed amenities and established property owners associations. These resorts participate in programs that permit purchasers of VOIs to exchange their timeshare intervals for timeshare intervals in other resorts around the world. During the year ended December 31, 1998, the Company acquired approximately $2.4 million of VOI Loans. As of December 31, 1998, the five largest developers accounted for approximately 35.1% of the principal amount of the VOI Loans in the Serviced Portfolio, and no single developer accounted for more than 9.4%.

                     As of December 31, 1998, 4.1% of the Serviced Portfolio consisted of VOI Loans, with an average principal balance of approximately $3,400. The following table sets forth as of December 31, 1998 the distribution of VOI Loans:

                                     Percentage of            Percentage of
                           Principal   Principal  Number of     Number of
Principal Balance           Amount      Amount      Loans         Loans
Less than $4,000.......  $ 7,519,000     39.3%      3,615         64.8%
$4,000-$5,999..........    6,530,000     34.2       1,316         23.6
$6,000 and greater.....    5,070,000     26.5         649         11.6
     Total.............  $19,119,000    100.0%      5,580        100.0%





   As of December 31, 1998, the weighted average interest rate of the VOI Loans included in the Company's Serviced Portfolio was 14.6% and the weighted average remaining maturity was 3.7 years. The following table sets forth as of December 31, 1998 the distribution of interest rates payable on the VOI Loans:

                                                    Percentage
                                                        of
                                      Principal     Principal
Interest Rate                           Amount        Amount
Less than 14.0%..................... $ 8,147,000       42.6%
14.0%-15.9%.........................   4,482,000       23.4
16.0% and greater...................   6,490,000       34.0
     Total.......................... $19,119,000      100.0%

       As of December 31, 1998, the Company's VOI borrowers resided in 50 states, the District of Columbia and four territories or foreign countries.

  (2) Hypothecation Loans

   The  Company  extends  Hypothecation  Loans  to  land  dealers  and resort developers and other businesses secured by receivables. The Company has expanded its marketing of Hypothecation Loans to include loans to other finance companies secured by other types of collateral. These loans may be larger than the Company's average Hypothecation Loans and may provide the Company with an option to take an equity position in the borrower. During the year ended December 31, 1998, the Company extended or acquired approximately $182.2 million of Hypothecation Loans, of which $26.5 million, or 14.5%, were secured by Land Loans, $84.2 million, or 46.2%, were secured by VOI Loans and $71.5 million, or 39.3%, were secured by other types of collateral such as tax lien certificates, accounts receivable and mortgages.

   The Company typically extends Hypothecation Loans based on advance rates of 75% to 90% of the eligible receivables which serve as collateral. The Company's Hypothecation Loans are typically made at variable rates based on the prime rate of interest plus 2% to
4%. As of December 31, 1998, the Company had $164.5 million of Hypothecation Loans outstanding, none of which were 31 days or more past due. During the three months ended March 31, 1998, the Company acquired a $17.0 million participation interest in a Hypothecation Loan from another financial institutuion. As planned, in May of
1998, the Company purchased the underlying receivables, which the Company reclassified as Other Loans. The proceeds of the receivables purchased were applied to pay off the Company's participation interest. At December 31, 1998, Hypothecation Loans ranged in size from less than $500 to $21.5 million with an average principal balance of $1,678,000. The five largest Hypothecation Loans represented 15.5% of the Serviced Portfolio.

  (3) A&D Loans

   The Company also makes A&D Loans to dealers and developers for the acquisition and development of rural and timeshare resorts in order to finance additional receivables generated by the A&D Loans. During the year ended December 31, 1998, the Company made $38.2 million of A&D Loans to land dealers and resort developers, of which $13.3 million, or 34.9%, were secured by land and $24.9 million, or 65.1%, were secured by resorts under development.
   The Company generally makes A&D Loans to land dealers and resort developers based on loan to value ratios of 60% to 80% at variable rates based on the prime rate plus 2% to 4%. As of December 31, 1998, the Company had $52.3 million of A&D Loans outstanding, none of which were 31 days or more past due. A&D Loans are secured by timeshare resort developments and rural land subdivisions in 16 states and one territory. A&D Loans range in size from $1,700 to $9.5 million with an average principal balance of $780,000. The five largest A&D Loans represent 4.7% of the Serviced Portfolio.

  (4) Other Loans

   At December 31, 1998, Other Loans consisted primarily of consumer home equity loans, mortgage and construction loans, other secured commercial loans and tax lien certificates. Historically, the Company has made or acquired certain other secured and unsecured loans to identify additional lending opportunities or lines of business for possible future expansion as it did with VOI Loans and Hypothecation Loans. In May of 1998, the Company purchased 232 builder construction loans totaling $32.7 million, a portion of which had previously been collateral for the Hypothecation Loan in which the Company owned a participation interest. As of December 31, 1998, the Company had 176 of the builder construction loans totaling $33.9 million. In October 1998, the Company began purchasing tax lien certificates and held $21.2 million of such certificates at December 31, 1998. The Company had $71.0 million of Other Loans, 1.94% of which were 91 days or more past due. Other Loans range in size from less than $500 to $875,000 with an average principal balance of $23,200. The five largest Other Loans represent 0.8% of the Serviced Portfolio.


Loan Underwriting

   The Company has established loan underwriting criteria and procedures designed to reduce credit losses on its Serviced
Portfolio. The loan underwriting process includes reviewing each borrower's credit history. In addition, the Company's underwriting staff routinely conduct telephone interviews with a sample of borrowers. The primary focus of the Company's underwriting is to assess the likelihood that the borrower will repay the loan as agreed by examining the borrower's credit history through credit reporting bureaus.

   The Company's loan policy is to purchase Land and VOI Loans from $3,000 to $50,000. On a case by case basis, the Company will also consider purchasing such loans in excess of $50,000. As of December 31, 1998, the Company had 154 Land Loans exceeding $50,000 representing 2.3% of the number of such loans in the Serviced Portfolio, for a total of $10.9 million. There were no VOI Loans exceeding $50,000 as of December 31, 1998. The Company will originate Hypothecation Loans up to $15 million and A&D Loans up to $10 million. From time to time, the Company may have an opportunity to originate larger Hypothecation Loans or A&D Loans in which case the Company would seek to participate such loans with other financial institutions. Construction loans greater than $200,000 and any other loans greater than $100,000 must be approved by the Credit Committee which is comprised of the Chief Executive Officer, three Executive Vice Presidents and a Senior Vice President.


Collections and Delinquencies

   Management believes that the relatively low delinquency rate for the Serviced Portfolio is attributable primarily to the application of its underwriting criteria, as well as to dealer guarantees and reserves withheld from dealers and developers. No assurance can be given that these delinquency rates can be maintained in the future.


   Collection efforts are managed and delinquency information is analyzed at the Company's headquarters. Unless circumstances otherwise dictate, collections are generally made by mail and telephone. Collection efforts begin when an account is seven days past due, at which time the Company sends out a late notice. When an account is fifteen days past due, the Company attempts to contact the borrower to determine the reason for the delinquency and to attempt to cause the account to become current. If the status of the account continues to deteriorate, an analysis of the account is performed by the collection manager to determine the appropriate action. When the loan is 90 days past due in accordance with its original terms and it is determined that the amounts cannot be collected from the dealer or developer guarantees or reserves, the loan is generally placed on a non-accrual status and the collection manager determines the action to be taken. The determination of how to work out a delinquent loan is based upon many factors, including the borrower's payment history and the reason for the current inability to make timely payments. When a guaranteed loan becomes 60 days (90 days in some cases) past due, in addition to the Company's collection procedures, the Company generally obtains the assistance of the dealer or developer in collecting the loan.


   The Company extends a limited number of its loans for reasons the Company considers acceptable such as temporary loss of employment or serious illness. In order to qualify for a one to three month extension, the customer must make three timely payments without any intervention from the Company. For extensions of four to six months, the customer must make four to six timely payments, respectively, without any intervention from the Company. The Company will not extend a loan more than two times for an aggregate of six months over the life of the loan. The Company has extended approximately 0.9% of its loans through December 31, 1998. The Company does not generally modify any other loan terms such as interest rates or payment amounts.


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





Serviced Portfolio


   The  following   table  shows  the  Company's   delinquencies   and
delinquency rates, net of dealer/developer reserves and guarantees, for the Serviced Portfolio:


                                             Year Ended December 31,
                          1998          1997          1996           1995           1994
Serviced Portfolio... $466,912,000  $304,102,000  $242,445,000   $176,650,000   $105,013,000
Delinquent loans (1).    4,456,000     3,642,000     3,255,000      3,062,000        981,000
Delinquency as a
 Percentage of
 Serviced Portfolio.         0.95%          1.20%        1.34%           1.73%          .93%



(1) Delinquent  loans  are  those  which  are 31 days or more past due
    which   are  not   covered   by   dealer/developer   reserves   or
    guarantees and not included in other real estate owned.



Land Loans


   The  following   table  shows  the  Company's   delinquencies   and
delinquency rates, net of dealer/developer reserves and guarantees, for Land Loans in the Serviced Portfolio:


                                               Year Ended December 31,
                            1998          1997          1996         1995         1994
Land Loans in
  Serviced Portfolio... $160,098,000  $142,828,000  $119,370,000  $97,266,000  $90,502,000
Delinquent Land
  Loans (1)............    2,728,000     2,453,000     1,920,000    1,059,000      981,000
Delinquency as a
  Percentage of
  Land Loans in
  Serviced Portfolio...        1.70%         1.72%         1.61%        1.09%        1.08%



(1) Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.






VOI Loans

   The  following   table  shows  the  Company's   delinquencies   and
delinquency rates, net of dealer/developer reserves and guarantees, for VOI Loans in the Serviced Portfolio:

                                         Year Ended December 31,
                         1998          1997         1996        1995        1994
VOI Loans in Serviced
  Portfolio.........  $19,119,000  $29,232,000  $43,284,000  $46,700,000  $2,851,000
Delinquent VOI
  Loans (1).........      350,000      739,000    1,316,000    1,958,000         ---
Delinquency as a
  Percentage of VOI
  Loans in Serviced
  Portfolio.........        1.83%        2.53%        3.04%        4.19%         ---


(1) Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

Hypothecation, A&D and Other Loans

   The Company did not have any delinquent Hypothecation Loans or A&D Loans for the years ended December 31, 1993 through December 31, 1998. The Company did not have significant amounts of delinquent Other Loans for the years ended December 31, 1993 through December 31, 1996. At December 31, 1997, there were $8.5 million of Other Loans of which $450,000 or 5.3% were 31 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned. At December 31, 1998, there were $71.0 million of Other Loans of which $1,378,000 or 1.94% were 31 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

Allowance for Loan Losses and Estimated Recourse Obligations, Net Charge-offs and Dealer Reserves

   The following is an analysis of the total allowances for all loan losses:

                                    Year Ended December 31,
                         1998       1997         1996        1995       1994
Allowance, beginning
  of year ..........  $5,877,000  $4,528,000  $3,715,000  $1,264,000  $1,064,000
Net charge-offs of
  Uncollectible
accounts ............ (2,239,000) (2,010,000) (1,965,000)   (946,000)   (359,000)
Provision for loan
  losses ............  1,532,000   1,400,000   1,954,000     890,000     559,000
Allocation of purchase
  Adjustment (1) ....  1,537,000   1,959,000     824,000   2,507,000         ---
Allowance, end of
  year .............. $6,707,000  $5,877,000  $4,528,000  $3,715,000  $1,264,000


 (1) Represents allocation of purchase adjustment related to purchase of certain non-guaranteed loans.

   The following is an analysis of net charge-offs by major loan and collateral types experienced by the Company:

                                            Year Ended December 31,
                               1998         1997        1996       1995     1994
Land Loans................  $1,358,000  $  986,000  $  669,000  $546,000  $359,000
VOI Loans.................     556,000     939,000   1,284,000    45,000       ---
Hypothecation Loans.......         ---         ---         ---       ---       ---
A&D Loans.................         ---      (2,000)     (8,000)  352,000       ---
Other Loans...............     325,000      87,000      20,000     3,000       ---
Total net charge-offs.....  $2,239,000  $2,010,000  $1,965,000  $946,000  $359,000
Net charge-offs as a percentage
  of the average Serviced
Portfolio.................        .58%        .74%        .94%      .67%      .38%

   As part of the Company's financing of Land and VOI Loans, the Company enters into arrangements with most land dealers and resort developers whereby the Company retains a portion of the amount payable to a dealer when purchasing a Land or a VOI Loan to protect the Company from potential losses assocciated with such loans and uses the amount retained to absorb loan losses. The Company negotiates the amount of the reserves with the land dealers and resort developers based upon various criteria, two of which are the financial strength of the land dealer or resort developer and the credit risk associated with the loans being purchased. Dealer reserves for Land Loans were $8,219,000, $8,321,000 and $7,555,000 at December 31, 1998, 1997 and 1996, respectively. Developer reserves for VOI Loans were $1,760,000, $2,299,000 and $3,072,000 at
December 31, 1998, 1997 and 1996, respectively. Most dealers and developers provide personal and, when relevant, corporate guarantees to further protect the Company from loss.


Loan Servicing and Sales

   The Company retains the right to service all loans it purchases or originates. Servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the loans, accounting for principal and interest, contacting delinquent borrowers and supervising foreclosure and bankruptcies in the event of unremedied defaults. Substantially all servicing results from the origination and purchase of loans by the Company, and the Company has not historically purchased loan servicing rights except in connection with the purchase of loans. Servicing rates generally approximate .5% to 2% of the principal balance of a loan.

   Historically, the Company subcontracted the servicing of its loans to an unaffiliated third party. In July 1998, the Company resumed certain customer service and collection functions. The unaffiliated third party continues to provide certain data processing and payment processing functions. The Company retains responsibility for servicing all loans as a master servicer.

   In  1990,   the  Company   began   privately   placing   issues  of
pass-through certificates evidencing an undivided beneficial ownership interest in pools of mortgage loans which have been transferred to trusts. The principal and a portion of the interest payments on the loans transferred to the trust are collected by the Company as the servicer of the loans remitted to the trust for the benefit of the investors, and then distributed by the trust to the investors in the pass-through certificates.

   As of December 31, 1998, the Company sold or securitized a total of approximately $493.0 million of loans at face value. In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral.

   If borrowers default in the payment of principal or interest on the loans underlying these issues of pass-through certificates, losses would be absorbed first by the subordinated portion or cash collateral account retained by the Company and might, therefore, have to be charged against the estimated recorse obligations to the extent dealer guarantees and reserves are not available.

   The Company also has a $150.0 million revolving line of credit and sale facility for its Land Loans as part of an asset backed commercial paper facility with a multi-seller commercial paper conduit. The facility expires in June 2001. As of December 31, 1998, the outstanding balance of the sold or pledged loans securing this facility was $137.5 million. The Company has an additional revolving line of credit and sale facility for its VOI Loans of $25.0 million with another multi-seller commercial paper conduit. The facility expires in March 2000. As of December 31, 1998, the outstanding aggregate balance of the sold loans under the facility was $10.6 million.


Marketing and Advertising

   The Company markets its program to rural land dealers and resort developers through brokers, referrals, dealer and developer solicitation, and targeted direct mail. The Company employs three marketing executives based in Lakewood, Colorado, five marketing executives based in Williamstown, Massachusetts and two marketing executives  based in  Hoover,  Alabama.  In the last  five  years  the
Company  has  closed  loans  with  over  325  different   dealers  and
developers.

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


Regulation

   The Company is licensed as a lender, mortgage banker or mortgage broker in 23 of the states in which it operates, and in those states its operations are subject to supervision by state authorities (typically state banking or consumer credit authorities). Expansion into other states may be dependent upon a finding of financial responsibility, character and fitness of the Company and various other matters. The Company is generally subject to state regulations, examination and reporting requirements, and licenses are revocable for cause. The Company is subject to state usury laws in all of the states in which it operates.

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


Employees

   As of December 31, 1998, the Company had 102 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.





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

   Funding and Liquidity. The Company has a constant need for working capital to fund its lending, purchasing and securitization activities and, as a result, generally has experienced negative cash flows from operations. Historically, the Company has funded any negative cash flows from operations by borrowing under secured lines of credit and issuing long-term debt and equity securities. The Company's lines of credit are renewable on one to three year bases. The Company had secured lines of credit totaling $116.0 million with five financial institutions as of December 31, 1998. To date, the Company has issued $152.8 million of long-term debt and has publicly issued $46.3 million of equity securities.

   The Company also has a $150.0 million revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper conduit. The facility expires in June, 2001. As of December 31, 1998, the outstanding balance of the sold or pledged loans securing this facility was $137.5 million. The Company has an additional revolving line of credit and sale facility of $25.0 million with another multi-seller commercial paper conduit. The facility expires in March 2000. As of December 31, 1998, the outstanding aggregate balance of the sold or pledged loans under the facility was $10.6 million.

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

   Credit Risks. The Company's loans are subject to delinquency and default risk. General downturns in the economy and other factors beyond the Company's control may have an adverse effect on the Company's delinquency and default rates. The Company's A&D Loans and, to a lesser extent, its Hypothecation Loans have a greater concentration of credit risk due to their larger size and, in the case of A&D Loans, their development and marketing risk.

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

   Expansion of Business. The Company has increased the number and average principal amount of its Hypothecation and A&D Loans. A&D
Loans are larger commercial loans to land dealers and resort developers and, consequently, have a greater concentration of credit risk than the Company's Purchased Loans. A&D Loans for timeshare resorts are also subject to greater risk because their repayment depends on the successful completion of the development of the resort and the subsequent successful sale of a substantial portion of the resort's timeshare interests. The Company may seek to limit its exposure to any one developer by participating a portion of an A&D Loan with another lender.
   The Company has historically made Hypothecation Loans to land dealers and resort developers secured by Land Loans and VOI Loans, respectively. Hypothecation Loans are commercial loans that have significantly larger balances than the Company's Purchased Loans and, consequently, have a greater concentration of credit risk which is only partially offset by the lesser concentration of credit risk of the underlying collateral.

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

   Contingent Repurchase Obligations. In connection with certain of the Company's whole loan sales to investors, the Company has committed to repurchase such loans that become 90 days past due. These contingent obligations are subject to various terms and conditions, including limitations on the amounts of loans which must be repurchased. The Company has also guaranteed payment of mortgage loans included in certain of its mortgage securitization programs. As of December 31, 1998, the Company had outstanding contingent repurchase obligations in the aggregate amount of approximately $10.3 million. In addition, when the Company sells mortgage loans through mortgage securitization programs, the Company commits to replace any loans that do not conform to certain representations and warranties included in the operative loan sale documents.

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


Item 2.     PROPERTIES

   The Company owns a leasehold interest in approximately 26,000 square feet of office space in Williamstown, Massachusetts, which is used as the Company's headquarters. The initial ten year lease term expires in May 2007 and is renewable at the Company's option for two additional ten year periods. The initial land lease provides for an annual rental of $20,000. The Company also occupies an aggregate of approximately 5,100 square feet of office space in Lakewood, Colorado, pursuant to a lease expiring in January 2001, with an option to renew until 2004, providing for an annual rental of approximately $56,000, including utilities and exterior maintenance expenses. A subsidiary of the Company occupies an aggregate of approximately 6,100 square feet of office space in Hoover, Alabama, pursuant to a lease expiring in December 1999, providing for an annual rental of approximately $88,000.


Item 3.     LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                               PART II


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

   The Company's common stock is traded on The Nasdaq Stock Market's National Market under the symbol "LTCH." At March 15, 1999, there were approximately 1,084 holders of record of the Company's common stock. Common Stock Market Prices and Dividends on page 12 of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

   The Selected Consolidated Financial Information on pages 3 and 4 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.


Item 7.    MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   The Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 5 through 13 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7A.             QUANTITATIVE  AND QUALITATIVE  DISCLOSURES  ABOUT
        MARKET RISK

      The Quantitative and Qualitative  Disclosures  about Market Risk
are included on pages 16 through 19 of this Form 10-K Report   to
Stockholders for the year ended December 31, 1998.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and Report of Independent Auditors included on pages 14 through 31 of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                               PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information contained on pages 4 through 7 of Litchfield Financial Corporation's Proxy Statement dated March 23, 1999, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


Item 11.   EXECUTIVE COMPENSATION

   The information contained on pages 8 through 16 of Litchfield Financial Corporation's Proxy Statement dated March 23, 1999, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


Item 12.                  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
        OWNERS AND  MANAGEMENT

   The information contained on pages 2 through 4 of Litchfield Financial Corporation's Proxy Statement dated March 23, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained on page 5 and 7 of Litchfield Financial Corporation's Proxy Statement dated March 23, 1999, with respect to certain relationships and transactions, is incorporated herein by reference in response to this item.



                               PART IV


Item 14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON
        FORM 8-K.

(a)(1) Financial Statements
   The following consolidated financial statements of Litchfield Financial Corporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1998 are incorporated by reference in Item 8:
      Consolidated balance sheets - December 31, 1998 and 1997 Consolidated statements of income - Years ended December 31,
1998, 1997 and 1996
      Consolidated statements of stockholders' equity - Years ended December 31, 1998, 1997 and 1996
      Consolidated statements of comprehensive income - Years ended December 31, 1998, 1997 and 1996
      Consolidated statements of cash flows - Years ended December 31, 1998, 1997 and 1996
      Notes to consolidated financial statements - December 31,
1998

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

   3.1  Restated Articles of Organization of the Company.
   3.2  Restated By-Laws of the Company.
  10.1 1990 Stock Option Plan adopted and approved on May 30, 1990 and form of Stock Option Agreement
  10.2  Securities Purchase Agreement dated as of November
        21, 1988.
10.Amendment to the 1990 Stock Option Plan dated February 18, 1992.

   (ii) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1992 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K):

   10.59Second Amendment to the 1990 Stock Option Plan.

   (iii) The following exhibits are incorporated by reference to the Company's Registration Statement No. 33-60788, as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those exhibits originally filed with such Registration Statement No. 33- 60788):

   4.3  Form of Indenture pursuant to which the Company's 8 7/8%
        Notes due 2003 were issued.
   4.4  Form of 8 7/8% Note due 2003.

   (iv) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K)

   10.64 Pooling and Servicing Agreement, dated as of August 27, 1993, among the Company, Litchfield Mortgage Securities Corporation and Harris Trust and Savings Bank, as Trustee of the Litchfield Financial Mortgage Trust 1993-2.
   10.65 Mortgage Purchase Agreement, dated as of September 28, 1993, between the Company and Litchfield Mortgage Securities Corporation.
   10.66 Pooling and Servicing Agreement, dated as of November 30, 1993, among the Company, Litchfield Mortgage Securities Corporation and Harris Trust and Savings Bank, as Trustee of the Litchfield Financial Mortgage Trust 1993-3.
10.Mortgage Purchase Agreement, dated as of December 21, 1993, between the Company and Litchfield Mortgage Securities Corporation.

   (v) The following exhibits are incorporated by reference to the Company's Registration Statement No. 33-89488, as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those exhibits originally filed with such Registration Statement No. 33-89488):

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

   (vi) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K)

   10.91 Series Trust Agreement, dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities
        Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.92 Mortgage Purchase Agreement, dated as of December 28, 1994, between the Company and Litchfield Mortgage Securities Corporation 1994.
   10.93 Certificate Purchase Agreement, dated as of December 28, 1994, among Litchfield Mortgage Securities Corporation
        1994, the Company, Holland Limited Securitizations, Inc., and Internationale Nederlanden (U.S.) Capital Markets.
   10.94 Pledge and Collateral Agency Agreement, dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited
        Securitization, Inc. and The Chase Manhattan Bank, N.A., as collateral agent.
    10.95 Sinking Fund Account Agreement, dated as of December 28, 1994, among the Company, Holland Limited Securitization, Inc., The Chase Manhattan Bank, N.A. and Internationale Nederlanden (U.S.) Capital Markets.
   10.97 Amendment No. 1 to Pooling and Servicing Agreement, dated as of December 1, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase
        Manhattan Bank, N.A., as trustee.
   10.98 Amendment No. 1 to Series Trust Agreement Dated June 16, 1994, dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.99 Amendment to Sinking Fund Account Agreement (Litchfield Mortgage Trust 1994-1), dated as of December 28, 1994, among the Company, Internationale Nederlanden (U.S.)
        Finance Corporation, The Chase Manhattan Bank, N.A., Internationale Nederlanden (U.S.) Capital Markets.
   10.100  Amendment No. 1 to Series Trust Agreement Dated
        September 27, 1994, dated as of December 28, 1994, among the Company, Litchfield Mortgage Securities Corporation
        1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.101 Amendment to Sinking Fund Account Agreement (Litchfield Mortgage Trust 1994-2), dated as of December 28, 1994, among the Company, Internationale Nederlanden (U.S.)
        Finance Corporation, The Chase Manhattan Bank, N.A., Internationale Nederlanden (U.S.) Capital Markets.
   10.119 Amended and Restated Pledge and Collateral Agency Agreement Dated June 16, 1994, dated as of January 26,
        1995, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.
   10.121 Amendment No. 2 to Pooling and Servicing Agreement, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase
        Manhattan Bank, N.A., as trustee.
   10.122 Amendment No. 2 to Series Trust Agreement Dated June 16, 1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   10.123 Amended and Restated Pledge and Collateral Agency Agreement Dated September 27, 1994, dated as of January
        26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securitization, Inc., and The Chase Manhattan Bank, N.A., as collateral agent.
   10.125  Amendment No. 2 to Series Trust Agreement Dated
        September 27, 1994, dated as of January 26, 1995, among the Company, Litchfield Mortgage Securities Corporation 1994, and The Chase Manhattan Bank, N.A., as trustee.
   (vii)The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q)
   10.126 Asset Purchase Agreement dated as of March 30, 1995 between GEICO Corporation, Government Employees Financial Corporation, GEICO Financial Services, Inc., GEICO Financial Company, Willow Valley Associates, LTD., Variproperties,
        Inc. as sellers and Litchfield Financial Corporation as purchaser (excluding exhibits and schedules).
   10.127 Litchfield Financial Corporation 1995 Stock Option Plan for Non-Employee Directors.
   10.128 Sale and Servicing Agreement dated as of March 22, 1995 between Litchfield Timeshare Securities Corporation as depositor and Litchfield Financial Corporation as servicer and Litchfield Timeshare Trust 1995-1.
   10.129 Amended and Restated Sale and Servicing Agreement dated as of March 22, 1995 between Litchfield Timeshare Securities Corporation as depositor and Litchfield Financial
        Corporation as servicer and Litchfield Timeshare Trust
        1995-1.
   10.130 Litchfield Timeshare Trust 1995-1 Trust Agreement dated as of March 22, 1995 between Litchfield Timeshare Securities Corporation 1995-1 and the Chase Manhattan Bank, N.A. as trustee.
   10.131 Amended and Restated Litchfield Timeshare Trust 1995-1 Trust Agreement dated as of March 22, 1995 between
        Litchfield Timeshare Securities Corporation 1995-1 and the Chase Manhattan Bank, N.A. as trustee.
   10.133 Litchfield Timeshare Trust 1995-1 Class A Certificates Purchase Agreement dated April 27, 1995 between Litchfield Timeshare Securities Corporation 1995-1 as depositor, Litchfield Financial Corporation as initial servicer, and Teachers Insurance and Annuity Association of America as purchaser.
   10.134 Litchfield Timeshare Trust 1995-1 Class A Certificates Purchase Agreement dated June 22, 1995 between Litchfield Timeshare Securities Corporation 1995-1 as depositor, Litchfield Financial Corporation as initial servicer, and Teachers Insurance and Annuity Association of America as purchaser.
   10.135 Subservicing Agreement between Concord Servicing Corporation, Litchfield Financial Corporation, and
        Litchfield Timeshare Trust 1995-1, as amended.
   (viii) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q)
   10.136  Receivables Financing facility extended by Holland
        Limited Securitization, Inc. and Internationale Nederlanden (U.S.) capital Markets, Inc., to Litchfield Financial Corporation and Litchfield Mortgage Securities Corporation 1994 dated September 29, 1995.
   (ix) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K):
   10.137 Amended and Restated Employment Agreement, dated as of July 19, 1996, between the Company and Richard A. Stratton.
   10.138 Amended and Restated Employment Agreement, dated as of July 19, 1996, between the Company and Heather A. Sica.
   10.139 Employment Agreement, dated as of July 19, 1996, between the Company and Ronald E. Rabidou.
   10.140 Commercial Security Agreement dated as of July 23, 1996, in the principal amount of $5,000,000 between the Company and BSB Bank and Trust Co.
   10.142 Loan Agreement, dated as of September 13, 1996, in the principal amount of $15,000,000 between the Company and Bank of Scotland.
   10.143 Pledge Agreement, dated as of September 13, 1996 between the Company and Bank of Scotland.
   10.144 Security Agreement, dated as of September 13, 1996 between the Company and Bank of Scotland.
   10.145 Amendment No. 1 to Receivable Purchase Agreement dated September 29, 1995, dated as of December 18, 1995 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.
   10.146 Amendment No. 1 to Receivable Loan and Security Agreement dated September 29, 1995, dated as of December 18, 1995 among the Company, Litchfield Mortgage Securities
        Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.
   10.147 Amendment No. 2 to Receivable Purchase Agreement dated September 29, 1995, dated as of September 27, 1996 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.
   10.148 Amendment No. 2 to Receivable Loan and Security Agreement dated September 29, 1995, dated as of September 27, 1996 among the Company, Litchfield Mortgage Securities
        Corporation 1994, Holland Limited Securities, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc.
   10.149 Revolving Credit Note, dated as of April 26, 1996, in the principal amount of $20,000,000 between the Company and the First National Bank of Boston.
   10.150 Revolving Credit Note, dated as of October 26, 1996, in the principal amount of $10,000,000 between the Company and Fleet Bank-NH.
   10.151 Promissory Note, dated as of January 23, 1997, in the principal amount of $8,000,000 between the Company and BSB Bank and Trust Co.
   (x) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q):
   10.152 Master revolving credit promissory note dated as of March 21, 1997 between Litchfield Financial Corporation and Republic Bank in the principal amount of $3,000,000.
   10.153 Wholesale warehouse loan and mortgage security agreement dated as of March 21, 1997 between Litchfield Financial Corporation and Republic Bank in the principal amount of $3,000,000.

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

   (xii)The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q):

   10.157 Employment agreement, dated as of March 17, 1997 between the Company and Joseph S. Weingarten.
   10.158 Asset Purchase Agreement, dated March 21, 1997 among the Company, Litchfield Capital Corporation, EagleFunding Capital Corporation and The First National Bank of Boston, as deal agent.

   (xiii) The following exhibits are incorporated by reference to the Company's Registration Statement No. 333-37963, as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those exhibits originally filed with such Registration Statement No. 333-37963):

      4.7 Form of Indenture pursuant to which the Company's 8.45% Notes were issued.
      4.8   Form of 8.45% Note due 2002

    (xiv) The following exhibits are incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. (exhibit numbers indicated below correspond to those used for exhibits originally filed with such annual report on Form 10-K):

       10.159   Ground and building lease, dated May 28, 1997,
        between the Company and David Mandelbaum,
        as                       Trustee, for Williamstown Property
        Trust.
   10.160 Indenture of Trust dated as of June 1, 1997, between Litchfield Hypothecation Corporation and The Chase
        Manhattan Bank.
   10.161 Servicing agreement dated as of June 1, 1997 among the Company, Litchfield Hypothecation Corporation and The Chase Manhattan Bank.
   10.162   Indenture of Trust dated as of August 1, 1997  between
        Litchfield Hypothecation Corporation             1997-B and
        The Chase Manhattan Bank.
   10.163   Servicing agreement dated as of August 1, 1997, among
        the Company, Litchfield Hypothecation Corporation 1997-B
        and The Chase Manhattan Bank.
   10.164 Amendment No. 4 to Receivables Purchase Agreement dated September 29, 1995, dated as of November 27, 1997 among the Company, Litchfield Mortgage Securities Corporation
        1994, Holland Limited Securities, Inc. and ING Barings
        (U.S.) Capital Markets, Inc.
   10.165 Amendment No. 4 to Receivables Loan Agreement dated September 29, 1995, dated as of November 27, 1997 among the Company, Litchfield Mortgage Securities Corporation 1994, Holland Limited Securities, Inc. and ING Barings (U.S.) Capital Markets, Inc.
10. Employment agreement, dated as of January 1, 1998, between the Company and John J. Malloy.
         (xv) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities
        and Exchange Commission (exhibit numbers indicated below correspond to tho7se used for exhibits originally filed with such quarterly report on Form 10-Q):
   10.167  Amendment  No.  4 to Loan  Agreement  dated  September  13,
        1996,     dated    December    16,    1997,     between    the
        Company and Bank of Scotland.

   10.168 Amendment No. 3 to Security Agreement dated September 13, 1996, dated December 16, 1997, between the Company and Bank of Scotland.

10.Loan and Security  Agreement,  dated December 12, 1997, between the
       Company and Berkshire Bank.

10.Promissory  Note,  dated  December  12,  1997,  from the Company to
       Berkshire Bank

10.Loan Modification Agreement to Loan and Security Agreement dated
       December 12, 1997, dated March
        23, 1998 between the Company and Berkshire Bank.

   (xvi) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such quarterly report on Form 10-Q):

   10.172     Indenture  of Trust  dated as of June 1,  1998,  between
      Litchfield       Hypothecation       Corp.       1998-A      and
      The  Chase Manhattan Bank.

   10.173  Servicing  agreement  dated as of June 1,  1998  among  the
       Company, Litchfield Hypothecation Corp. 1998-A and  The   Chase
       Manhattan Bank.

   10.174 Indenture of Trust dated as of June 1, 1998, between Litchfield Hypothecation Corp. 1998-B and The
       Chase Manhattan Bank.

10.Servicing  agreement  dated as of June 1, 1998  among the  Company,
       Litchfield Hypothecation Corp. 1998-B     and     the     Chase
       Manhattan Bank.

10.Amendment No. 5 to Receivable Purchase Agreement dated September
       29, 1995, dated as of  May 27,
       1998 among the Company, Litchfield Mortgage Securities
       Corporation 1994, Holland Limited Securities,
       Inc. and Internationale Nederlanden (U.S.) Capital Markets,
       Inc.

10.Amendment No. 5 to  Receivable  Loan and Security  Agreement  dated
       September 29, 1995, dated as of           May  27,  1998  among
       the Company,  Litchfield Mortgage Securities  Corporation 1994,
       Holland Limited            Securities,         Inc.         and
       Internationale Nederlanden (U.S.) Capital Markets, Inc.

   (xvii) The following exhibits are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998 as filed with the
       Securities and Exchange Commission (exhibit       numbers
       indicated below correspond to those used for exhibits
       originally filed with such quarterly report       on Form
       10-Q):

   10.178 Amendment No. 1 to Indenture of Trust dated September 1, 1998, dated as of June 1, 1998, between
       Litchfield  Hypothecation  Corp. 1998-A and The Chase Manhattan
       Bank.

   10.179 Participation Agreement dated as of September 9, 1998, between the Company and The Brattleboro
       Savings & Loan.

10.Note  Purchase  Agreement  dated as of September 17, 1998 among the
        Company,                Litchfield               Hypothecation
        Corporation and BankBoston.

   10.181 Limited Guarantee dated as of September 17, 1998, between the Company and BankBoston.

   (xviii) The following  exhibits are  incorporated  by reference to the Company's Registration Statement No. 333-
        59173,  as amended,  filed with the  Securities  and Exchange
        Commission (exhibit numbers indicated                 below
        correspond to those exhibits originally filed with such Registration Statement No. 333-59173):

    4.9 Form of Indenture, dated as of July 15, 1998, between the Company and The Bank of New York, Trustee.
4.1Form of 8.25% Note due 2003.
4.1Form of 9.25% Note due 2003.




   B. Exhibits filed with this Report on Form 10-K.

    The following exhibits are filed herewith:

   10.182 Amendment No. 2 to Indenture of Trust dated June 1, 1998, dated as of November 1, 1998, between Litchfield Hypothecation Corp. 1998-A and The Chase Manhattan Bank.

   10.183 Note Purchase Agreement dated as of November 20, 1998 among the Company, Litchfield Hypothecation Corporation, 1998-Aand BankBoston.
   10.184 Note Purchase Agreement dated as of December 29, 1998 among the Company, Litchfield Hypothecation Corporation, 1998-Aand Metrowest Bank.


   11.1         Statement Re:  Computation of Earnings per Share.
   13.1    Annual Report to Stockholders for the Year Ended
   December 31, 1998.
   21.1         List of Subsidiaries.
   23.1         Consent of Independent Auditors.
   27.1         Financial Data Schedule.

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

LITCHFIELD FINANCIAL CORPORATION

/s/ Richard A. Stratton
RICHARD A. STRATTON
Chief Executive Officer, President and Director
March 26, 1999

/s/ Ronald E. Rabidou
RONALD E.  RABIDOU
Chief Financial Officer, Executive Vice President and Treasurer
March 26,  1999

/s/ David M. Pascale
DAVID M. PASCALE
Chief Accounting Officer, Vice President and Controller
March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Costa                                     /s/ Heather Sica
JOHN COSTA                                           HEATHER A. SICA
Executive Vice President and Director     Executive Vice President and Director
March 26, 1999                            March 26, 1999

/s/ Gerald Segel                                   /s/ Richard A. Stratton
GERALD SEGEL                                       RICHARD A. STRATTON
Director                        Chief Executive Officer, President and Director
March 26, 1999                    March 26, 1999

/s/ James Westra
JAMES WESTRA
Director
March 26, 1999






                                                     Exhibit 10.182



      AMENDMENT NO. 2 TO INDENTURE OF TRUST (this "Amendment"), dated as of November 1, 1998, by and between LITCHFIELD HYPOTHECATION CORP. 1998-A, a corporation organized under the laws of the State of Delaware (the "Issuer"), and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (together with its permitted successors in the trusts hereunder, the "Trustee").

                       W I T N E S S E T H:

           WHEREAS, the Issuer and the Trustee are parties to an Indenture of Trust, dated as of June 1, 1998 and amended by Amendment No. 1 thereto dated as of September 1, 1998 (the "Indenture"), providing for the issuance by the Issuer from time to time of its Hypothecation Loan Collateralized Notes in an aggregate outstanding principal amount not to exceed $30,000,000 (collectively, the "Notes");

           WHEREAS, pursuant to the Indenture, the Issuer has pledged and assigned all of the Issuer's right, title and interest in and to the Trust Estate to the Trustee as security for the Notes;

           WHEREAS, on the Closing Date, the Issuer issued Series
A Notes in an initial aggregate principal amount of $10,027,636.73 which Series A Notes were authenticated and delivered by the Trustee to the Purchaser;

           WHEREAS, on the Second Closing Date, the Issuer issued
Series A Notes in an initial aggregate principal amount of $$2,121,981.93, which Series A Notes were authenticated and delivered by the Trustee to the Purchaser;

WHEREAS, the Issuer desires to issue additional Series A Notes in an initial aggregate principal amount of $7,792,239.88 (the "Additional Series A Notes"), to authorize the Trustee to authenticate and deliver $5,000,000 original principal amount of the Additional Series A Notes to the Purchaser and $2,792,239.88 original principal amount of the Additional Series A Notes to Litchfield Financial Corporation ("Litchfield") and to increase the aggregate principal amount of Notes that may be issued pursuant to the Indenture to $55,000,000;


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

           WHEREAS, the Purchaser and Litchfield, as the Holders of 100% of the aggregate outstanding principal amount of the Notes on the date hereof have consented to the execution and delivery of this Amendment by the parties hereto;

           NOW, THEREFORE, in consideration of the premises and mutual agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Issuer and the Trustee agree as follows;

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

      (c) Appendix A as incorporated by reference into the Indenture is hereby amended by the addition of the term
        "Third Closing Date" as follows: "Third Closing Date" shall mean November 20, 1998."

      (d) Clause (iii) of the definition of "List of Loans" in Appendix A as incorporated by reference into the Indenture is hereby amended by the addition of the following at the end thereof: "(or, with respect to Loans contributed to the Trust Estate after the Closing Date, the first day of the month in which such Loans are contributed to the Trust Estate)..

      (e) The definition of "Note Limit" in Appendix A as incorporated by reference into the
                    Indenture is hereby amendedto read as follows:
 "'Note Limit' shall mean $55,000,000."

      (f) Section 2.1 of the Indenture is hereby amended by the addition of the following sentence at the end thereof:
        "The Trustee is hereby authorized on the Third Closing Date to authenticate and deliver (i) to the Purchaser Series A Notes in the initial principal amount of $5,000,000 and (ii) to Litchfield Series A Notes in the initial principal amount of $2,792,239.88.

      (f)  The first recital and Section 2.3 of the Indenture are hereby amended by deleting
        the                               references to
        "$30,000,000" contained therein and replacing the same with "$55,000,000."

      (g) Section 2.4(i) of the Indenture is hereby amended by deleting the reference to "$750,000" contained therein and replacing the same with "$100,000."

      (h) Clause (b) (i) of Section 2.9 of the Indenture is hereby amended to read as follows: "June 29, 1998 in the case of the Series A Notes issued and authenticated on the Closing Date, September 13, 1998 in the case of the Series A Notes issued and authenticated on the Second Closing Date and November 20, 1998 in the case of the Series A Notes issued and authenticated on the Third Closing Date." Clause (b) of Section 2.9 of the Indenture is hereby further amended by the deleting the fifth sentence thereof and substituting in lieu thereof the following: "The LIBOR Rate for each day of a Payment Period shall be the rate so published two Business Days before the first day of such Payment Period."

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

                               THE CHASE MANHATTAN BANK
                               as Trustee


                               By:   /s/ Cynthia Kerpen_____________________
                               Title: Assistant Vice President________________

                               LITCHFIELD HYPOTHECATION CORP.
1998-A


                               By:     /s/ Heather A. Sica____________________
                               Title:  Executive Vice President_______________


                                                     Exhibit 10.183


--------------------------------------------------------------------








              LITCHFIELD HYPOTHECATION CORP. 1998-A,

                 LITCHFIELD FINANCIAL CORPORATION

                                AND

                         BANKBOSTON, N.A.

                      NOTE PURCHASE AGREEMENT

                     Dated: November 20, 1998







--------------------------------------------------------------------

-------------------------------------------------------------------
                          TABLE OF CONTENTS
-------------------------------------------------------------------


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

Notices.........................................................-7-

Miscellaneous...................................................-7-

No Recourse.....................................................-8-


Schedule I  Purchaser's Remittance Instructions

-------------------------------------------------------------------
                                57
-------------------------------------------------------------------
               LITCHFIELD HYPOTHECATION CORP. 1998-A



                       NOTE PURCHASE AGREEMENT




                                    November 20, 1998



           LITCHFIELD HYPOTHECATION CORP., a Delaware corporation, and its successors and assigns (the "Issuer"), and LITCHFIELD
FINANCIAL CORPORATION, a Massachusetts corporation (the
"Seller"), hereby agree with BANKBOSTON, N.A. (the "Purchaser"), as follows:

           1. The Notes. The Issuer has authorized the execution and delivery to The Chase Manhattan Bank, as trustee (the "Trustee"), of an Indenture of Trust, dated as of June 1, 1998, as amended by Amendment No 1. thereto dated as of September 1, 1998 and Amendment No. 2 thereto dated as of November 1, 1998 (collectively, the "Indenture"), providing for the issuance and sale by the Issuer of its Hypothecation Loan Collateralized Notes, in one or more series, secured by the Trust Estate granted to the Trustee by the Issuer pursuant to the Indenture, which includes, among other assets, a pool of certain hypothecation Loans owned by the Issuer and serviced by Litchfield Financial Corporation, a Massachusetts corporation (in such capacity, the "Servicer"). Unless otherwise specifically defined herein, all capitalized terms shall have the meanings ascribed to them in the Indenture.

           2. Purchase and Sale. In reliance upon the representations and warranties contained herein and subject to the terms and conditions set forth herein, the Issuer agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Issuer, $5,000,000 principal amount of Hypothecation Loan Collateralized Notes, Series A (the "Notes") at an aggregate price (the "Purchase Price") equal to the aggregate outstanding principal amount of the Notes on the Closing Date (as hereinafter defined). The Purchase Price shall be allocated among the Seller and the Issuer in proportion to the principal amount of Notes sold by each. The Purchase Price shall be payable to or upon the instructions of the Issuer and the Seller on the Closing Date by wire transfer in immediately available Federal funds.

           3.   The Closing; Delivery of the Notes.     The
closing of the purchase and sale of the Notes pursuant hereto (the "Closing") shall be held on November 20, 1998 (the "Closing Date"). The Closing shall take place by mail or at such place as the parties hereto shall designate. At the Closing, the Issuer and the Seller, respectively, will deliver to the Purchaser, against payment of the Purchase Price therefor, one Series A Note in the denomination of $5,000,000 registered in the Purchaser's name, or in the name of its nominee; provided however, that if the Purchaser requests the Issuer or the Seller in writing not less than one Business Day prior to the Closing Date to deliver to the Purchaser Notes in other denominations (authorized pursuant to the Indenture) that equal in the aggregate the denominations specified above, the Seller and the Issuer shall comply with such request.

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

            (vii) On the Closing Date
      after giving effect to the sale of the Notes to the Purchaser hereunder, the aggregate principal amount of all Hypothecation Loan Collateralized Notes outstanding shall be $23,555,665.90, of which $15,687,080.36 aggregate principal amount shall be Series A Notes owned of record by the Purchaser, $ 2,792,239.88 aggregate principal amount shall be Series A Notes owned of record by the Seller, $1,567,242.97 aggregate principal amount shall be Series B Variable Funding Notes owned of record by the Seller and $3,509,102.69 aggregate principal amount shall be Series C Notes owned of record by the Purchaser.

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

           10. Right of First Refusal. The Issuer and the Originator, respectively, hereby grant to the Purchaser an exclusive right of first refusal to purchase, on equal or better terms as proposed by any prospective third party purchaser, (i) any Series A notes issued by the Issuer on and after the date hereof and (ii) any Series B Variable Funding Notes (or any
Series C Notes issued in conversion thereof) issued to the Originator on and after the date hereof. In the event the Purchaser shall decline to exercise its right of first refusal with respect to any Notes within 10 days after notice of the proposed sale and the terms thereof is given to the Purchaser, the Issuer or the Originator, as the case may be, shall be entitled to sell such Notes to the third party purchaser on the terms disclosed to the Purchaser.


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



                          LITCHFIELD FINANCIAL CORPORATION


                          By:       /s/ Heather A. Sica
                          Name:     HEATHER A. SICA
                          Title:    Executive Vice President



                          BANKBOSTON, N.A.

                          By:      Thomas J. Morris
                          Name:    THOMAS J. MORRIS
                          Title:   Vice President




-------------------------------------------------------------------
                                                     Exhibit 10.183
-------------------------------------------------------------------
                             SCHEDULE I
                                                   Principal Amount
Name, Address and Payment                           Amount of Notes
Provisions of Purchaser                             To Be Purchased

BankBoston, N.A. $5,000,000 Series A


      (a) All payments on account of the Notes shall be made in immediately available funds at the opening of business on the due date by electronic funds transfer, properly identified, to the following account:

            Bank: BankBoston, N.A.
            ABA #:011-000-390
            Account #:26815897
            Attn: Litchfield Hypothecation Corp. 1998-A


































-------------------------------------------------------------------
                                                     Exhibit 10.184
-------------------------------------------------------------------

--------------------------------------------------------------------








              LITCHFIELD HYPOTHECATION CORP. 1998-A,

                 LITCHFIELD FINANCIAL CORPORATION

                                AND

                          METROWEST BANK

                      NOTE PURCHASE AGREEMENT

                     Dated: December 29, 1998







--------------------------------------------------------------------

-------------------------------------------------------------------
                          TABLE OF CONTENTS
-------------------------------------------------------------------


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

Notices.........................................................-7-

Miscellaneous...................................................-7-

No Recourse.....................................................-8-


Schedule I  Purchaser's Remittance Instructions

-------------------------------------------------------------------
               LITCHFIELD HYPOTHECATION CORP. 1998-A
-------------------------------------------------------------------



                       NOTE PURCHASE AGREEMENT




                                    December 29, 1998



           LITCHFIELD HYPOTHECATION CORP. 1998-A, a Delaware corporation, and its successors and assigns (the "Issuer"), and LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation
(the "Seller"), hereby agree with METROWEST BANK (the
"Purchaser"), as follows:

           1. The Notes. The Issuer has authorized the execution and delivery to The Chase Manhattan Bank, as trustee (the "Trustee"), of an Indenture of Trust, dated as of June 1, 1998, as amended (collectively, the "Indenture"), providing for the issuance and sale by the Issuer of its Hypothecation Loan Collateralized Notes, in one or more series, secured by the Trust Estate granted to the Trustee by the Issuer pursuant to the Indenture, which includes, among other assets, a pool of certain hypothecation Loans owned by the Issuer and serviced by Litchfield Financial Corporation, a Massachusetts corporation (in such capacity, the "Servicer"). The Seller is the owner of the Notes (as defined below), which Notes have been issued by the Issuer pursuant to the Indenture. Unless otherwise specifically defined herein, all capitalized terms shall have the meanings ascribed to them in the Indenture.

           2. Purchase and Sale. In reliance upon the representations and warranties contained herein and subject to the terms and conditions set forth herein, the Seller agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Seller, $2,625,786.95 principal amount of Hypothecation Loan Collateralized Notes, Series A and $ 2,374,213.05 principal amount of Hypothecation Loan Collateralized Notes, Series C (the foregoing notes are referred to herein collectively as the "Notes") at an aggregate price (the "Purchase Price") equal to the aggregate outstanding principal amount of the Notes on the Closing Date (as hereinafter defined). The Purchase Price shall be payable to or upon the instructions of the Seller on the Closing Date by wire transfer in immediately available Federal funds.


---------------------------------------------------------------------
           3.   The Closing; Delivery of the Notes.     The closing
of the purchase and sale of the Notes pursuant hereto (the
"Closing") shall be held on December 29, 1998 (the "Closing
Date").  The Closing shall take place by mail or at such place as the parties hereto shall designate.  At the Closing, the Seller will deliver to the Purchaser, against payment of the Purchase
Price therefor, one Series A Note in the original denomination of $ 2,792,239.88, of which $2,625,786.95 shall be outstanding on the Closing Date, and one Series C Note in the denomination of $2,374,213.05 registered in the Purchaser's name, or in the name of its nominee; provided however, that if the Purchaser requests the Seller in writing not less than one Business Day prior to the
Closing Date to deliver to the Purchaser Notes in other
denominations (authorized pursuant to the Indenture) that equal in the aggregate the denominations specified above, the Seller shall comply with such request.
---------------------------------------------------------------------

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

           5. Representations and Warranties. (a) The Issuer represents and warrants to the Purchaser as of the date hereof as follows:


-------------------------------------------------------------------
           (i) Each of the Agreements to which the Issuer is a party has been duly authorized, executed and delivered by the Issuer and, assuming due execution and delivery by the other parties thereto, constitutes a legal, valid and binding agreement of the Issuer enforceable against the Issuer in accordance with its terms, subject to applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law). The Notes have been validly issued and are entitled to the benefits of the Indenture and constitute valid instruments enforceable in accordance with their terms subject to applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).
-------------------------------------------------------------------

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


-------------------------------------------------------------------
           (v)  Based in part on the representations and
      warranties contained in Section 6 hereof, the Issuer is not, and the sale of the Notes in the manner contemplated by this Purchase Agreement will not cause the Issuer to be, subject to registration or regulation as an investment company or affiliate of any investment company under the Investment Company Act of 1940, as amended.
-------------------------------------------------------------------

           (vi) Each Loan included in the Trust Estate securing the Notes has been delivered to the Trustee or its collateral agent, together with an assignment thereof by the Issuer, which immediately prior to such assignment will own full legal and equitable title to each Loan, free and clear of any lien, charge, encumbrance or participation or ownership interest in favor of any other Person. All of the Issuer's right, title and interest in and to the Loans have been validly and effectively transferred to the Indenture Trustee as collateral security for the benefit of the Holders of the Notes.

                     (vii) On the Closing Date after giving effect to the sale of the Notes to the Purchaser hereunder, the aggregate principal amount of all Litchfield Hypothecation Corp. 1998-A, Hypothecation Loan Collateralized Notes outstanding shall be $25,163,962.17, of which $2,625,786.95 aggregate principal amount shall be Series A Notes owned of record by the Purchaser, $14,433,784.65 aggregate principal amount shall be Series A Notes owned of record by BankBoston, N.A., $ 2,535,058.04 aggregate principal amount shall be Series B Variable Funding Notes owned of record by the Seller, $2,374,213.05 aggregate principal amount shall be Series C Notes owned of record by the Purchaser and $3,195,119.48 aggregate principal amount shall be Series C Notes owned of record by BankBoston, N.A.

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


-------------------------------------------------------------------
           (v) Neither the Seller nor any Affiliate of the Seller nor any Person authorized or employed by the Seller will, directly or indirectly, offer or sell any Note or similar security in a manner which would render the sale of the
      Notes pursuant to this Purchase Agreement a violation of
      Section 5 of the 1933 Act, or require registration pursuant thereto. Based in part on the representations and warranties contained in Section 6 hereof, the offering and sale of the Notes by the Seller to Purchaser at closing are exempt from the registration requirements of the 1933 Act and the Indenture is not required to be qualified under the Trust Indenture Act of 1939, as amended.
-------------------------------------------------------------------

      The Issuer and the Seller agree that the representations and warranties set forth in this Section 5 shall be fully assignable to the initial party to whom the Purchaser may sell the Notes.

           6.   The Purchaser's Representations.    The Purchaser
represents to the Issuer as follows:


-------------------------------------------------------------------
           (a) The Purchaser is acquiring the Notes for its own account. The Purchaser understands that the Notes are not being registered under the Securities Act of 1933, as amended (the "1933 Act"), or any State securities or "Blue Sky" law and are being sold to the Purchaser in reliance upon the Purchaser's representations contained herein in a transaction that is exempt from the registration requirements of the 1933 Act and any applicable State law. The Purchaser agrees that the Notes may not be transferred unless subsequently registered under the 1933 Act and any applicable State securities or "Blue Sky" law or unless exemptions from the registration requirements of the 1933
      Act and applicable State laws are available. Subject to the express provisions of this Purchase Agreement and the Indenture, the disposition of the Notes shall at all times be within the control of the owner thereof. Notwithstanding anything to the contrary, express or implied, in this Agreement, the Indenture or otherwise, the Purchaser understands that none of the Trust, the Note Registrar or the Indenture Trustee is obligated to register the Notes under the 1933 Act or any other securities law and that any transfer in violation of the provisions of the Indenture shall be void ab initio. The foregoing shall in no way limit the ability or the right of the Purchaser to sell participation interests in any Notes owned by the Purchaser.
-------------------------------------------------------------------

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


-------------------------------------------------------------------
           (f) The Purchaser agrees to treat, and to take no action inconsistent with the treatment of, the Notes as debt of the Issuer for tax purposes.
-------------------------------------------------------------------

           7. Notices. All notices and other communications hereunder shall be in writing and shall be sent by first class registered or certified mail, return receipt requested, or by facsimile transmission, provided such transmission is confirmed by overnight mail delivered by a nationally recognized overnight delivery service, addressed (a) if to the Purchaser, MetroWest Bank, 15 Park Avenue, Framingham, Massachusetts 01710-9111,
Attention: Irene A. Schmitt, and (b) if to the Issuer or the Seller, c/o Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267, Attention: Executive Vice President, or to such other address as the Issuer or the Seller shall have furnished to the Purchaser in writing. Any notice so given by registered or certified mail shall be deemed to have been given five days after being deposited in a depository of the United States mails. Any notice given by means of a nationally recognized overnight delivery service shall be deemed to have been given upon receipt thereof.

           8. Miscellaneous. (a) This Purchase Agreement shall be construed and enforced in accordance with and governed by the law of the Commonwealth of Massachusetts and is executed as a sealed instrument.

           (b) Any action or proceeding relating in any way to this Purchase Agreement may be brought and enforced in the courts of the Commonwealth of Massachusetts or of the United States for the Eastern District of Massachusetts and each of the Issuer, the Seller and the Purchaser irrevocably submits to the jurisdiction of each such court (and any appellate court from any thereof) in respect of any such action or proceeding.

           Each of the Issuer, the Seller and the Purchaser irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of venue of any such action or proceeding in any state court of the Commonwealth of Massachusetts or the United States District Court for the Eastern District of Massachusetts, and any claim that any such action or proceeding brought in any such court has been brought in an inconvenient forum.

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

-------------------------------------------------------------------

-------------------------------------------------------------------
           (f) This Purchase Agreement may be amended, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such amendment, waiver, discharge or termination is sought.

           (g)  This Purchase Agreement may be executed
simultaneously in several counterparts, or by different parties in separate counterparts, each of which counterparts shall be an original, but all of which shall constitute one instrument.

           9.   No Recourse.   It is expressly understood and
agreed by the parties hereto that (a) the representations, undertakings and agreements herein made on the part of the Issuer are made and intended not as personal representations, undertakings and agreements by the Seller but are made and intended for the purpose of binding only the Issuer, (b) nothing herein contained shall be construed as creating any liability on the Seller to perform any covenant either expressed or implied contained herein, all such liability, if any, being expressly waived by the parties hereto, and (c) under no circumstances shall the Seller be personally liable for the payment of any indebtedness or expenses of the Issuer or be liable for the breach or failure of any obligation, representation, warranty or covenant made or undertaken by the Issuer under this Agreement; it being understood that the foregoing shall in no way limit the obligations of the Seller under the Guarantee or the Purchase and Sale Agreement or with respect to its representations and warranties under this agreement.


-------------------------------------------------------------------
           IN WITNESS WHEREOF, the parties hereto have caused this Purchase Agreement to be duly executed on the date first written above.
-------------------------------------------------------------------

                          LITCHFIELD HYPOTHECATION CORP. 1998-A

                          By:     /s/ Heather A. Sica
                          Name:   HEATHER A. SICA
                          Title:  Executive Vice President



                          LITCHFIELD FINANCIAL CORPORATION


                          By:     /s/ Heather A. Sica
                          Name:   HEATHER A. SICA
                          Title:  Executive Vice President



                          METROWEST BANK

                          By:     /s/ Irene A. Schmitt
                          Name:   IRENE A SCHMITT
                          Title:  President




-------------------------------------------------------------------
                                                     Exhibit 10.182
-------------------------------------------------------------------
                                                     Exhibit 10.184
                                93
                             SCHEDULE I
                                                   Principal Amount
Name, Address and Payment                           Amount of Notes
Provisions of Purchaser                            To Be Purchased

MetroWest Bank $2,625,786.95 Series A

$2,374,213.05 Series C
      (a) All payments on account of the Notes shall be made in immediately available funds at the opening of business on the due date by electronic funds transfer, properly identified, to the following account:

            Bank: MetroWest Bank
            ABA #:
            Account #:
            Attn:




--------------------------------------------------------------------------
                                                              Exhibit 13.1
--------------------------------------------------------------------------


                                                              Exhibit 11.1
                     Litchfield Financial Corporation
                    Computation of Earnings Per Share

                                               Year Ended December 31,
                                            1998        1997        1996
Basic:
     Weighted average number of
       common shares outstanding.......  6,273,638   5,572,465   5,441,636

     Income before extraordinary
       item ........................... $8,832,000  $6,603,000  $5,273,000
     Extraordinary item (net of
       tax benefit of $48,000 and
       $138,000 for 1998 and 1997,
       respectively)......                 (77,000)   (220,000)      ---


     Net income..................       $8,755,000  $6,383,000  $5,273,000

     Income before extraordinary
       item per common share.........   $     1.41  $     1.19  $      .97
     Extraordinary item (net of
       tax benefit of $48,000 and
       $138,000 for 1998 and
       1997, respectively)......              (.01)       (.04)        ---


     Net income per common share.       $     1.40        1.15         .97

Diluted:
     Weighted average number of
       common shares outstanding.......  6,273,638   5,572,465   5,441,636
     Weighted average number of
       common stock equivalents
       outstanding:
       Stock options............           330,729     336,967     240,516

     Weighted average common and
       common equivalent shares
       outstanding..............         6,604,367   5,909,432   5,682,152


     Income before extraordinary        $8,832,000  $6,603,000  $5,273,000
       item
     Extraordinary item (net of
       tax benefit of $48,000 and
       $138,000 for 1998 and
       1997, respectively)......           (77,000)   (220,000)

     Net income..................       $8,755,000  $6,383,000  $5,273,000


     Income before extraordinary
       item per common share.........  $     1.34   $    1.12   $      .93
     Extraordinary item (net of
       tax benefit of $48,000 and
       $138,000 for 1998 and
       1997, respectively)......             (.01)       (.04)         ---
     Net income per common share.      $     1.33        1.08          .93




                             (ANNUAL REPORT)


                            1998 ANNUAL REPORT



                             10 Year Anniversary
                           [graph showing eps]
                Income Per Share Before Extraordinary Item

--------------------------------------------------------------------------
   LITCHFIELD FINANCIAL CORPORATION is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets.
--------------------------------------------------------------------------

   Through the support of its investors and dedication of its employees, Litchfield has been able to provide quality service, maintain consistent growth and be among the top performers in the financial services industry. Litchfield's common stock trades on The Nasdaq Stock Market's National Market under the symbol "LTCH" and is listed in some newspapers as "LITCHFNL".




                              Revenue Growth

                                 (000's)


                      [Graph showing Revenue Growth]



Dear Fellow Stockholders:

   It is a great privilege to write this letter reviewing our 1998 results on this, the tenth anniversary of our founding and our tenth consecutive year of at least 20% earnings growth. Before starting to write this letter, I outlined key events of 1998, wrote down the fundamentals on which we base our business and reread our last several annual reports. In doing so, I was struck by the magnitude of our achievements, the strength of our fundamentals and the extraordinary consistency of our growth.


   At the risk of repeating myself, 1998 was a record year for the Company. Our income and earnings per share, before extraordinary item, were up 34% and 20%, respectively. Our revenues were up 31%, while the percentage of our revenues derived from gain on sale of loans declined for the fourth straight year. Our overhead expenses as a percent of the serviced portfolio decreased to less than 2% of the portfolio for the first time. And while we managed dramatic growth in loan originations and the serviced portfolio, we decreased our delinquencies and charge-off rates as well. As we did in 1995, in 1998 we doubled our originations over the previous year. The corresponding growth in our loan portfolio, and the resulting increase in interest income, allowed us to offset the dilutive effect on earnings per share of our mid-year equity offering while we increased our cash revenues. The equity offering also added to the strength of our balance sheet and laid the groundwork for future growth.


   These results reflect the strength of our team and our business model. We recruit, train, and retain outstanding people with intelligence, integrity and strong work ethics. It is gratifying to work with the talented people who make
this   company   successful.   A   substantial   part  of  the
employee's  net  worth  resides  in  the  Company's  continued
success.   Important   elements   in  that   success  are  our
obsession with our business plan and our focus on consistent growth. We continue to concentrate on under-served niche markets like our land and timeshare businesses. We also apply our successful formula to new businesses such as our financial services business which experienced extraordinary growth in 1998.
---------------------------------------------------------------
  In the same way, we look to expand into other niche markets with similar characteristics to propel our future growth. And, as always, we continue to tightly control the growth in our expenses.
---------------------------------------------------------------

    We believe our Company is unique in the financial services business. Because we are frequently measured against many of the other public companies in the financial sector, it may be helpful to point out how we are different. First is our ten-year track record of consistent growth and profitability which demonstrates the strength of our management team and our focus on the fundamentals of our business. Second is our committed loan sale facilities at fixed spreads over commercial paper rates. These facilities enable us to continue to sell loans at a time when many finance companies face widening spreads and a lack of liquidity in the asset-backed lending market. Third is the cash positive nature of our loan sales. We generally buy our loans at a discount and derive proceeds not only from the sale of the loans, but also from pledging our retained interests in the loan sales. Fourth is our lower origination cost compared to many retail finance companies. We don't have to pay competitive premiums to brokers to channel loans to us. In fact, in many cases we are the exclusive source of financing to our dealer and developer network. Fifth, because we focus on under-served market niches, we can be selective in our underwriting. We lend money to customers who are good credit risks and, in most cases, these loans are supported by dealer reserves, guarantees or with conservative loan to value ratios and advance rates. Finally, we believe we are under- leveraged compared with our peers, so we have room to further increase our debt and improve our return on equity. We feel that all of these factors contribute to our achievements.

    I would like to thank all of our shareholders as well as our employees, bondholders, lenders, customers and other partners for their continued support. We appreciate your enthusiasm for our business and we look forward to another rewarding year in 1999.






                          RANDY STRATTON
                          Chief Executive Officer and President
January 30, 1999











             SELECTED CONSOLIDATED FINANCIAL INFORMATION
            (Dollars in thousands, except per share data)



                                                Year Ended December 31,
Statement of Income Data (1):    1998        1997         1996       1995       1994
Revenues:
  Interest and fees on
loans.......................   $25,736     $19,374      $14,789   $ 11,392     $5,669
  Gain on sale of loans.....    10,691       8,564        7,331      5,161      4,847
  Servicing and other
income......................     2,379       1,753        1,576        908        459
    Total revenues..........    38,806      29,691       23,696     17,461     10,975
Expenses:
  Interest expense..........    14,265      10,675        7,197      6,138      3,158
  Salaries and employee
benefits....................     4,806       3,399        2,824      2,798      1,776
  Other operating
expenses....................     3,834       3,480        3,147      2,120      1,164
  Provision for loan
losses......................     1,532       1,400        1,954        890        559
    Total expenses..........    24,437      18,954       15,122     11,946      6,657
Income before income
taxes and
  extraordinary item........    14,369      10,737        8,574      5,515      4,318
Provision for income
taxes.......................     5,537       4,134        3,301      2,066      1,619
Income before
extraordinary item..........     8,832       6,603        5,273      3,449      2,699
Extraordinary item (2)......       (77)       (220)         ---        ---       (126)
    Net income..............    $8,755      $6,383       $5,273     $3,449     $2,573
Basic per common share
amounts:
 Income before
  extraordinary item........   $  1.41     $  1.19       $  .97    $   .80    $   .66
  Extraordinary item........      (.01)       (.04)          --         --       (.03)
  Net income per share......   $  1.40     $  1.15       $  .97    $   .80    $   .63
Basic weighted average
  number of shares
  outstanding.....             6,273,638   5,572,465    5,441,636   4,315,469  4,116,684
Diluted per common share
amounts:
  Income before
  extraordinary item........   $  1.34     $  1.12       $  .93    $   .76    $   .63
  Extraordinary item........      (.01)       (.04)          --         --       (.03)
  Net income per share......   $  1.33     $  1.08       $  .93    $   .76    $   .60
Diluted weighted average
number
  of shares outstanding.....   6,604,367   5,909,432    5,682,152   4,524,607  4,282,884
Cash dividends declared
 per common share...........   $   .07      $   .06      $  .05    $   .04    $   .03

Other Statement of
Income Data:
Income before
 extraordinary item as
  a percentage of
 revenues...................      22.8%       22.3%        22.3%      19.8%      24.6%
Ratio of EBITDA to
 interest  expense (3)......      2.13        2.17         2.90       2.44       3.31
Ratio of earnings to
fixed charges (4)...........      2.01        2.01         2.19       1.90       2.37
Return on average assets
(5).........................       3.7%        3.8%         4.0%       3.7%       4.6%
Return on average equity
(5).........................      13.2%       14.1%        13.3%      16.6%      17.2%

(1) Certain amounts in the 1994 through 1996 financial information have been restated to conform to the 1997 and 1998 presentation.
(2) Reflects loss on early extinguishment of a portion of the 1992 Notes (as defined herein), net of applicable tax benefit of $76,000, for 1994, of the remainder of the 1992 Notes, net of applicable tax benefit of $138,000, for 1997, and of the term note payable, net of applicable tax benefit of $48,000, for 1998.
(3)  The  ratio  of  EBITDA  to  interest  expense  is  required  to  be calculated for the twelve month period immediately preceding each calculation date, pursuant to the terms of the indentures to which the Company is subject. EBITDA is defined as earnings before deduction of taxes, depreciation, amortization, and interest expense (but after deduction for any extraordinary item).
(4) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items and fixed charges. Fixed charges consist of interest charges and the amortization of debt expense.
(5)   Calculations are based on income before extraordinary item.

      SELECTED CONSOLIDATED FINANCIAL INFORMATION - (Continued)
            (Dollars in thousands, except per share data)

                                          December 31,
Balance Sheet Data (6):     1998       1997       1996       1995       1994
Total assets............ $293,882   $186,790   $152,689   $112,459    $63,487
Loans held for sale
(7).....................   19,750     16,366     12,260     14,380    11,094
Other loans (7).........  191,292     86,307     79,996     33,613    15,790
Retained interests in
loan sales (7)..........   28,883     30,299     28,912     22,594    11,996
Secured debt............   50,521      5,387     43,727      9,836     5,823
Unsecured debt..........  134,588    105,347     46,995     47,401    29,896
Stockholders' equity....   82,094     52,071     42,448     37,396    16,610


                                               Year Ended December 31,

Other Financial Data:       1998      1997       1996        1995       1994
Loans purchased and
originated (8)............ $375,292  $184,660   $133,750   $121,046   $ 59,798
Loans sold (8)............  144,762    98,747     54,936     65,115     40,116
Loans participated (8)....    3,569     6,936        ---        ---        ---
Serviced Portfolio (9)....  466,912   304,102    242,445    176,650    105,013
Loans serviced for
others....................  238,132   179,790    129,619    111,117     72,731
Dealer/developer
reserves..................    9,979    10,655     10,628      9,644      6,575
Allowance for loan
losses (10)...............    6,707     5,877      4,528      3,715      1,264
Allowance ratio (11)......     1.44%     1.93%      1.87%      2.10%      1.20%
Delinquency ratio (12)....     0.95%     1.20%      1.34%      1.73%       .93%
Net charge-off ratio
(8)(13)...................      .58%      .74%       .94%       .67%       .38%
Non-performing asset
ratio (14)................     0.84%     1.03%      1.57%      1.35%      1.02%

(6) In 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Consequently, certain amounts included in the 1994 through 1996 financial statements have been reclassified to conform with the 1997 and 1998 presentation:
"Subordinated pass through certificates held to maturity," "Excess servicing asset" and "Allowance for loans sold" have been reclassified as "Retained interests in loan sales." In addition, "Loans held for investment" have been reclassified as "Other loans."
(7) Amount indicated is net of allowance for losses and recourse obligation on retained interests in loan sales.
(8)   During the relevant period.
(9) The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company.
(10) The allowance for loan losses includes estimated recourse obligations for loans sold.
(11) The allowance ratio is the allowances for loan losses divided by the amount of the Serviced Portfolio.
(12) The delinquency ratio is the amount of delinquent loans divided by the amount of the Serviced Portfolio. Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.
(13) The net charge-off ratio is determined by dividing the amount of net charge-offs for the period by the average Serviced Portfolio for the period.
(14) The non-performing asset ratio is determined by dividing the sum of the amount of those loans which are 91 days or more past due and other real estate owned by the amount of the Serviced Portfolio.



--------------------------------------------------------------------------

--------------------------------------------------------------------------
                                    95
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview



   Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets.

   The Company purchases consumer loans (the "Purchased Loans") consisting primarily of loans to purchasers of rural and vacation properties ("Land Loans") and vacation ownership interests popularly known as timeshare interests ("VOI Loans"). The Company also provides financing to rural land dealers, timeshare resort developers and other finance companies secured by receivables ("Hypothecation Loans") and to dealers and developers for the acquisition and development of rural land and timeshare resorts ("A&D Loans"). In addition, the Company purchases other loans, such as consumer home equity loans, mortgages and construction loans and tax lien certificates, and provides financing to other businesses secured by receivables or other assets ("Other Loans").

   Land  Loans  are  typically   secured  by  one  to  twenty  acre  rural
parcels. Land Loans are secured by property located in 36 states, predominantly in the southern United States. VOI Loans typically finance the purchase of ownership interests in fully furnished vacation properties. VOI Loans are secured by property located in 18 states, predominantly in California, Florida and Pennsylvania. The Company requires most dealers or developers from whom it buys loans to guarantee repayment or replacement of any loan in default. Ordinarily, the Company retains a percentage of the purchase price as a reserve until the loan is repaid.

   The  Company  extends  Hypothecation  Loans  to  land  dealers,  resort developers and other finance companies secured by receivables. Hypothecation Loans typically have advance rates of 75% to 90% of the current balance of the pledged receivables and variable interest rates based on the prime rate plus 2.0% to 4.0%.

   The  Company   also  makes  A&D  Loans  to  land   dealers  and  resort
developers for the acquisition and development of rural land and timeshare resorts in order to finance additional receivables generated by the A&D Loans. At the time the Company makes A&D Loans, it typically receives an exclusive right to purchase or finance the related consumer receivables generated by the sale of the subdivided land or timeshare interests. A&D Loans typically have loan to value ratios of 60% to 80% and variable interest rates based on the prime rate plus 2.0% to 4.0%.

   The principal sources of the Company's revenues are (i) interest and fees on loans, (ii) gains on sales of loans and (iii) servicing and other income. Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.







Results of Operations

   The  following   table  sets  forth  the  percentage   relationship  to
revenues, unless otherwise indicated, of certain items included in the Company's statements of income.

                                               Year ended December 31,
                                             1998       1997       1996
   Revenues
       Interest and fees on loans........    66.3%      65.3%      62.4%
       Gain on sale of loans.............    27.6       28.8       30.9
       Servicing and other income........     6.1        5.9        6.7
                                            100.0      100.0      100.0
   Expenses
       Interest expense..................    36.8       36.0       30.4
       Salaries and employee benefits....    12.4       11.4       11.9
       Other operating expenses..........     9.9       11.7       13.3
       Provision for loan losses.........     3.9        4.7        8.2
                                             63.0       63.8       63.8

   Income before income taxes and            37.0       36.2       36.2
   extraordinary item....................
   Provision for income taxes............    14.2       13.9       13.9
   Income before extraordinary item......    22.8       22.3       22.3
   Extraordinary item, net...............    (0.2)      (0.8)        --
   Net income............................    22.6%      21.5%      22.3%


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Revenues increased 30.7% to $38,806,000 for the year ended December 31, 1998, from $29,691,000 for the year ended December 31, 1997. Net income for the year ended December 31, 1998 increased 37.2% to $8,755,000 compared to $6,383,000 in 1997. Net income as a percentage of revenues was 22.6% for the year ended December 31, 1998 compared to 21.5% for the year ended December 31, 1997. Loan purchases and originations grew 103.2% to $375,292,000 in 1998 from $184,660,000 in
1997. The Serviced Portfolio increased 53.5% to $466,912,000 at December 31, 1998 from $304,102,000 at December 31, 1997.

   Interest and fees on loans increased 32.8% to $25,736,000 in 1998 from $19,374,000 in 1997, primarily as the result of the higher average balance of other loans during the 1998 period. The average rate earned on the Serviced Portfolio decreased to 11.7% at December 31, 1998 from 12.2% at December 31, 1997, primarily due to the effect of the growth in Hypothecation Loans as a percentage of the portfolio and a decline in interest rates. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but servicing costs and loan losses are generally less as well.

   Gain on the sale of loans increased 24.8% to $10,691,000 in 1998 from $8,564,000 in 1997. The volume of loans sold increased 46.6% to $144,762,000 for the year ended December 31, 1998 from $98,747,000 for the same period in 1997. Gain on sale of loans increased less than the volume of loans sold for the year ended December 31, 1998 primarily due to the increase in Hypothecation Loans sold. The yield on the sale of Hypothecation Loans is significantly less than the typical yield on sales of consumer receivables primarily due to shorter average maturities and the nature of the underlying collateral.
   Servicing and other income increased 35.7% to $2,379,000 for the year ended December 31, 1998, from $1,753,000 for the year ended December 31, 1997 largely due to the increase in the other fee income including certain processing fees, prepayment penalties and income from an affiliate. Loans serviced for others increased 32.5% to $238,132,000 as of December 31, 1998 from $179,790,000 at December 31, 1997.

   Interest expense increased 33.6% to $14,265,000 in 1998 from $10,675,000 in 1997. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by lower rates. During the year ended December 31, 1998, the weighted average borrowings were $150,483,000 at an average rate of 8.7% compared to $107,900,000 at an average rate of 9.1% during the year ended December 31, 1997. Interest expense includes the amortization of deferred debt issuance costs.

   Salaries and employee benefits increased 41.4% to $4,806,000 for the year ended December 31, 1998 from $3,399,000 for the year ended December 31, 1997 because of an increase in the number of employees in 1998 and, to a lesser extent, an increase in salaries. Personnel costs as a percentage of revenues increased slightly to 12.4% in 1998 compared to 11.4% in 1997. However, as a percentage of the Serviced Portfolio, personnel costs decreased to 1.0% for the year ended December 31, 1998 from 1.1% for the year ended December 31, 1997. The increase in salaries and employee benefits was due in part to bringing customer service and collections in-house during 1998. This resulted in a decrease in third party servicing expenses included in other operating expenses. Total salaries and employee benefits plus other operating expenses as a percentage of revenues decreased in 1998 to 22.3% from 23.2% in 1997.

   Other operating expenses increased 10.2% to $3,834,000 for the year ended December 31, 1998 from $3,480,000 for the year ended December 31, 1997. Other operating expenses increased due to the growth in the Serviced Portfolio that was only partially offset by the decrease in third party servicing expenses related to bringing customer service and collections in-house. As a percentage of revenues, other operating expenses decreased to 9.9% in 1998 from 11.7% in 1997. As a percentage of the Serviced Portfolio, other operating expenses decreased to 0.8% for the year ended December 31, 1998 compared to 1.1% for the year ended December 31, 1997.

   During the year ended December 31, 1998, the provision for loan losses increased 9.4% to $1,532,000 from $1,400,000 for the year ended December 31, 1997 primarily due to the growth of the Serviced Portfolio.


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




Liquidity and Capital Resources

   The Company's business requires continued access to short and long-term sources of debt financing and equity capital. The Company's principal cash requirements arise from loan originations, repayment of debt on maturity and payments of operating and interest expenses. The Company's primary sources of liquidity are loan sales, short-term borrowings under secured lines of credit and long-term debt and equity offerings.

   Since its inception, the Company has sold $492,960,000 of loans at face value ($348,198,000 through December 31, 1997). The principal amount remaining on the loans sold was $238,132,000 at December 31, 1998 and $179,790,000 at December 31, 1997. In connection with certain loan sales, the Company commits to repurchase from investors any loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $12,750,000 of loans at December 31, 1998 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $491,000, $740,000 and $991,000 of such loans under the recourse provisions of loan sales 1998, 1997 and 1996, respectively. As of December 31, 1998, $25,685,000 of the Company's cash was restricted as credit enhancement for certain securitization programs. To date, the Company has participated $10,505,000 of A&D and Other Loans without recourse to the Company ($6,936,000 through December 31, 1997).

   The Company funds its loan purchases in part with borrowings under various lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. These lines of credit totaled $116,000,000 at December 31, 1998 and December 31, 1997. Outstanding borrowings on these lines of credit were $49,021,000 at December 31, 1998. Interest rates on these lines of credit range from the Eurodollar or LIBOR rate plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

   The Company also finances its loan purchases with two revolving line of credit and sale facilities as part of asset backed commercial paper facilities with multi-seller commercial paper issuers. Such facilities totaled $175,000,000 at December 31, 1998 and $150,000,000 at December
31, 1997. As of December 31, 1998 and December 31, 1997, the outstanding balances of loans sold or pledged under these facilities were $148,164,000 and $121,142,000, respectively. There were no outstanding borrowings under these lines of credit at December 31, 1998. Outstanding borrowings under these lines of credit were $169,000 at December 31, 1997. Interest is payable on these lines of credit based on certain commercial paper rates.

   In June 1998, the Company issued 1,000,000 shares of common stock at $19 per share. The net proceeds of the offering were $17,717,000 and were used to pay down certain lines of credit. In connection with the underwriters' option to purchase additional shares to cover over-allotments, the Company issued an additional 166,500 shares in July 1998. Net proceeds of these shares totaled $2,990,000 and were also used to pay down certain lines of credit.

   The Company also  finances its  liquidity  needs with  long-term  debt.
Long-term   debt   totaled   $134,588,000   at   December   31,  1998  and
$105,347,000 at December 31, 1997.

   In September of 1998, the Company redeemed a term note of $3,265,000 resulting in an extraordinary loss of $77,000, net of applicable tax benefit of $48,000. The note was collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $5,210,000 at December 31, 1997.

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

   In June, 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, which at December 31, 1998 was $3,670,000, when commercial paper rates exceed 8%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. This agreement expires in July 2003.

   Historically, the Company has not required major capital expenditures to support its operations.


Credit Quality and Allowances for Loan Losses

--------------------------------------------------------------------------

--------------------------------------------------------------------------
   The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and estimated future losses on such assets. Past-due loans (loans 31 days or more past due which are not covered by dealer/developer reserves and guarantees) as a percentage of the Serviced Portfolio as of December 31, 1998, decreased to 0.95% from 1.20% at December 31, 1997. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be
--------------------------------------------------------------------------
expected to absorb loan losses. When the Company does not receive guarantees on loan portfolios purchased, it adjusts its purchase price to reflect anticipated losses and its required yield. This purchase adjustment is recorded as an increase in the allowance for loan losses and is used only for the respective portfolio. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $6,707,000 at December 31, 1998 compared to $5,877,000 at December 31, 1997. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at December 31, 1998 decreased to 1.44% from 1.93% at December 31, 1997 primarily as a result of the increase in Hypothecation Loans as a percentage of the Serviced Portfolio.
--------------------------------------------------------------------------

--------------------------------------------------------------------------

--------------------------------------------------------------------------
   As part of the Company's financing of Purchased Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Purchased Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $9,979,000
and   $10,655,000   at  December   31,  1998  and   December   31,   1997,
respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


Year 2000 Compliance

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with "Year 2000" requirements.

   State of Readiness. The year 2000 readiness process consists of the following phases: (i) identification of all IT Systems and non-IT
Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures. The Company has evaluated the year 2000 readiness of the information technology systems used in its operations ("IT Systems") and its non-IT Systems, such as building security, voice mail and other systems.
Non-compliant IT Systems and non-IT Systems are expected to be remediated by the end of the second quarter of 1999.

   The Company's current financial and accounting software was installed in October 1998, and the supplier has informed the Company that such software is year 2000 compliant. The Company uses a third party servicer to perform certain functions, such as receipt and posting of loan payments and other loan related activity. The third party servicer has represented to the Company that its systems are year 2000 compliant. In addition, the Company relies upon various vendors, governmental agencies, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of its control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

   During 1998, the Company circulated a questionnaire to vendors and customers with whom the Company has material relationships to obtain information about year 2000 compliance. The Company is still receiving and evaluating this information to identify any significant risks. We plan to require all our business partners to address any significant risks by July 1, 1999. We plan to replace any material non-compliant business partners by October 1, 1999.

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


Market for Common Stock

   The Company's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "LTCH." The following table sets forth, for the periods indicated, the high and low stock prices of the Company's Common Stock. All share prices have been adjusted for a 5% stock dividend in 1996.

                                    High       Low      Dividends
           1998
           4th Quarter..........   19 5/8     9 1/4       $.07
           3rd Quarter..........   22 3/4     15            --
           2nd Quarter..........   24         18 1/4        --
           1st Quarter..........   24         17 1/2        --

           1997
           4th Quarter..........   21 1/2     16 1/2      $.06
           3rd Quarter..........   21 3/4     16 3/8        --
           2nd Quarter..........   17         13 7/8        --
           1st Quarter..........   16 3/4     14            --

           1996
           4th Quarter..........   15         12 1/2      $.05
           3rd Quarter..........   15         11 1/2        --
           2nd Quarter..........   14 1/4     12 7/8        --
           1st Quarter..........   13 5/8     11            --

Inflation

   Inflation has not had a significant effect on the Company's operating results to date.


Exposure to Market Risk

   The Company performs an interest rate sensitivity analysis to identify the potential interest rate exposures. Specific interest rate risks analyzed include asset/liability mismatches, basis risk, risk caused by floors and caps, duration mismatches and re-pricing lag in response to changes in a base index.

   A simulated earnings model is used to identify the impact of specific interest rate movements on earnings per share for the next 12 months. The model incorporates management's expectations about future origination levels, origination mix, amortization rates, prepayment speeds, timing of loan sales, timing of capital issues, extensions and/or increases in lines of credit, pricing of originations and cost of debt and lines of credit.

   The Company's objective in managing the interest rate exposures is to maintain, at a reasonable level, the impact on earnings per share of an immediate and sustained change of 100 basis points in interest rates in either direction. The Company periodically reviews the interest rate risk and various options such as capital structuring, product pricing, hedging and spread analysis to manage the interest rate risk at reasonable levels.

   As of December 31, 1998, the Company had the following estimated sensitivity profile:

         Interest  rate  changes  (in basis points)     100      (100)
         Impact on earnings per share                 ($0.02)    $0.06
         Impact  on  interest   income  and
         pre-tax earnings                            ($136,000)  $425,000


Forward-looking Statements

   Except for the historical information contained or incorporated by reference in this annual report, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth under "Risk Factors", as listed in the 1998 Form 10-K, as well as the following: general economic and business conditions; industry trends;
changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. Special attention should be paid to such forward-looking statements including, but not limited to, statements relating to (i) the Company's ability to execute its growth strategies and to realize its growth objectives and (ii) the Company's ability to obtain sufficient resources to finance its working capital needs and provide for its known obligations.



                     LITCHFIELD FINANCIAL CORPORATION
                       Consolidated Balance Sheets
            (In thousands, except share and per share amounts)


                                                  December 31,
                                                  1998            1997


                     ASSETS
Cash and cash equivalents......................   $ 10,537    $  19,295
Restricted cash................................     27,898       23,496
Loans held for sale, net of allowance for loan
losses of
   $549 in 1998 and $1,388 in 1997.............     19,750       16,366
Other loans, net of allowance for loan losses of
   $2,477 in 1998 and $2,044 in 1997...........    191,292       86,307
Retained interests in loan sales, net of
estimated recourse obligations
   $3,681 in 1998 and $2,445 in 1997...........     28,883       30,299
Other..........................................     15,522       11,027
      Total assets.............................   $293,882     $186,790


      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit.............................   $ 49,021      $   177
   Term note payable and mortgage payable......      1,500        5,210
   Accounts payable and accrued liabilities....      8,312        6,479
   Dealer/developer reserves...................      9,979       10,655
   Deferred income taxes.......................      8,388        6,851
   Long-term notes.............................    134,588      105,347
                                                   211,788      134,719

Stockholders' equity
   Preferred stock, $.01 par value; authorized
1,000,000 shares, none issued and outstanding..        ---          ---
Common stock, $.01 par value; authorized
  12,000,000 shares, 6,886,329 shares issued and
  outstanding in 1998 and 5,656,609 shares issued
  and outstanding in 1997 .....................         69           56
Additional paid in capital.....................     58,040       36,681
Accumulated other comprehensive income.........      1,250        1,071
Retained earnings .............................     22,735       14,263
   Total stockholders' equity..................     82,094       52,071
   Total liabilities and stockholders' equity..   $293,882     $186,790









         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------

--------------------------------------------------------------------------

                     LITCHFIELD FINANCIAL CORPORATION
                    Consolidated Statements of Income
            (In thousands, except share and per share amounts)

                                                     Year Ended December 31,
                                                  1998       1997        1996
Revenues:
   Interest and fees on loans............       $25,736    $19,374     $14,789
   Gain on sale of loans.................        10,691      8,564       7,331
   Servicing and other income............         2,379      1,753       1,576
                                                 38,806     29,691      23,696

Expenses:
   Interest Expense......................        14,265     10,675       7,197
   Salaries and employee benefits........         4,806      3,399       2,824
   Other operating expenses..............         3,834      3,480       3,147
   Provision for loan losses.............         1,532      1,400       1,954
                                                 24,437     18,954      15,122

Income before income taxes and
   extraordinary item....................        14,369     10,737       8,574
Provision for income taxes...............         5,537      4,134       3,301
Income before extraordinary item.........         8,832      6,603       5,273
Extraordinary item (net of tax benefit
   of $48 and $138 for 1998 and 1997,
   respectively).........................           (77)      (220)        ---
Net Income...............................      $  8,755    $ 6,383     $ 5,273


Basic per common share amounts:
   Income before extraordinary item......      $   1.41    $  1.19     $   .97
   Extraordinary item....................          (.01)      (.04)         --
   Net income............................      $   1.40    $  1.15     $   .97

Basic weighted average number of shares..     6,273,638  5,572,465   5,441,636

Diluted per common share amounts:
   Income before extraordinary item......      $   1.34     $ 1.12     $   .93
   Extraordinary item....................          (.01)      (.04)         --
   Net income............................      $   1.33     $ 1.08     $   .93

Diluted weighted average number of shares     6,604,367  5,909,432   5,682,152



       See accompanying notes to consolidated financial statements.





                                   LITCHFIELD FINANCIAL CORPORATION
                            Consolidated Statement of Stockholders' Equity
                          (In thousands, except share and per share amounts)



                                                 Accumulated
                                      Additional    Other
                              Common   Paid In  Comprehensive   Retained   Treasury
                               Stock   Capital      Income      Earnings     Stock     Total

Balance, December 31, 1995....  $52   $31,873      $  --         $6,065     $(594)    $37,396
  Issuance of 259,124 shares in
    connection with 5% stock
    dividend..................    3     3,301         --         (3,304)       --          --
  Issuance of 10,560 shares
    (including reissuance of
    10  shares  held  in
    treasury).................   --        52         --             --        --          52
  Retirement of 48,990 shares
    held in treasury..........   (1)     (593)        --             --       594          --
  Dividends ($.05 per share)..   --        --         --           (273)       --        (273)
  Net income..................   --        --         --          5,273        --        5,273
Balance, December 31, 1996....   54    34,633         --          7,761        --       42,448
  Issuance of 212,210 shares..    2     2,048         --             --        --        2,050
  Other comprehensive income..   --        --      1,071             --        --        1,071
  Tax benefit from stock
    options exercised.........   --        --         --            458        --          458
  Dividends ($.06 per share)..   --        --         --           (339)       --         (339)
  Net income..................   --        --         --          6,383        --        6,383
Balance, December 31, 1997....   56    36,681      1,071         14,263        --       52,071
  Issuance of 1,229,720 shares   13    21,359         --             --        --       21,372
  Other comprehensive income..   --        --        179             --        --          179
  Tax benefit from stock
    options exercised.........   --        --         --            196        --          196
  Dividends ($.07 per share)..   --        --         --           (479)       --         (479)
  Net income..................   --        --         --          8,755        --        8,755
Balance, December 31, 1998....  $69   $58,040     $1,250        $22,735      $ --      $82,094




          See accompanying notes to consolidated financial statements.





                     LITCHFIELD FINANCIAL CORPORATION
             Consolidated Statements of Comprehensive Income
                              (In thousands)



                                                     Year ended December 31,
                                                   1998      1997        1996

 Net income................................      $8,755     $6,383      $5,273
Other comprehensive income, net of tax:
Unrealized gains on retained interests in
  loan sales (net of taxes of $112 and $670
  for 1998 and 1997, respectively).........         179      1,071          --

Comprehensive income.......................      $8,934     $7,454      $5,273









       See accompanying notes to consolidated financial statements.








                     LITCHFIELD FINANCIAL CORPORATION
                  Consolidated Statements of Cash Flows
                              (In thousands)


                                                              Year Ended December 31,
                                                         1998       1997      1996
Cash flows from operating activities:
  Net income.......................................    $ 8,755   $  6,383  $  5,273
  Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Gain on sale of loans..........................    (10,691)    (8,564)   (7,331)
    Amortization and depreciation..................      1,015        954       520
    Amortization of retained interests in loan
    sales..........................................      6,549      4,945     3,444
    Provision for loan losses......................      1,532      1,400     1,954
    Deferred income taxes..........................      1,537      1,771     1,340
    Net changes in operating assets and liabilities:
      Restricted cash..............................     (4,402)    (4,573)   (2,578)
      Loans held for sale..........................     (1,546)    (3,644)    3,008
      Retained interests in loan sales.............     (3,081)    (2,264)   (4,868)
      Dealer/developer reserves....................       (676)        27       984
      Net change in other assets and liabilities        (1,192)     1,456    (1,373)
    Net cash (used in) provided by operating
    activities.....................................     (2,200)    (2,109)      373

Cash flows from investing activities:
  Net originations, purchases and principal
  payments on other loans..........................   (188,544)   (54,882)  (47,170)
  Other loans sold.................................     83,126     47,727        --
  Collections on retained interests in loan sales..      6,505      4,620       590
  Capital expenditures and other assets............     (2,913)    (3,341)       (8)
      Net cash used in investing activities........   (101,826)    (5,876)  (46,588)

Cash flows from financing activities:
  Net borrowings (payments) on lines of credit.....     48,844    (36,122)   36,299
  Net payments on term note........................     (3,710)    (2,218)   (2,408)
  Net proceeds from long term debt.................     29,241     58,352      (406)
  Net proceeds from issuance of common stock.......     21,372      2,050        52
  Dividends paid...................................       (479)      (339)     (273)
      Net cash provided by financing activities....     95,268     21,273    33,264

Net (decrease) increase in cash and cash equivalents    (8,758)    13,738   (12,951)
Cash and cash equivalents, beginning of year.......     19,295      5,557    18,508
Cash and cash equivalents, end of year.............    $10,537    $19,295  $  5,557

Supplemental Schedule on Noncash Financing and
Investing Activities:
  Exchange of loans for retained interests in
  loan sales.......................................    $   837    $   577  $  3,540
  Transfers from loans to real estate acquired
  through foreclosure..............................    $ 1,817    $ 1,425  $  1,654

Supplemental Cash Flow Information:
  Interest paid.....................................   $13,419    $ 9,841  $  6,674
  Income taxes paid.................................   $ 2,639    $ 2,656  $  1,411




       See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------
                                                              Exhibit 13.1
--------------------------------------------------------------------------
                     LITCHFIELD FINANCIAL CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.    Summary of Significant Accounting
   Policies

Business

   Litchfield Financial Corporation is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides such financing by purchasing consumer loans and by making loans to businesses secured by consumer receivables or other assets. The Company considers its activities to be one operating segment.

Basis of Presentation

   The  consolidated   financial   statements   include  the  accounts  of
Litchfield  Financial   Corporation  and  its  majority  and  wholly-owned
subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

   As of January 1, 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for transfers of receivables. In December, 1998, the Financial Accounting Standards Board issued a Special Report "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - Questions and Answers". As a result, the Company modified its gain-on-sale accounting in the fourth quarter to include, among other things, adoption of a "cash-out" method of accounting. In evaluating the gain-on-sale of prior transactions, the Company determined that the impact of the modifications, including the adoption of the "cash out" method of accounting, to be immaterial.

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

   The Company estimates fair value using discounted cash flow analysis, since quoted market prices are not readily available. The Company's analysis incorporates estimates that market participants would be expected to use in their estimates of future cash flows, including assumptions about interest rates, defaults and prepayment rates. Estimates made are based on, among other things, the Company's past experience with similar types of financial assets. The interest rates paid to investors range from 6.5% to 9.0%. The prepayment rates were 17.5% for Land Loan sales and 18.0% for VOI Loan sales. For the Hypothecation Loan sales, the prepayment rates for the underlying collateral used were 17.5% for Land Loans and 18.0% for VOI Loans. The Company estimates default rates to be 1.9% on Land Loans, 3.0% on VOI Loans and 0.5% on Hypothecation Loans. In valuing its retained interests in loan sales, the Company selects discount rates commensurate with the duration and risks embedded in the particular assets. Specifically, the Company uses discount rates ranging from the investor pass-through rates (for restricted cash) to the Baa corporate bond rate plus 325 basis points (for interest only strips and retained principal certificates) to estimate the fair value of its retained interests.

   There is no servicing asset or liability arising from loan sales, because the Company estimates that the benefits of servicing approximate the costs to meet its servicing responsibilities.

   On a quarterly basis, the Company assesses the carrying value of retained interest in loans sold by comparing actual and assumed prepayment rates on a disaggregated basis reflecting factors such as origination dates and types of loans. The Company adjusts the carrying value of retained interests for unfavorable changes considered other than temporary.

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

   Hypothecation Loans and A&D Loans are evaluated individually for impairment based on the factors previously described. No such loans were impaired at December 31, 1998 or 1997.

Loan origination fees and related costs

   The Company defers the excess of loan origination fees over related direct costs and recognizes such amount as interest income over the estimated life of the related loans using the interest method.

Real estate acquired through foreclosure

   Real estate acquired through foreclosure is carried at the lower of fair value less estimated costs to sell or cost. On a quarterly basis, the Company evaluates the carrying value of the real estate and establishes a valuation allowance if the fair value of the asset less the estimated costs to sell the asset is less than the carrying value of the asset. Subsequent increases in the fair value less the estimated cost to sell the asset would reduce the valuation allowance, but not below zero. There was no such valuation allowance at December 31, 1998 or 1997. Other real estate owned of $757,000 and $910,000 is included in other assets at December 31, 1998 and 1997, respectively.

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

Deferred debt issuance costs

   Deferred debt issuance costs are amortized over the life of the related debt. The unamortized balance of $3,883,000 and $3,336,000 is included in other assets at December 31, 1998 and 1997, respectively. The amount of the accumulated amortization was $2,596,000 and $1,868,000 at December 31, 1998 and 1997, respectively.

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


Reclassification

   Certain   amounts   in  the  1996   financial   statements   have  been
reclassified to conform with the 1997 and 1998 presentations.


Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("Statement No. 130"), "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components.

   Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, previously required to be reported as a separate component of stockholder's equity, to be included in other comprehensive income and the disclosure of accumulated
comprehensive   income.   Statement  No.  130  also  requires  that  other
comprehensive income items and comprehensive income be displayed separately in the financial statements.

New accounting standards

   In  June,  1998,  the  Financial   Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 133 ("Statement No. 133"), "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with early adoption permitted as of the beginning of any quarter after the date of issuance. Statement No.
133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The provisions of Statement No. 133 can not be applied retroactively to financial statements of prior periods.

   The Company plans to adopt Statement No. 133 in the fiscal quarter beginning January 1, 2000. At the date of initial application, the Company must recognize any freestanding derivative instruments in the balance sheet as either assets or liabilities and measure them at fair value. The Company shall also recognize offsetting gains and losses on hedged assets, liabilities, and firm commitments by adjusting their carrying amounts at that date as a cumulative effect of a change in accounting principal. Whether such transition adjustment is reported in net income, other comprehensive income, or allocated between both is based on the hedging relationships, if any, that existed for that derivative instrument and were the basis for accounting prior to the application of Statement No. 133. (See Note 5 for disclosure of the Company's derivative activity).







2.  Investments and Retained Interests in Loan Sales

   The following is a summary of investments and retained interests in loan sales:

(Dollars in thousands)                  Gross Unrealized     Fair
December 31, 1998               Cost    Gains     Losses     Value
Mortgage-backed securities.. $    44   $   --      $  --    $    44
Retained interests in loan
sales.......................  31,314    1,250         --     32,564
  Total..................... $31,358   $1,250      $  --    $32,608

(Dollars in thousands)                  Gross Unrealized     Fair
December 31, 1997               Cost    Gains     Losses     Value
Mortgage-backed securities.. $    83   $   --      $  --    $    83
Retained interests in loan
sales.......................  31,673    1,071         --     32,744
  Total......                $31,756   $1,071      $  --    $32,827

   The amortized cost and estimated fair value of investments and retained interests in loan sales at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Mortgage-backed securities are included in other assets.

                                             Estimated
(Dollars in thousands)               Cost    Fair Value
Due in one year or less.........   $ 9,760    $ 9,760
Due after one year through
years...........................    21,598     22,848
  Total debt securities.........   $31,358    $32,608

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

   In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. The Company had investments in pass-through certificates of $12,323,000 and $15,747,000 at December 31, 1998 and 1997, respectively. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral. The Company had $25,685,000 and $21,412,000 of restricted cash at December 31, 1998 and 1997, respectively, representing credit enhancements.

   If borrowers default in the payment of principal or interest on the mortgage loans underlying these issues of pass-through certificates, losses would be absorbed first by the subordinated portion or cash collateral account retained by the Company and might, therefore, have to be charged against the estimated recourse obligations to the extent dealer/developer guarantees and reserves are not available.

3.  Loans

   Loans at December 31 consisted of the following:

(Dollars in thousands)            December 31,
Loans held for sale             1998       1997
Land.............            $ 4,729     $10,333
VOI..............              1,203       3,134
Other............             14,531       4,520
Discount,  net...               (164)       (233)
Allowance for
loan losses......               (549)     (1,388)
Loans,  net......            $19,750     $16,366

(Dollars in thousands)            December 31,
Other loans                      1998     1997
Land.....................    $ 2,307     $ 1,911
VOI......................        569         793
Hypothecation............     69,815      36,206
A&D......................     51,986      41,385
Tax Liens................     21,228         ---
Builder Construction.....     33,867         ---
Other....................     14,078       8,631
Discount, net............        (81)       (575)
Allowance for loan losses     (2,477)     (2,044)
Loans,  net..............    $191,292    $86,307

     Contractual maturities of loans as of December 31, 1998 are as follows:

                        December 31,
(Dollars in thousands)     1998
1999..................    55,726
2000..................     5,716
2001..................    16,925
2002..................    53,035
Thereafter............    82,911
                        $214,313

   It is the Company's experience that a substantial portion of the loans will be repaid before contractual maturity dates. Consequently, the above tabulation is not to be regarded as a forecast of future cash collections.


4.   Allowances for Loan Losses and Estimated Recourse Obligations

   An analysis of the total allowances for all loan losses and recourse obligations follows:

                                       December 31,
(Dollars in thousands)               1998       1997
Allowance for losses on
  loans held for sale............   $ 549      $1,388
Allowance for losses on
  other loans....................   2,477       2,044
Estimated recourse obligation on
  retained interests in
  loan sales.....................   3,681       2,445
                                   $6,707      $5,877

   The total allowance for loan losses consists of the following:

                           Year ended December 31,
(Dollars in thousands)       1998   1997   1996
Allowance at beginning
  of period............    $5,877  $4,528  $3,715
Net  charge-offs
of uncollectible
accounts..............     (2,239) (2,010) (1,965)
Provision for loan losses   1,532   1,400   1,954
Allocation of purchase
  adjustment (1)......      1,537   1,959     824
Allowance at end
  of period...........     $6,707  $5,877  $4,528

(1) Represents allocation of purchase adjustment related to the purchase of certain nonguaranteed loans.


   Net charge-offs by major loan and collateral types experienced by the Company are summarized as follows:

                             Year  ended December 31,
(Dollars in thousands)         1998    1997    1996
Land..................      $ 1,358  $  986  $  669
VOI...................          556     939   1,284
Hypothecation.........          ---     ---     ---
A&D...................          ---      (2)     (8)
Other.................          325      87      20
Total.................       $2,239  $2,010  $1,965


5. Derivative Financial Instruments Held for Purposes Other than Trading

   In June 1997, the Company entered into two interest rate swap agreements in order to manage its basis exposures. The swap agreements involve the payment of interest to the counterparty at the prime rate on a notional amount of $110,000,000 and the receipt of interest at the commercial paper rate plus a spread of 277 basis points on a notional amount of $80,000,000 and the LIBOR rate plus a spread of 267 basis points on notional amount of $30,000,000. The swap agreements expire in June 2000. There is no exchange of the notional amounts upon which the interest payments are based.

   The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest income from the excess servicing asset. The related amount receivable from or payable to the counterparty is included in other assets or other liabilities. The fair values of the swap agreements are not recognized in the financial statements. The Company intends to keep the contracts in effect until they mature in June 2000.

   In June 1994, the Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive payments, based on an amortizing notional amount, when commercial paper rates exceed 8.0%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. The notional amount outstanding at December 31, 1998 was $3,670,000. This agreement expires in July 2005.

   The Company is exposed to credit loss in the event of non-performance by the swap counterparty or the cap provider.


6. Debt

   Financial data relating to the Company's secured lines of credit is as follows:

                                    December 31,
(Dollars in thousands)             1998      1997
Lines of credit available (1).. $116,000   $116,169

Borrowings outstanding at end
  of year (1).................. $ 49,021   $    169

Weighted average interest rate
  at end of year...............      7.6%        7.7%

Maximum borrowings outstanding
  at any month end............. $ 73,666   $ 50,577

Average amount outstanding
  during the year.............. $ 37,485   $ 33,419

Weighted average interest rate
  during the year (determined
  by dividing interest expense
  by average borrowings)........     7.9%       8.2%

(1) Amount includes $169 of outstanding borrowings at December 31, 1997 on the revolving line of credit with multi-seller commercial paper issuer. (See Note 11.) Amount does not include $1,500 construction mortgage.

   In  January  1999,  the  Company  amended a  secured  line of credit to
increase   the  line  from   $50,000,000   to   $60,000,000.   Outstanding
borrowings under the line of credit at December 31, 1998 were $39,700,000. There were no outstanding borrowings under this line of credit at December 31, 1997. This line of credit is secured by consumer receivables and other secured loans and matures in April 2000.

   In December 1997, the Company amended a line of credit to increase the line from $20,000,000 to $30,000,000. There were no outstanding borrowings under this facility at December 31, 1998 and 1997. This facility is secured by certain retained interests in loan sales, cash collateral accounts and certain other loans and matures in September 1999.

   In March 1997, the Company entered into a $25,000,000 secured line of credit. Outstanding borrowings under the line of credit at December 31, 1998 were $9,321,000. There were no outstanding borrowings at December 31, 1997. The facility is secured by loans to developers of VOI resorts, popularly known as timeshare resorts, for the acquisition and development of VOI resorts ("Facility A") and the related financing of consumer purchases of VOIs ("Facility B"). Although the maximum amount that can be borrowed on each facility is $15,000,000, the aggregate outstanding borrowings cannot exceed $25,000,000. This facility expires in March 2000.

   In January 1997, the Company amended a line of credit to increase the line from $5,000,000 to $8,000,000. This line of credit is secured by consumer receivables and other secured loans and matures in March 1999. There were no outstanding borrowings on this line of credit at December 31, 1998 and 1997.

   In March 1998, the Company renewed an additional $3,000,000 line of credit, secured by consumer receivables and other secured loans. This line of credit matures in March 1999. There were no outstanding borrowings at December 31, 1998 and 1997.

   Also in March 1998,  the Company  amended the  $1,500,000  construction mortgage,  secured  by  certain  assets  of  the  Company,  extending  the maturity date to March 2009. Outstanding borrowings under this construction mortgage were $1,500,000 and $8,000 at December 31, 1998 and 1997, respectively.

   Interest rates on the above lines of credit range from the Eurodollar or LIBOR rate plus 2% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

   In September 1998, the Company redeemed a term note of $3,265,000 resulting in an extraordinary loss of $77,000, net of applicable tax benefit of $48,000. The note was collateralized by certain of the Company's retained interests in loan sales and cash. The balance outstanding on the note was $5,210,000 at December 31, 1997.

   As of December 31, 1998 and 1997 the Company had no unsecured lines of credit.

   Financial data relating to the Company's long-term notes is as follows:

                               December 31,
(Dollars in thousands)       1998       1997
9.3% Notes.............   $  20,000  $ 20,000
8.45%   Notes  due
2002...................      51,282    51,750
8.875%  Notes  due
2003...................      15,066    15,317
8.25%   Notes  due
2003...................      10,000       ---
9.25%   Notes  due
2004...................      20,000       ---
10% Notes due 2004.....      18,240    18,280
                           $134,588  $105,347

   The long-term notes are unsecured obligations of the Company and each issuance, except the 9.3% Notes, allows for a maximum annual redemption by noteholders of 5% of the original principal amount thereof. Interest is payable monthly in arrears on each of the issuances, except the 9.3% Notes.

   The  9.3%   Notes   require   principal   reductions   of   $7,500,000,
$6,000,000,  $6,000,000 and $500,000 in March 2001,  2002,  2003 and 2004,
respectively. Interest is payable semiannually in arrears.

   The Company shall have the option to redeem all or any portion of the long-term notes at predetermined redemption prices. The earliest call date of each issuance is as follows:

  9.3% Notes...............     April 1998
  8.45% Notes due 2002.....  November 1999
  8.875% Notes due 2003....      June 1996
  8.25% Notes due 2003.....  November 2000
  9.25% Notes due 2004.....  December 2000
  10% Notes due 2004.......     April 1998


7.                         Retirement Plans

   The Company has implemented the Litchfield Financial Corporation Employee 401(k) Plan ("the Plan"), a defined contribution plan for all eligible employees at least 21 years of age and who have been employed by the Company for at least six months. Participating employees may elect to defer up to fifteen percent of their annual gross earnings. The Company will match an amount equal to one hundred percent of the employee's pretax contributions up to five percent of the employee's eligible compensation contributed into the Plan. Contributions made by the Company in 1998 and 1997 were $157,000 and $125,000, respectively.




8. Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                 December 31,
(Dollars in thousands)          1998      1997
Deferred Tax Assets:
  Loan loss allowance....     $   244  $    44
  Other..................         656      697
  Total  deferred tax
assets...................         900      741
    Valuation allowance..         ---      ---
    Net deferred tax
     assets..............         900      741
Deferred Tax Liabilities:
  Depreciation...........          42       50
  Mortgage loan income
    recognition..........       7,265    6,131
  Accretion income.......       1,696    1,360
  Other..................         285       51
    Tax deferred tax
     liabilities.........       9,288    7,592
      Net deferred tax
       liabilities.......      $8,388   $6,851

   Significant components of the provision for income taxes attributable to continuing operations are as follow:

                            Year ended December 31,
(Dollars in thousands)     1998      1997      1996
Current:
  Federal.............   $3,196    $2,313     $1,911
  State...............      804        50         50
    Total Current.....    4,000     2,363      1,961
Deferred:
  Federal.............    1,214     1,630      1,288
  State...............      323       141         52
    Total Deferred....    1,537     1,771      1,340
                         $5,537    $4,134     $3,301

   The   reconciliation   of  income  tax   attributable   to   continuing
operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                  1998   1997    1996
Tax at U.S. statutory rates....  35.0%   35.0%  35.0%
State income taxes, net of
  federal tax benefit..........   3.4     3.4    3.4
Other - net....................   0.1     0.1    0.1
                                 38.5%   38.5%  38.5%


9. Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                            1998        1997       1996
Numerator:
  Net income...........    $8,755,000  $6,383,000  $5,273,000
Denominator:
  Denominator for basic
  earnings per share
  weighted-average share   6,273,638    5,572,465   5,441,636
  Effect of dilutive
  securities:
   Employee stock
   options.............      330,729      336,967     240,516
  Denominator for diluted
 earnings per share-adjusted
 weighted-average shares and
assumed conversions....... 6,604,367    5,909,432   5,682,152

Basic earnings per share..     $1.40        $1.15       $ .97
Diluted earnings per share..   $1.33        $1.08       $ .93


10.           Stockholders' Equity and Stock Option Plans

Stockholders' Equity

   The Company declared a 5% stock dividend in 1996. Accordingly, weighted average share and per share amounts have been restated for that period.

Stock Option Plans

   The Company has reserved 1,422,319 shares of common stock for issuance to officers, directors and employees on exercise of options granted under a stock option plan established in 1990. Options were granted at prices equal to or in excess of the fair market value of the stock on the date of the grant. There were 634,015, 573,346 and 615,000 shares exercisable at December 31, 1998, 1997 and 1996, respectively.

   Information  with  respect  to  options  granted  under this plan is as follows:
                        Number       Exercise
                          of          Price
                        Shares      Per Share
Outstanding at         715,672
December 31, 1995
 Granted...........    204,311   $11.55 - $14.05
 Canceled or
exercised..........    (13,175)   $1.15 - $11.55
Outstanding at
December 31, 1996     906,808
 Granted...........    46,250    $14.38 - $21.00
 Canceled or
exercised..........  (209,950)    $4.61 - $13.33
Outstanding at
December 31, 1997     743,108
 Granted...........   159,952    $12.69 - $23.25
 Canceled or
exercised..........   (68,074)    $4.75 - $21.00
Outstanding at
December 31, 1998     834,986

   In 1995, the Company established the Stock Option Plan for Non-Employee Directors. Options were granted at prices equal to or in excess of the fair market value of the stock on the date of the grant. There were 12,864, 11,025 and 7,352 options that were exercisable at December 31, 1998, 1997 and 1996, respectively.

   Information with respect to options granted under this plan is as follows:

                            Number    Exercise
                             of        Price
                            Shares      Per
                                       Share
Outstanding  at             22,052    $12.02
December 31, 1995
  Granted...........           --      --
  Canceled or exercised..      --      --
Outstanding at              22,052
December 31, 1996
  Granted...........           --      --
  Canceled or exercised..   (3,675)    $12.02
Outstanding at              18,377
December 31, 1997
  Granted.......             6,000     $22.00
  Canceled or exercised..   (5,513)    $12.02
Outstanding at              18,864
December 31, 1998

   Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.67%, 5.78% and 6.23%; a dividend yield of .35%, .32% and .35%, volatility factors of the expected market price of the Company's common stock of .26, .23 and .24; and a weighted-average expected life of the option of 7.5 years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
The Company's pro forma information that follows is presented in thousands, except per share data.

                               Year ended December 31,
                                1998    1997   1996


Pro forma net income
  before extraordinary item..   $8,495  $6,280  $4,983
Extraordinary item              (  77)    (220)   --
Pro forma net income.....       $8,418  $6,060  $4,983
Pro  forma   basic earnings
  per share:
  Income before
   extraordinary item ...       $ 1.35  $1.13   $ .92
  Extraordinary item.....         (.01)  (.04)    --
  Net income.....               $ 1.34   1.09     .92
Pro forma  diluted earnings
  per share:
  Income before
   extraordinary item           $ 1.29  $1.06   $ .88
  Extraordinary item.......       (.01)  (.04)    --
  Net income.....               $ 1.28   1.02   $ .88

11.Sale of Loans

   The Company has sold $492,960,000 and $348,198,000 of loans at face value through December 31, 1998 and 1997, respectively. The principal amount remaining on the loans sold was $238,132,000 and $179,790,000 at December 31, 1998 and 1997, respectively. The Company guarantees, through replacement or repayment, loans in default up to a specific percentage of loans sold. Dealer/Developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

   The Company's exposure to loss on loans sold in the event of nonperformance by the consumer, the dealer/developer on its guarantee, and the determination that the collateral is of no value was $12,750,000, $9,238,000, and $8,780,000 at December 31, 1998, 1997 and
1996, respectively. Such amounts have not been discounted. The Company repurchased $491,000, $740,000 and $991,000 of loans under the recourse provisions of loan sales in 1998, 1997, and 1996, respectively. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale document.

   The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 46 and 50 states, respectively. At December 31, 1998, 14.7%, 10.3% and 10.2% of the portfolio by collateral location was located in Texas, Florida and California, respectively, and 16.1% and 14.4% of the portfolio by borrower location were located in Florida and Texas, respectively. No other state accounted for more than 7.7% of the total.

   The Company has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In June 1998, the Company amended the facility to increase the facility to $150,000,000, subject to certain terms and conditions. The facility expires in June 2001.

   In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Mortgage Securities Corporation 1994, to purchase loans from the Company. In October 1998, Litchfield Mortgage Securities Corporation 1994 was merged with and into Litchfield Mortgage Securities Company 1994, LLC ("LMSC"). LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit
A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of December 31, 1998, the outstanding balance of the sold or pledged loans securing this facility was $137,532,000. There were no outstanding borrowings under the line of credit at December 31, 1998. Outstanding borrowings under the line of credit at December 31, 1997 were $169,000. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

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

   In connection with the facility, the Company formed a wholly owned subsidiary, Litchfield Capital Corporation 1996, to purchase loans from the Company. In October 1998, Litchfield Capital Corporation 1996, was merged with and into Litchfield Capital Company 1996, LLC ("LCC"). LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of December 31, 1998, the outstanding aggregate balance of the sold loans under the facility was $10,632,000. There were no outstanding borrowings under the line of credit as of December 31, 1998 and 1997. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.



--------------------------------------------------------------------------

--------------------------------------------------------------------------
12.  Quarterly Results of Operations (Unaudited)
--------------------------------------------------------------------------

                              (In thousands, except share and per share)                                                 share data)
                                First     Second    Third     Fourth    Total


1996
Total revenues................  $4,650    $6,101     $6,977   $5,968    $23,696
Total expenses................   3,355     3,560      3,808    4,399     15,122
Net Income.................... .   798     1,564      1,946      965      5,273
Earnings per common share:
  Basic........................    .15       .29        .36      .18        .97
  Diluted.....................     .14       .27        .34      .17        .93

Weighted average number
     of shares:
  Basic.......................5,436,149 5,442,768 5,443,319 5,444,399 5,441,636
  Diluted.....................5,629,983 5,708,164 5,697,100 5,706,061 5,682,152

1997
Total revenues.................. $6,407    $7,691    $8,263    $7,330   $29,691
Total expenses..................  4,545     4,634     4,749     5,026    18,954
Income before extraordinary item  1,145     1,880     2,161     1,417     6,603
Extraordinary item..............     --       --      --         (220)     (220)
Net Income......................  1,145     1,880     2,161     1,197     6,383

Earnings per common share:
  Basic income before    .
    extraordinary item...........   .21       .34       .38       .25      1.19
  Diluted income before
    extraordinary item............. .20       .32       .36       .24      1.12
  Extraordinary item.............    --        --        --      (.04)     (.04)
  Basic net income...............   .21       .34       .38       .21      1.15
  Diluted net income.............   .20       .32       .36       .20      1.08

Weighted average number of shares:
  Basic.......................5,446,679 5,560,167 5,629,644 5,652,424 5,572,465
  Diluted.................... 5,792,078 5,857,176 5,980,698 6,014,831 5,909,432

1998
Total revenues.................. $7,953    $9,973   $10,465   $10,415   $38,806
Total expenses..................  5,433     6,218     5,966     6,820    24,437
Income before extraordinary item  1,550     2,309     2,767     2,206     8,832
Extraordinary item..............     --       --       (77)       --        (77)
Net Income......................  1,550     2,309     2,690     2,206     8,755

Earnings per common share:
  Basic income before
   extraordinary item.............. .27       .40       .40       .32      1.41
  Diluted income before
   extraordinary item.............. .26       .38       .39       .31      1.34
  Extraordinary item.............    --       --       (.01)      --       (.01)
  Basic net income...............   .27       .40       .39       .32      1.40
  Diluted net income.............   .26       .38       .38       .31      1.33

Weighted average number of shares:
  Basic.......................5,659,756 5,754,018 6,835,775 6,845,004 6,273,638
  Diluted.................... 6,020,158 6,117,832 7,158,882 7,120,202 6,604,367

   A significant portion of the Company's revenues consists of gains on sales of loans. Thus, the timing of loan sales has a significant effect on the Company's results of operations.



--------------------------------------------------------------------------
                                                              Exhibit 13.1
--------------------------------------------------------------------------

                           REPORT OF MANAGEMENT

--------------------------------------------------------------------------
                                                              Exhibit 13.1
--------------------------------------------------------------------------

To the Stockholders and Noteholders of
LITCHFIELD FINANCIAL CORPORATION

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. They include amounts based on informed judgment and estimates. The representations in the financial statements are the responsibility of management. Financial information elsewhere in the Annual Report is consistent with that in the financial statements.

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

RONALD E. RABIDOU
Executive Vice President,
 Chief Financial Officer and Treasurer

DAVID M. PASCALE
Chief Accounting Officer,
 Vice President and Controller

--------------------------------------------------------------------------
                      REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------


--------------------------------------------------------------------------
The Board of Directors and Stockholders
--------------------------------------------------------------------------
LITCHFIELD FINANCIAL CORPORATION

   We have audited the accompanying consolidated balance sheets of Litchfield Financial Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Litchfield Financial Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Boston, Massachusetts
January 30, 1999

---------------------------------------------------------------
                                                   Exhibit 13.1
---------------------------------------------------------------



Corporate Officers

Richard A. Stratton
Chief Executive Officer and President

Heather A. Sica
Executive Vice President

Ronald E. Rabidou
Executive Vice President,
 Chief Financial Officer and Treasurer

Joseph S. Weingarten
Executive Vice President

Wayne M. Greenholtz
Senior Vice President

John J. Malloy
Senior Vice President,
 General Counsel and Clerk

James H. Shippee
Senior Vice President

James A. Yearwood
Senior Vice President

David M. Pascale
Chief Accounting Officer,
 Vice President and Controller


Counsel

Hutchins, Wheeler & Dittmar,
A Professional Corporation
Boston, MA

Transfer Agent

State Street Bank and Trust Company
c/o Boston EquiServe
Boston, MA

Independent Auditors

Ernst & Young LLP
Boston, MA



Board of Directors

John A. Costa
Managing Director of Planning and Business  Development for
Cardholder Management     Services

Gerald Segel
Retired Chairman, Tucker, Anthony & R.L.     Day, Inc.

Heather A. Sica
Executive Vice President

Richard A. Stratton
Chief Executive Officer and President

James Westra, Esq.
Stockholder of Hutchins, Wheeler & Dittmar,  A Professional
Corporation


Nasdaq Symbol

The common stock is traded under the symbol "LTCH".

Copies  of the  Company's  Form  10-K  Report,  filed  with  the
Securities  and Exchange  Commission,  may be obtained  from the office of the Treasurer,  Litchfield Financial Corporation,  430
Main Street, Williamstown, MA  01267.

As of January 31, 1999, there were 1,084 stockholders of record.







----------------------------------------------------------------

----------------------------------------------------------------
     Corporate Headquarters
----------------------------------------------------------------

   Litchfield Financial Corporation

     430 Main Street
     Williamstown, MA  01267

     Tel:  (413) 458-1000
     Fax: (413) 458-1020
     E-mail:lfc@ltchfld.com

      Western Regional Office

    Litchfield Financial Corporation

      13701 West Jewell Avenue
      Suite 200
      Lakewood, CO  80228

      Tel:  (303) 985-1030
      Fax:  (303) 985-5375

----------------------------------------------------------------

----------------------------------------------------------------

---------------------------------------------------------------

---------------------------------------------------------------

                                                   Exhibit 21.1

LITCHFIELD FINANCIAL CORPORATION
List of Subsidiaries


   Name and Doing Business As               Incorporation
   D/B/A
   Litchfield Mortgage Securities Company, LLC
   Delaware                                 None
   Litchfield Mortgage Securities Corporation 1992-2
   Massachusetts                            None
   Litchfield Mortgage Securities Company 1994, LLC
   Delaware                                 None
   Stamford Asset Recovery Corporation      Delaware
   None
   Stamford Business Credit Corporation     Delaware
   None
   Litchfield Timeshare Securities Corporation 1995
   Delaware                                 None
   LTSC Real Estate Asset Corporation       Delaware
   None
   Litchfield Capital Company 1996, LLC     Delaware
   None
   Green Mountain Funding Corporation       Delaware
   None
   Litchfield Hypothecation Corporation     Delaware
   None
   Litchfield Hypothecation Corporation 1997-B
   Delaware                                 None
   Litchfield Hypothecation Corporation 1998-A
   Delaware                                 None
   Litchfield Hypothecation Corporation 1998-B
   Delaware                                 None
   Priority Investment Trust                Delaware
   None
   First Choice Funding, Inc.               Delaware
   None



















                                                   Exhibit 23.1


                 Consent of Independent Auditors



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Litchfield Financial Corporation of our report dated January 30, 1999, included in the 1998 Annual Report to Stockholders of Litchfield Financial Corporation.

We also consent to the incorporation by reference in Registration Statements (Forms S-8 Nos. 333-11529 and 333-11531) filed with the Securities and Exchange Commission pertaining to various Litchfield Financial Stock Option Plans of our report dated January 30, 1999 with respect to the consolidated financial statements of Litchfield Financial Corporation incorporated by reference in the Annual Report (Form 10-K) for the year ended December 31, 1998.

                               ERNST & YOUNG LLP


Boston, Massachusetts
March 29, 1999