Form 10-K/A
period 1998-12-31
LITCHFIELD FINANCIAL CORP /MA
filed 1999-05-04
CIK 882515

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K/A
                          Ammendment No. 1
   ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of THE SECURITIES
                         EXCHANGE ACT of 1934
             For the fiscal year ended DECEMBER 31, 1998
                   Commission File Number: 0-19822

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

Portions   of  the  proxy   statement   for  the  Annual   Meeting  of
Stockholders held on April 23, 1999 are incorporated by reference into Part III.

                              EXPLANATORY NOTE
     Exhibit 13.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is amended to correct the omissions of the signature lines in the following sections: "Report of Management" and "Report of Independent Auditors".

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

/s/ Ronald E. Rabidou
---------------------
RONALD E. RABIDOU
Executive Vice President,
 Chief Financial Officer and Treasurer

/s/ David M. Pascale
---------------------
DAVID M. PASCALE
Chief Accounting Officer,
 Vice President and Controller

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

/s/Ernst & Young LLP
--------------------
ERNST & YOUNG LLP
Boston, Massachusetts
January 30, 1999

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

----------------------------------------------------------------

----------------------------------------------------------------

---------------------------------------------------------------

---------------------------------------------------------------

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITCHFIELD FINANCIAL CORPORATION


/s/ David M. Pascale
--------------------
DAVID M. PASCALE
Chief Accounting Officer, Vice President and Controller
May 4, 1999