Form 10-Q
period 1999-03-31
LITCHFIELD FINANCIAL CORP /MA
filed 1999-05-14
CIK 882515

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 1999

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

                                Yes X No


As of May 9, 1999, there were 6,891,622 shares of common stock of Litchfield Financial Corporation outstanding.



                                                             FORM 10-Q



                    LITCHFIELD FINANCIAL CORPORATION
                                FORM 10-Q

                      QUARTER ENDED MARCH 31, 1999

                                  INDEX

                                                              PAGE
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.................................  3

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations........ 14

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk.................................... 21


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.................................... 22

     Item 2. Changes in Securities and Use of Proceeds............ 22

     Item 3. Defaults Upon Senior Securities...................... 22

     Item 4. Submission of Matters to a Vote of Security Holders.. 22

     Item 5. Other Information.................................... 23

     Item 6. Exhibits and Reports on Form 8-K..................... 37


SIGNATURES........................................................ 38



                     PART I - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                    LITCHFIELD FINANCIAL CORPORATION
                       Consolidated Balance Sheets
           (In thousands, except share and per share amounts)

                                                  March 31,    December 31
                                                   1999            1998
                                                  ----------     -----------
                                                  (unaudited)


Cash and cash equivalents......................    $ 13,358    $ 10,537
Restricted cash................................      28,118      27,898
Loans held for sale, net of allowance for loan
   losses of $237 in 1999 and $549 in 1998........   16,111      19,750
Other loans, net of allowance for loan losses of
   $2,371 in 1999 and $2,477 in 1998...........     209,345     191,292
Retained interests in loan sales, net of
   estimated recourse obligations of
   $4,525 in 1999 and $3,681 in 1998...........      30,556      28,883
Other..........................................      15,867      15,522
                                                   --------    --------
      Total assets.............................    $313,355    $293,882
                                                   ========    ========

                     LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
   Lines of credit.............................    $ 66,924    $ 49,021
   Accounts payable and other liabilities......       6,887       9,812
   Dealer/developer reserves...................      10,187       9,979
   Deferred income taxes.......................       8,764       8,388
   Long-term notes.............................     134,588     134,588
                                                   --------    --------
      Total liabilities........................     227,350     211,788
                                                   ========    ========

Stockholders' equity
   Preferred stock, $.01 par value; authorized
      1,000,000 shares, none issued
      and outstanding..........................        ---         ---
   Common stock, $.01 par value; authorized
      12,000,000 shares, 6,886,939 shares
      issued and outstanding in 1999 and
      6,886,329 shares issued and outstanding
      in 1998..................................          69          69
   Additional paid in capital..................      58,046      58,040
   Accumulated other comprehensive income......       2,875       1,250
   Retained earnings...........................      25,015      22,735
                                                   --------    --------
      Total stockholders' equity...............      86,005      82,094
                                                   --------    --------
      Total liabilities and stockholders'
          equity...............................    $313,355    $293,882
                                                   ========    ========













 See accompanying notes to unaudited consolidated financial statements.


                    LITCHFIELD FINANCIAL CORPORATION
                    Consolidated Statements of Income
           (In thousands, except share and per share amounts)
                                Unaudited



                                                Three Months Ended March 31,

                                                         1999         1998
   Revenues:
     Interest and fees on loans..................     $ 7,887       $ 5,233
     Gain on sale loans..........................       2,617         2,227
     Servicing and other income..................         571           493
                                                       ------        ------
                                                       11,075         7,953


   Expenses:
     Interest expense............................       4,628         2,997
     Salaries and employee benefits..............       1,266         1,133
     Other operating expenses....................         978           953
     Provision for loan losses...................         500           350
                                                       ------        ------
                                                        7,372         5,433

   Income before income taxes....................       3,703         2,520
   Provision for income taxes....................       1,425           970
                                                       ------        ------
   Net income....................................     $ 2,278       $ 1,550
                                                       ======        ======


   Earnings per common share amounts:
      Basic......................................      $  .33        $  .27
      Diluted....................................      $  .32        $  .26

   Weighted average number of shares:
      Basic......................................   6,886,559     5,659,756
      Diluted....................................   7,192,378     6,020,158



















 See accompanying notes to unaudited consolidated financial statements.








                     LITCHFIELD FINANCIAL CORPORATION
             Consolidated Statement of Stockholders' Equity
                  (In thousands, except share amounts)
                                Unaudited









                                                 Accumulated
                                     Additional    Other
                             Common   Paid In   Comprehensive  Retained
                             Stock    Capital      Income      Earnings   Total

Balance, December 31,1998..    $69   $58,040       $1,250      $22,735   $82,094

  Issuance of 610 shares of
     common stock..........    ---         6          ---          ---         6

  Other comprehensive
      income, net of tax...    ---       ---        1,625          ---     1,625

  Tax benefit from stock
      options exercised....    ---       ---          ---            2         2


  Net income...............    ---       ---          ---        2,278     2,278
                            ------    ------       ------       ------    ------
                               $69   $58,046       $2,875      $25,015   $86,005
                            ======    ======       ======       ======    ======



 See accompanying notes to unaudited consolidated financial statements.



                    LITCHFIELD FINANCIAL CORPORATION
             Consolidated Statements of Comprehensive Income
                             (In thousands)
                                Unaudited








                                           Three Months Ended March 31,

                                                        1999         1998

Net income......................................      $2,278       $1,550
Unrealized gain (loss) on retained interests
  in loan sales, net of tax expense of $1,017
  for 1999 and tax benefit of $15 for 1998......       1,625         (24)
                                                       -----        -----
Comprehensive income............................      $3,903       $1,526
                                                       =====        =====

 See accompanying notes to unaudited consolidated financial statements.



                    LITCHFIELD FINANCIAL CORPORATION

                  Consolidated Statements of Cash Flows
                             (In thousands)
                                Unaudited


                                                 Three Months Ended March 31,

                                                      1999         1998

Cash flows from operating activities:
   Net income.....................................   $ 2,278       $ 1,550
   Adjustments to reconcile net income to net
   cash provided by operating activities:
        Gain on sale of loans......................    (2,617)       (2,227)
        Amortization and depreciation.............       321           223
        Amortization of retained interests in
          loan sales..............................     1,726         1,436
        Provision for loan losses.................       500           350
        Deferred income taxes.....................       376           339
        Net changes in operating assets and
          liabilities:
             Restricted cash......................      (220)         (885)
             Loans held for sale..................     3,877           994
             Retained interests in loan sales.....      (483)         (563)
             Dealer/developer reserves............       208           (39)
                 liabilities......................    (3,550)         (647)
                                                      -------        ------
        Net cash provided by operating activities      2,416           531
                                                      -------        ------

Cash flows from investing activities:
   Net originations, purchases and principal
      payments on other loans.....................   (31,129)      (30,777)
   Other loans sold...............................    13,182           ---
   Collections on retained interests in
      loan sales..................................       581           931
   Capital expenditures and other assets..........      (138)         (860)
                                                     -------        ------
        Net cash used in investing activities.....   (17,504)      (30,706)
                                                     -------        ------

Cash flows from financing activities:
   Net borrowings on lines of credit..............    17,903        23,045
   Payments on term note..........................       ---          (782)
   Net proceeds from issuance of common stock.....         6            46
                                                      ------        ------
        Net cash provided by financing activities..    17,909        22,309

Net increase (decrease) in cash and cash
   equivalents....................................     2,821        (7,866)
Cash and cash equivalents, beginning of period....    10,537        19,295
                                                      ------        ------
Cash and cash equivalents, end of period..........   $13,358       $11,429
                                                      ======        ======

Supplemental Schedule on Noncash Financing and
   investing Activities:
   Exchange of loans for retained interests in
      loan sales..................................   $   333       $   447
   Transfers from loans to real estate acquired
      through forclosure..........................   $   573       $   797


Supplemental Cash Flow Information:
   Interest paid..................................   $ 4,825       $ 3,255
   Income taxes paid..............................   $ 1,353       $    31



 See accompanying notes to unaudited consolidated financial statements.


                                                               FORM 10-Q

                    LITCHFIELD FINANCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A. Basis of Presentation

     The accompanying unaudited consolidated interim financial statements as of March 31, 1999 and for the three month period ended March 31, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1998.

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

     The Company plans to adopt Statement No. 133 in the fiscal quarter beginning January 1, 2000. At the date of initial application, the Company must recognize any freestanding derivative instruments in the balance sheet as either assets or liabilities and measure them at fair value. The Company shall also recognize offsetting gains and losses on hedged assets, liabilities, and firm commitments by adjusting their carrying amounts at that date as a cumulative effect of a change in accounting principal. Whether such transition adjustment is reported in net income, other comprehensive income, or allocated between both is based on the hedging relationships, if any, that existed for that derivative instrument and were the basis for accounting prior to the application of Statement No. 133. The Company is evaluating the effect that the implementation of Statement No. 133 will have on its results of operations and financial position.

B.  Gain on Sale of  Loans and Retained Interests in Loan Sales

     Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. The previous carrying amount is allocated between the assets sold and any retained interests based on their relative fair values at the date of transfer. Retained interests in transferred assets consist primarily of subordinate portions of the principal balance of transferred assets and interest only strips, which are initially recorded at fair value.

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

     On a quarterly basis, the Company assesses the carrying value of retained interests in loans sold by comparing actual and assumed prepayment rates on a disaggregated basis reflecting factors such as origination dates and types of loans. The Company adjusts the carrying value of retained interests for unfavorable changes considered other than temporary.

     Since its inception, the Company has sold $545,831,000 of loans at face value ($492,960,000 through December 31, 1998). The principal amount remaining on the loans sold was $260,076,000 at March 31, 1999 and $238,132,000 at December 31, 1998. The Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

     The Company's exposure to loss on loans sold in the event of nonperformance by the consumer, the dealer/developer on its guarantee,
and  the   determination   that  the  collateral  is  of  no  value  was
$14,289,000  at March 31,  1999  ($12,750,000  at  December  31,  1998).
Such amounts have not been discounted. The Company repurchased $192,000 and $118,000 of loans under the recourse provisions of loan sales during the three months ended March 31, 1999 and 1998, respectively, and $491,000 during the year ended December 31, 1998. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of March 31, 1999, $25,913,000 of the Company's cash was restricted as credit enhancements in connection with certain securitization programs. To date, the Company has participated $11,414,000 of A&D and Other Loans ($10,505,000 through December 31, 1998).

     The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 50 states. The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the company. At March 31, 1999, 13.9% and 10.7% of the Serviced
Portfolio by collateral location was located in Texas and Florida, respectively, and 15.6% and 13.5% of the Serviced Portfolio by borrower location were located in Florida and Texas, respectively. At December 31, 1998, 14.7%, 10.3%, 10.2% of the Serviced Portfolio by collateral location were located in Texas, Florida and California, respectively, and 16.1% and 14.4% of the Serviced Portfolio by borrower location was located in Florida and Texas, respectively. No other state accounted for more than 7.5% of the total by either collateral or borrower location.


C. Allowance for Loan Losses and Estimated Recourse Obligations


     An analysis of the total allowances for all loan losses and recourse obligations follows:



                                                    March 31,      December 31,
                                                       1999            1998
                                                    ----------    -------------
     Allowance for losses on loans held for sale.. $  237,000      $  549,000
     Allowance for losses on other loans..........  2,371,000       2,477,000
     Estimated recourse obligations on retained
        interests in loan sales...................  4,525,000       3,681,000
                                                    ---------       ---------
                                                   $7,133,000      $6,707,000
                                                    =========       =========




D.  Debt


     The Company finances a portion of its liquidity needs with secured lines of credit with eight participating institutions. Interest rates on the lines of credit range from the Eurodollar or LIBOR rates plus 2.00% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.


     The lines of credit mature as follows:




                            Date            Amount
                         ----------     -------------
                         April 1999      $  3,000,000
                         September 1999    40,000,000
                         March 2000        25,000,000
                         April 2000        68,000,000
                                          -----------
                                         $136,000,000
                                          ===========




     Financial data relating to the Company's secured lines of credit is as follows:

   (Dollars in thousands)



                                             March 31,      December 31,
                                                 1999           1998
                                              ---------       ---------
   Lines of credit available............     $136,000       $116,000
   Borrowings outstanding at end
     of period .........................      $66,924        $49,021
   Weighted average interest rate
     at end of period...................         7.3%           7.6%
   Maximum borrowings outstanding
     at any month end...................      $76,579        $73,666
   Average amount outstanding
     during the period..................      $17,532        $37,485
   Weighted average interest rate
     during the period (determined by
     dividing interest expense by
     average borrowings)................         7.2%           7.9%



     As of March 31, 1999 and December 31, 1998, the Company had no unsecured lines of credit.

     The Company has an additional revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In June 1998, the Company amended the facility to increase the facility to $150,000,000, subject to certain terms and conditions. The facility matures in June 2001.

     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Mortgage Securities Corporation 1994, to purchase loans from the Company. In October 1998, Litchfield Mortgage Securities Corporation 1994 was merged with and into Litchfield Mortgage Securities Company 1994, LLC ("LMSC"). LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC.
Conduit A is not affiliated with the Company or its affiliates. As of March 31, 1999 and December 31, 1998, the outstanding balance of the sold or pledged loans securing this facility was $145,533,000 and $137,532,000, respectively. Outstanding borrowings at March 31, 1999 were $65,000. There were no outstanding borrowings under the line of credit at December 31, 1998. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     In March 1997, the Company closed an additional revolving line of credit and sale facility of $25,000,000 with another multi-seller of commercial paper conduit ("Conduit B"). The facility, which matures in March 2000, is subject to certain terms and conditions, credit enhancement requirements and loan eligibility criteria. The outstanding aggregate balance of the loans pledged and sold under the facility at any time cannot exceed $25,000,000.


     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Capital Corporation 1996, to purchase loans from the Company. In October 1998, Litchfield Capital Corporation 1996, was merged with and into Litchfield Capital Company 1996, LLC ("LCC"). LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of March 31, 1999 and December 31, 1998, the outstanding aggregate balance of the loans sold or pledged under the facility was $9,647,000 and $10,632,000, respectively. There were no outstanding  borrowings  under the line of  credit as of March 31,  1999 or December 31, 1998. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     The  Company  also  finances  a  portion  of  its  liquidity   with
long-term debt. The following table shows the total long-term debt outstanding at March 31, 1999 and December 31, 1998:

                                     March 31,     December 31,
                                      1999          1998
         (Dollars in thousands)
         9.3% Notes...............  $ 20,000     $ 20,000
         8.45% Notes due 2002.....    51,282       51,282
         8.875% Notes due 2003....    15,066       15,066
         8.25% Notes due 2003.....    10,000       10,000
         9.25% Notes due 2003.....    20,000       20,000
         10% Notes due 2004.......    18,240       18,240
                                     -------      -------
                                    $134,588     $134,588
                                     =======      =======



     The Company shall have the option to redeem all or any portion of the long-term notes at predetermined redemption prices. The earliest call date of each issuance is as follows:

              9.3% Notes.........................   April 1998
              8.45% Notes due 2002...............November 1999
              8.875% Notes due 2003..............    June 1996
              8.25% Notes due 2003...............November 2000
              9.25% Notes due 2004...............December 2000
              10% Notes due 2004.................   April 1998



E. Derivative Financial Instruments Held for Purposes Other than
Trading

     The Company entered into two interest rate swap agreements to manage its basis exposures. The swap agreements involve the payment of interest to the counterparty at the prime rate on a notional amount of $110,000,000 and the receipt of interest at the commercial paper rate plus a spread of 277 basis points on a notional amount of $80,000,000 and the LIBOR rate plus a spread of 267 basis points on notional amount of $30,000,000. The swap agreements expire in June 2000. There is no exchange of the notional amounts upon which the interest payments are based.

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

     The Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive payments, based on an amortizing notional amount, when commercial paper rates exceed 8.0%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. The notional amount outstanding at March 31, 1999 was $3,548,000. This agreement expires in July 2005.

     The Company does not use interest rate swap agreements or other derivative instruments for speculation. The Company is exposed to credit loss in the event of non-performance by the swap counterparty or the cap provider.


F. Subsequent Events

     On April 14, 1999, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission covering $100,000,000 in aggregate principal amount of (i) trust preferred securities for issuance by Litchfield Capital Trust I and Litchfield Capital Trust II, subsidiaries of the Company and statutory business trusts created under the laws of the state of Delaware (the "Trusts"),
(ii) junior subordinated debt securities of the Company, and (iii) guarantee of preferred securities of the Trusts by the Company. In connection with this offering, the Trusts will sell the preferred securities to the public and common securities to the Company, use the proceeds from those sales to buy an equivalent principal amount of junior subordinated debentures issued by the Company and distribute the interest payments it receives on the junior subordinated debentures to the holders of preferred and common securities.





                                                                FORM 10-Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

    Except for the historical information contained or incorporated by reference in this Form 10-Q, the matters discussed or incorporated by reference herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth under "Risk Factors" as well as the following: general economic and business conditions; industry trends; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. Special attention should be paid to such forward-looking statements including, but not limited to, statements relating to (i) the Company's ability to execute its growth strategies and to realize its growth objectives and (ii) the Company's ability to obtain sufficient resources to finance its working capital needs and provide for its known obligations. Refer to the Company's annual report on Form 10-K for the year ended 1998 for a complete list of factors as discussed under "Risk Factors".

Overview

     Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides this financing by making loans to businesses secured by consumer receivables or other assets and by purchasing consumer loans.

     The Company provides financing to rural land dealers, timeshare resort developers and other finance companies secured by receivables ("Hypothecation Loans"). The Company also purchases consumer loans ("Purchased Loans") consisting primarily of loans to purchasers of rural ("Land Loans") and vacation properties and vacation ownership interests ("VOI Loans") popularly known as timeshare interests, and provides loans to dealers and developers for the acquisition and development ("A&D Loans") of rural land and timeshare resorts. In addition, the Company purchases other loans, such as consumer home equity loans, mortgages and construction loans and tax lien certificates, and provides financing to other businesses.

     The Company extends Hypothecation Loans to land dealers, resort developers and other finance companies secured by receivables. Hypothecation Loans typically have advance rates of 75% to 90% of the current balance of the pledged receivables and variable interest rates based on the prime rate plus 2% to 4%.

     The Company also purchases Land Loans and VOI Loans. Land Loans are typically secured by one to twenty acre rural parcels. Land Loans are secured by property located in 38 states, predominantly in the southern United States. VOI Loans typically finance consumer purchases of ownership interests in fully furnished vacation properties. VOI Loans are secured by property located in 18 states, predominantly in California, Florida and Pennsylvania. The Company requires most dealers or developers from whom it buys loans to guarantee repayment or replacement of any loan in default. Ordinarily, the Company retains a percentage of the purchase price as a reserve until the loan is repaid.


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

     The principal sources of the Company's revenues are interest and fees on loans, gains on sales of loans and servicing and other income. Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.


Results of Operations

     The following table sets forth the percentage relationship to revenues, unless otherwise indicated, of certain items included in the Company's statements of income.



                                                     Three Months
                                                        Ended
                                                       March  31,
                                                      ----------

                                                       1999    1998

 Revenues
         Interest and fees on loans.............      71.2%   65.8%
         Gain on sale of loans..................      23.6    28.0
         Servicing and other income.............       5.2     6.2
                                                     -----   -----
                                                     100.0   100.0
                                                     -----   -----
 Expenses
         Interest expense.......................      41.8    37.7
         Salaries and employee benefits.........      11.4    14.2
         Other operating expenses...............       8.9    12.0
         Provision for loan losses..............       4.5     4.4
                                                     -----   -----
                                                      66.6    68.3
                                                     -----   -----

     Income before income taxes.................      33.4    31.7
     Provision for income taxes.................      12.9    12.2
                                                     -----   -----
     Net income.................................      20.5%   19.5%
                                                     =====   =====



     Revenues increased 39.3% to $11,075,000 for the three months ended March 31, 1999, from $7,953,000 for the same period in 1998. Net income for the three months ended March 31, 1999 increased 47.0% to $2,278,000 compared to $1,550,000 for the same period in 1998. Net income as a percentage of revenues was 20.5% for the three months ended March 31, 1999 compared to 19.5% for the three months ended March 31, 1998. Loan purchases and originations grew 45.2% to $97,991,000 for the three months ended March 31, 1999 from $67,493,000 for the same period in 1998. The Serviced Portfolio increased 47.8% to $500,465,000 at March 31, 1999 from $338,502,000 at March 31, 1998.

     Interest and fees on loans increased 50.7% to $7,887,000 for the three months ended March 31, 1999 from $5,233,000 for the same period in 1998, primarily as the result of the higher average balance of other loans during the 1999 period, which was only partially offset by a decrease in the average rate. The average rate earned on the Serviced Portfolio decreased to 11.5% at March 31, 1999 from 12.0% at March 31, 1998, primarily due to the reduction in the prime rate and the effect of the growth in Hypothecation Loans as a percentage of the portfolio. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but servicing costs and loan losses are generally less as well.

     Gain on the sale of loans increased 17.5% to $2,617,000 for the three months ended March 31, 1999 from $2,227,000 in the same period in 1998. The volume of loans sold increased 185.8% to $52,871,000 for the three months ended March 31, 1999 from $18,502,000 during the three months ended March 31, 1998. The increase in the gain on sale of loans was not proportionate to the increase in the loans sold volume primarily due to the mix of loans sold during the three months ended March 31, 1999. The yield on Hypothecation and home equity loan sales is generally lower than the yield on Land and VOI loan sales. Hypothecation and home equity loans sold were $36,683,000 for the three months ended March 31, 1999. There were no Hypothecation or home equity loans sold for the three months ended March 31, 1998. Land and VOI loans sold were $16,188,000 for the three months ended March 31, 1999 as compared to $18,502,000 for the three months ended March 31, 1998.

     Servicing and other income increased 15.8% to $571,000 for the three months ended March 31, 1999, from $493,000 for the same period in 1998 largely due to the increase in the other fee income and prepayment penalties from Hypothecation Loans. Although loans serviced for others increased 41.2% to $260,075,000 as of March 31, 1999 from $184,157,000 at March 31, 1998, servicing income remained relatively constant due to an increase in Hypothecation Loans serviced for others and a decrease in the average servicing fee per loan.

     Interest expense increased 54.4% to $4,628,000 during the three months ended March 31, 1999 from $2,997,000 for the same period in 1998. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by lower rates. During the three months ended March 31, 1999, borrowings averaged $211,149,000 at an average rate of 8.4%, as compared to $119,195,000 at an average rate of 8.9% during the same period in 1998. Interest expense includes the amortization of deferred debt issuance costs.

     Salaries and employee benefits increased 11.7% to $1,266,000 for the three months ended March 31, 1999 from $1,133,000 for the same period in 1998 because of an increase in the number of employees in 1999 and, to a lesser extent, an increase in salaries. Personnel costs as a percentage of revenues decreased to 11.4% for the three months ended March 31, 1999 compared to 14.2% for the same period in 1998. Also, as a percentage of the Serviced Portfolio, personnel costs decreased to 1.1% for the three months ended March 31, 1999 compared to 1.4% for the same period in 1998. Total salaries and employee benefits plus other operating expensed as a percentage of revenues decreased to 20.3% for the three months ended March 31, 1999 from 26.2% for the same period in 1998.


     Other operating expenses increased 2.6% to $978,000 for the three months ended March 31, 1999 from $953,000 for the same period in 1998. Other operating expenses increased due to the growth in the Serviced Portfolio that was only partially offset by the decrease in third party servicing expenses related to bringing customer service and collections in-house. As a percentage of revenues, other operating expenses decreased to 8.9% for the three months ended March 31, 1999 compared to 12.0% for the corresponding period in 1998. As a percentage of the Serviced Portfolio, other operating expenses decreased to 0.8% for the three months ended March 31, 1999 from 1.2% for the same period in 1998.

     During the three months ended March 31, 1999, the provision for loan losses increased 42.9% to $500,000 from $350,000 for the same period in 1998 primarily due to the growth of the Serviced Portfolio.


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

     Since its inception, the Company has sold $545,831,000 of loans at face value ($492,960,000 through December 31, 1998). The principal amount remaining on the loans sold was $260,076,000 at March 31, 1999 and $238,132,000 at December 31, 1998. In connection with certain loan sales, the Company commits to repurchase from investors any loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $14,289,000 of loans at March 31, 1999 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $192,000 and
$118,000 of such loans under the recourse provisions of loan sales during the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, $25,913,000 of the Company's cash was restricted as credit enhancement for certain securitization programs. To date, the Company has participated $11,414,000 of A&D and Other Loans ($10,505,000 through December 31, 1998).

     The Company funds its loan purchases in part with borrowings under various lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. These lines of credit totaled $136,000,000 and $116,000,000 at March 31, 1999 and December 31, 1998, respectively. Outstanding borrowings on these lines of credit were $66,859,000 at March 31, 1999. Interest rates on these lines of credit range from the Eurodollar or LIBOR rate plus 2.00% to the prime rate plus 1.25%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.

     The Company also finances its loan purchases with two revolving line of credit and sale facilities as part of asset backed commercial paper facilities with multi-seller commercial paper issuers. Such facilities totaled $175,000,000 at March 31, 1999 and December 31,
1998. As of March 31, 1999 and December 31, 1998, the outstanding balances of loans sold or pledged under these facilities were $155,180,000 and $148,164,000, respectively. Outstanding borrowings under these lines of credit at March 31, 1999 were $65,000. There were no outstanding borrowings under these line of credit at December 31, 1998. Interest is payable on these lines of credit based on certain commercial paper rates.

     In June 1998, the Company issued 1,000,000 shares of common stock at $19 per share. The net proceeds of the offering were $17,717,000 and were used to pay down certain lines of credit. In connection with
the  underwriters   option  to  purchase   additional  shares  to  cover
over-allotments, the Company issued an additional 166,500 shares in July 1998. Net proceeds of these shares totaled $2,990,000 and were also used to pay down certain lines of credit.

     The  Company  also  finances  its  liquidity  needs  with  long-term
debt.   Long-term  debt  totaled  $134,588,000  at  March  31,  1999  and
December 31, 1998.

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

     The Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, which at March 31, 1999 was $3,548,000, when commercial paper rates exceed 8%. This agreement expires in July 2005.

     Historically,   the  Company   has  not   required   major   capital
expenditures to support its operations.

Credit Quality and Allowances for Loan Losses

     The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and estimated future losses on such assets. Past-due loans (loans 31 days or more past due which are not covered by dealer/developer reserves or guarantees) as a percentage of the Serviced Portfolio as of March 31, 1999, increased to .98% from .95% at December 31, 1998. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. When the Company does not receive guarantees on loan portfolios purchased, it adjusts its purchase price to reflect anticipated losses and its required yield. This purchase adjustment is recorded as an increase in the allowance for loan losses and is used only for the respective portfolio. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $7,133,000 at March 31, 1999 compared to $6,707,000 at December 31,
1998. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at March 31, 1999 remained relatively constant at 1.43% as compared to 1.44% at December 31, 1998.

     As part of the Company's financing of Purchased Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Purchased Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,187,000 and $9,979,000 at March 31, 1999 and December 31, 1998, respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with "Year 2000" requirements.

     State of Readiness. The year 2000 readiness process consists of the following phases: (i) identification of all IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures. The Company has evaluated the year 2000 readiness of the information technology systems used in its operations ("IT Systems") and it non-IT Systems, such as building security, voice mail and other systems. Non-compliant IT Systems and non-IT Systems are expected to be remedied by the end of the second quarter 1999.

     The Company's current financial and accounting software was installed in October 1998, and the supplier has informed the Company that such software is year 2000 compliant. The Company uses a third party servicer to perform some functions, such as receipt and posting of loan payments and other loan related activity. The third party servicer has represented to the Company that its systems are year 2000 compliant. In addition, the Company relies upon various vendors, governmental agencies, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of its control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a
material  adverse  effect  on  the  Companys   financial  condition  and
results of operations.

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

     Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating year 2000 compliance matters generally. The Company believes that internally generated funds or available cash should be sufficient to cover the projected costs associated with any modifications to existing software to make it year 2000 compliant. However, no assurances can be given that such modifications can be made in a timely and cost effective manner. Failure to make timely modifications could, in a worse case scenario, result in the inability to process loans and loan related data and could have a material adverse effect on the Company. At this time, the Company does not possess all the information necessary to estimate the potential impact of year 2000 compliance issues relating to its other IT-Systems, non-IT Systems, its vendors, its customers and other parties. Such impact, including the effect of a year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.


     Contingency Plan. The Company has not yet developed a year 2000-specific contingency plan. If further year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to such issues.

Inflation

     Inflation has not had a significant effect on the Company's operating results to date.









































Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   As of March 31, 1999, the Company had the following estimated sensitivity profile:


         Interest  rate  changes  (in basis points)       100          (100)
         Impact on earnings per share                  ($0.01)        $0.06
         Impact on interest income and
           pre-tax earnings                          ($62,000)     $417,000

























PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

        None

Item 2.  Changes in Securities and Use of Proceeds

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on April 23, 1999, Gerald Segel and Heather Sica were elected to serve as directors of the Company for a term of three years. Gerald Segel was elected by a vote of 5,194,699 shares voting for his election and 14,604 shares withheld. Heather Sica was elected by a vote of 5,096,991 shares voting for her election and 112,312 shares withheld.

        The Company solicited proxies for the Annual Meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Company's nominees for director, and the nominees were elected.




















       Item 5.  Other Information
                    SUMMARY CONSOLIDATED FINANCIAL INFORMATION
                          (Dollars in thousands, except per share data)

                                                                                 Three Months Ended
                                   Year Ended December 31,                            March 31,

Statement of Income
Data (1):                  1998       1997        1996       1995       1994        1999        1998



Revenues:
  Interest and fees
    on loans........... $  25,736  $  19,374  $  14,789  $  11,392  $   5,669  $   7,887   $   5,233
  Gain on sale of
    loans..............    10,691      8,564      7,331      5,161      4,847      2,617       2,227
  Servicing and other
    income.............     2,379      1,753      1,576        908        459        571         493
                          -------   --------    -------    -------    -------    -------     -------
     Total revenues....    38,806     29,691     23,696     17,461     10,975     11,075       7,953
                          -------   --------    -------    -------    -------    -------     -------
Expenses:
  Interest expense.....    14,265     10,675      7,197      6,138      3,158      4,628       2,997
  Salaries and
    employee benefits..     4,806      3,399      2,824      2,798      1,776      1,266       1,133
  Other operating
    expenses...........     3,834      3,480      3,147      2,120      1,164        978         953
  Provision for
    loan losses........     1,532      1,400      1,954        890        559        500         350
                           ------     ------     ------     ------     ------    -------     -------
     Total expenses....    24,437     18,954     15,122     11,946      6,657      7,372       5,433
                           ------     ------     ------     ------     ------    -------     -------
Income before income
  taxes and
  extraordinary item...    14,369     10,737      8,574      5,515      4,318      3,703       2,520
Provision for
  income taxes.........     5,537      4,134      3,301      2,066      1,619      1,425         970
                           ------     ------     ------     ------     ------     ------      ------
Income before
  extraordinary item...     8,832      6,603      5,273      3,449      2,699      2,278       1,550
Extraordinary item (2).      ( 77)      (220)       ---        ---       (126)       ---         ---
                           -------    -------    -------    -------    -------    -------     -------
     Net income........ $   8,755  $   6,383  $   5,273  $   3,449  $   2,573  $   2,278   $   1,550
                           =======    =======    =======    =======    =======    =======     =======
Basic per common share amounts:
 Income before
  extraordinary item... $    1.41  $    1.19  $     .97  $     .80  $     .66  $     .33   $     .27
 Extraordinary item....      (.01)      (.04)      ---        ---        (.03)       ---         ---
                           -------    -------   -------    -------    -------    -------     -------
 Net income per share.. $    1.40  $    1.15  $     .97  $     .80  $     .63  $     .33   $     .27
                           =======    ========   =======    =======    =======    =======     =======
Basic weighted average
  number of shares
  outstanding.......... 6,273,638  5,572,465  5,441,636  4,315,469  4,116,684  6,886,559   5,659,756

Diluted per common
share amounts:
  Income before
   extraordinary item.. $    1.34   $   1.12  $     .93  $     .76   $    .63  $     .32   $     .26
  Extraordinary item...      (.01)      (.04)       ---        ---       (.03)       ---         ---
                           -------     ------    -------     ------    -------    -------     -------
  Net income per share. $    1.33   $   1.08  $     .93  $     .76   $    .60  $     .32   $     .26
                           =======     ======    =======    =======    =======    =======     =======
Diluted weighted
average number of
shares outstanding..... 6,604,367   5,909,432 5,682,152  4,524,607   4,282,884 7,192,378   6,020,158

Cash dividends declared
 per Common share...... $     .07   $     .06 $     .05  $     .04   $     .03 $     ---   $     ---


Other Statement of
Income Data:
Income before
 extraordinary item
 as a percentage
 of  revenues..........      22.8%       22.3%    22.3%       19.8%       24.6%     20.6%       19.5%
Ratio of EBITDA to
 interest   expense
 (3)...................      2.13        2.17     2.38        2.05        2.64      2.10        2.14
Ratio of earnings
 to fixed charges (4)..      2.01        2.01     2.19        1.90        2.37      1.98        2.01
Return on average
 assets (5)............       3.7%        3.8%     4.0%        3.7%        4.6%      3.0%        3.1%
Return on average
 equity (5)............      13.2%       14.1%    13.3%       16.6%       17.2%     11.0%       11.8%

__________



(1) Certain amounts in the 1994 through 1996 financial information have been restated to conform to the 1997 through 1999 presentation.
(2) Reflects loss on early extinguishment of a portion of the 1992 Notes (as defined herein), net of applicable tax benefit of $76,000, for 1994, of the remainder of the 1992 Notes, net of applicable tax benefit of $138,000, for 1997, and of the term note payable, net applicable tax benefit of $48,000, for 1998.
(3) The ratio of EBITDA to interest expense is required to be calculated for the twelve month period immediately preceding each calculation date, pursuant to the terms of the indentures to which the Company is subject. EBITDA is defined as earnings before deduction of taxes, depreciation, amortization of debt costs, and interest expense (but after deduction for any extraordinary item).
(4) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items and fixed charges. Fixed charges consist of interest charges and the amortization of debt expense.
(5)   Calculations are based on income before extraordinary item.


        SUMMARY CONSOLIDATED FINANCIAL INFORMATION - (Continued)
              (Dollars in thousands, except per share data)


                                     December 31,                        March. 31,
Balance Sheet Data (6):    1998     1997      1996      1995      1994      1999
Total assets..........  $293,882  $186,790  $152,689  $112,459  $ 63,487  $313,355
Loans held for sale(7)    19,750    16,366    12,260    14,380    11,094    16,111
Other loans (7).......   191,292    86,307    79,996    33,613    15,790   209,345
Retained interests in
loan sales (7)........    28,883    30,299    28,912    22,594    11,996    30,556
Secured debt..........    49,021     5,387    43,727     9,836     5,823    66,924
Unsecured debt........   134,588   105,347    46,995    47,401    29,896   134,588
Stockholders' equity..    82,094    52,071    42,448    37,396    16,610   86,005



                                                                      Three months
                                                                         ended
                                  Year Ended December 31,              March 31,

Other Financial Data:      1998     1997      1996      1995      1994       1999
Loans purchased and
originated (8)........  $375,292  $184,660  $133,750  $121,046  $ 59,798  $ 97,991
Loans sold (8)........   144,762    98,747    54,936    65,115    40,116    52,871
Loans participated(8).     3,569     6,936       ---       ---       ---       909
Serviced Portfolio (9)   466,912   304,102   242,445   176,650   105,013   500,465
Loans serviced for
others................   238,132   179,790   129,619   111,117    72,731   260,076
Dealer/developer
reserves..............     9,979    10,655    10,628     9,644     6,575    10,187
Allowance for loan
losses (10)...........     6,707     5,877     4,528     3,715     1,264     7,133
Allowance ratio (11)..      1.44%     1.93%     1.87%     2.10%     1.20%     1.43%
Delinquency ratio (12)      0.95%     1.20%     1.34%     1.73%      .93%      .98%
Net charge-off ratio
(8)(13)...............       .58%      .74%      .94%      .67%      .38%      .55%
Non-performing asset
ratio (14)............       .84%     1.03%     1.57%     1.35%     1.02%      .90%

__________

(6) In 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of
    Financial Assets and Extinguishments of Liabilities." Consequently, certain amounts included in the 1994 through 1996 financial statements have been reclassified to conform with the 1997 through 1999 presentations: "Subordinated pass through certificates held to maturity," "Excess servicing asset" and "Allowance for loans sold" have been reclassified as "Retained interests in loan sales." In addition,  "Loans  held for  investment"  have been  reclassified  as
    "Other loans."
(7) Amount indicated is net of allowance for losses and recourse obligation on retained interests in loan sales.
(8) During the relevant period.
(9) The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company.
(10)  The  allowance  for  loan  losses   includes   estimated   recourse
    obligations for loans sold.   See Note C to financial statements.
(11) The allowance ratio is the allowances for loan losses divided by the amount of the Serviced Portfolio.
(12) The delinquency ratio is the amount of delinquent loans divided by the amount of the Serviced Portfolio. Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.
(13) The net charge-off ratio is determined by dividing the amount of net charge-offs for the period by the average Serviced Portfolio for the period. The March 31, 1999 amount is calculated on an annualized basis.
(14) The non-performing asset ratio is determined by dividing the sum of the amount of those loans which are 91 days or more past due and other real estate owned by the amount of the Serviced Portfolio.


                                BUSINESS


Overview


     Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides this financing by making loans to businesses secured by consumer receivables or other assets and by purchasing consumer loans.

     The Company provides financing to rural land dealers, timeshare resort developers and other finance companies secured by receivables ("Hypothecation Loans"). The Company also purchases consumer loans ("Purchased Loans") consisting primarily of loans to purchasers of rural ("Land Loans") and vacation properties and vacation ownership interests ("VOI Loans") popularly known as timeshare interests, and provides loans to dealers and developers for the acquisition and development ("A&D Loans") of rural land and timeshare resorts. In addition, the Company purchases other loans, such as consumer home equity loans, mortgages and construction loans and tax lien certificates, and provides financing to other businesses.

     The principal sources of the Company's revenues are interest and fees on loans, gains on sales of loans and servicing and other income. Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Because a significant portion of the Company's revenues is comprised of gains realized upon sales of loans, the timing of such sales has a significant effect on the Company's results of operations.



Characteristics of the Serviced Portfolio, Loan Purchases and
Originations


    The following table shows the growth in the diversity of the Serviced Portfolio from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A&D Loans and Other Loans:

                                    December 31,               March 31,
                         ------------------------------------  ---------

                          1998    1997    1996    1995    1994    1999
                          ----    ----    ----    ----    ----    ----
Purchased Loans.......... 38.4%   56.6%   67.1%   81.6%   85.3%   37.1%
Hypothecation Loans...... 35.2    26.9    20.7    12.5     9.0    36.8
A&D Loans................ 11.2    13.7     8.7     3.1     3.3    12.7
Other Loans.............. 15.2     2.8     3.5     2.8     2.4    13.4
                         ------  ------  ------  -----   ------  ------
          Total......... 100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
                         ======  ======  ======  ======  ======  ======






     The following table shows the growth in the diversity of the Company's originations from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A&D Loans and Other Loans:


                                                        Three Months
                                                             Ended
                             Year Ended December 31,        March 31,
                      --------------------------------     -----------
                      1998   1997   1996   1995   1994     1999  1998
                      ----   ----   ----   ----   ----     ----  ----
Purchased Loans.....  14.9%  30.3%  49.9%  71.4%  67.6%    17.5%  25.8%
Hypothecation Loans.  48.6   37.1   29.6   20.9   22.2     50.4   58.2
A&D Loans...........  10.2   24.0   14.4    3.1    6.0     17.4   11.5
Other Loans.........  26.3    8.6    6.1    4.6    4.2     14.7    4.5
                     ------ ------ ------ ------ ------   ------  -----
     Total.......... 100.0% 100.0% 100.0% 100.0% 100.0%   100.0%  100.0%
                     ====== ====== ====== ====== ======   ======  ======




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

                                  Principal Amount of Loans
                         ------------------------------------------------
                                       December 31,             March 31,
                            1998    1997   1996   1995    1994    1999
                            ----    ----   ----   ----    ----    ----
   Southwest...............  32%     30%   26%     16%     19%     33%
   South...................  30      31    31      31      37      29
   West....................  19      17    20      20       3      18
   Mid-Atlantic.............  8      10    10      16      16       9
   Northeast...............  11      12    13      17      25      11
                            ----   ----   ----    ----    ----    ----
        Total.............  100%   100%   100%    100%    100%    100%
                            ====   ====   ====    ====    ====    ====



      a. Land Loans

    Dealers from whom the Company purchases Land Loans are typically closely-held firms with annual revenues of less than $3.0 million. Dealers generally purchase large rural tracts (generally 100 or more acres) from farmers or other owners and subdivide the property into one to twenty acre parcels for resale to consumers. Generally the subdivided property is not developed significantly beyond the provision of graded access roads. In recreational areas, sales are made primarily to urban consumers who wish to use the property for a vacation or retirement home or for recreational purposes such as fishing, hunting or camping. In other rural areas, sales are more commonly made to persons who will locate a manufactured home on the parcel. During the three months ended March 31, 1999, the Company acquired approximately
$16.9  million of Land  Loans.  The  aggregate  principal  amount of Land
Loans purchased from individual dealers during the three months ended March 31, 1999 varied from a low of approximately $6,300 to a high of approximately $3.4 million. As of March 31, 1999 and December 31, 1998, the five largest dealers accounted for approximately 19.0% and 20.6%, respectively, of the principal amount of the Land Loans in the Serviced Portfolio. No single dealer accounted for more than 4.8% and 5.4% at March 31, 1999 and at December 31, 1998, respectively.

    As of  March  31,  1999 and  December  31,  1998,  33.7%  and  34.3%,
respectively, of the Serviced Portfolio consisted of Land Loans. The average principal balance of such Land Loans were approximately $13,400 and $13,100 at March 31, 1999 and December 31, 1998, respectively. The following table sets forth as of March 31, 1999, the distribution of Land Loans in the Company's Serviced Portfolio:



                                    Percentage of              Percentage of
Principal Balance        Principal    Principal    Number of      Number of
                           Amount      Amount        Loans          Loans


Less than $10,000........$ 29,143,000     17.3%       5,615          44.6%
$10,000-$19,999..........$ 62,324,000     37.0        4,374          34.7
$20,000 and greater......$ 77,211,000     45.7        2,605          20.7
                          -----------    ------      ------         ------
   Total.................$168,678,000    100.0%      12,594         100.0%
                          ===========    ======      ======         ======



    As of March 31, 1999 and December 31, 1998, the weighted average interest rate of the Land Loans included in the Company's Serviced Portfolio was 12.0%. The weighted average remaining maturity was 12.2 and 12.0 years at March 31, 1999 and December 31, 1998, respectively. The following table sets forth as of March 31, 1999 the distribution of interest rates payable on the Land Loans:



                                                         Percentage of
                                          Principal         Principal
Interest Rate                              Amount             Amount
-------------                             ---------        ------------
Less than 12.0%........................ $ 59,556,000           35.3%
12.0%-13.9%............................   85,349,000           50.6
14.0% and greater......................   23,773,000           14.1
                                        ------------          ------
     Total............................. $168,678,000          100.0%
                                        ============          ======



    As of March 31, 1999 and December 31, 1998, the Company's Land Loan borrowers resided in 50 states, the District of Columbia and nine and two territories or foreign countries, respectively.


      b. VOI Loans

    The Company purchases VOI Loans from various resort developers. The Company generally targets small to medium size resorts with completed amenities and established property owners associations. These resorts participate in programs that permit purchasers of VOIs to exchange their timeshare intervals for timeshare intervals in other resorts around the world. During the three months ended March 31, 1999, the Company acquired approximately $292,000 of VOI Loans. As of March 31, 1999 and December 31, 1998, the five largest developers accounted for approximately 34.3% and 35.1%, respectively, of the principal amount of the VOI Loans in the Serviced Portfolio. No single developer accounted for more than 9.5% and 9.4% at March 31, 1999 and December 31, 1998, respectively.

    As  of  March  31,  1999  and  December  31,  1998,  3.4%  and  4.1%,
respectively, of the Serviced Portfolio consisted of VOI Loans. The average principal balance of such VOI Loans was approximately $3,300 and $3,400, at March 31, 1999 and December 31, 1998, respectively. The following table sets forth as of March 31, 1999 the distribution of VOI
Loans:



                                    Percentage of              Percentage of
Principal Balance        Principal    Principal    Number of      Number of
                           Amount      Amount        Loans          Loans

Less than $4,000......  $ 6,908,000       40.3%      3,392         66.2%
$4,000-$5,999.........    5,725,000       33.5       1,159         22.6
$6,000 and greater....    4,492,000       26.2         575         11.2
                        -----------      ------      -----        ------
     Total............  $17,125,000      100.0%      5,126        100.0%
                        ===========      ======      =====        ======





    As of March 31, 1999 and December 31, 1998, the weighted average interest rate of the VOI Loans included in the Company's Serviced Portfolio was 14.6%, and the weighted average remaining maturity was
3.6 and 3.7 years, respectively. The following table sets forth as of March 31, 1999 the distribution of interest rates payable on the VOI
Loans:


                                                        Percentage of
                                          Principal         Principal
Interest Rate                              Amount             Amount
-------------                             ---------        ------------

Less than 14.0%.....................    $ 7,260,000           42.4%
14.0%-15.9%.........................      3,932,000           23.0
16.0% and greater...................      5,933,000           34.6
                                        -----------          ------
     Total..........................    $17,125,000          100.0%
                                        ===========          ======


      As of March 31, 1999 and December 31, 1998, the Company's VOI borrowers resided in 50 states, the District of Columbia and three territories or foreign countries.


   (2) Hypothecation Loans

    The Company extends Hypothecation Loans to land dealers and resort developers and other businesses secured by receivables. The Company has expanded its marketing of Hypothecation Loans to include loans to other finance companies secured by other types of collateral. These loans may be larger than the Company's average Hypothecation Loans and may provide the Company with an option to take an equity position in the borrower. During the three months ended March 31, 1999, the Company extended or acquired approximately $49.4 million of Hypothecation Loans, of which $8.9 million, or 18.0%, were secured by Land Loans, $28.7 million, or 58.1%, were secured by VOI Loans and $11.8 million, or 23.9%, were secured by other types of collateral such as tax lien certificates, accounts receivable and mortgages.

    The Company generally extends Hypothecation Loans based on advance rates of 75% to 90% of the eligible receivables which serve as collateral. The Company's Hypothecation Loans are generally made at variable rates based on the prime rate of interest plus 2% to 4%. As of March 31, 1999 and December 31, 1998, the Company had $184.0 million and $164.5 million of Hypothecation Loans outstanding, none of which were 31 days or more past due. During the three months ended March 31, 1998, the Company acquired a $17.0 million participation interest in a Hypothecation Loan from another financial institution. As planned, in May of 1998, the Company purchased the underlying receivables, which the Company has reclassified as Other Loans. The proceeds of the receivables purchased were applied to pay off the Company's participation interest. At March 31, 1999, Hypothecation Loans ranged in size from less than $500 to $25.0 million with an average principal balance of $2,000,000. At December 31, 1998, Hypothecation Loans ranged in size from less than $500 to $21.5 million with an average balance of $1,678,000. The five largest Hypothecation Loans represented 15.1% and 15.5% of the Serviced Portfolio at March 31, 1999 and December 31, 1998, respectively.


  (3) A&D Loans

    The Company also makes A&D Loans to dealers and developers for the acquisition and development of rural and timeshare resorts in order to finance additional receivables generated by the A&D Loans. During the three months ended March 31, 1999, the Company made $17.0 million of A&D Loans to land dealers and resort developers, of which $1.0 million, or 6.0%, were secured by land and $16.0 million, or 94.0%, were secured by resorts under development.

    The Company generally makes A&D Loans to land dealers and resort developers based on loan to value ratios of 60% to 80% at variable rates based on the prime rate plus 2% to 4%. As of March 31, 1999 and
December 31, 1998, the Company had $63.5 million and $52.3 million, respectively, of A&D Loans outstanding, none of which were 31 days or more past due. At March 31, 1999 and December 31, 1998, A&D Loans were secured by timeshare resort developments and rural land subdivisions in 17 states and one territory and 16 states and one territory, respectively. A&D Loans ranged in size from $6,600 to $10.6 million with an average principal balance of $1,025,000 at March 31, 1999. A&D Loans ranged in size from $1,700 to $9.5 million with an average principal balance of $780,000 at December 31, 1998. The five largest A&D Loans represented 5.9% and 4.7%, of the Serviced Portfolio at March 31, 1999 and December 31, 1998, respectively.

  (4) Other Loans

    At March 31, 1999, Other Loans consisted primarily of consumer home equity, mortgage and construction loans, other secured commercial loans and tax lien certificates. Historically, the Company has made or acquired certain other secured and unsecured loans as it has identified additional lending opportunities or lines of business for possible future expansion as it did with VOI Loans and Hypothecation Loans. In May of 1998, the Company purchased 232 builder construction loans totaling $32.7 million, a portion of which had previously been collateral for the Hypothecation Loan in which the Company owned a participation interest. At March 31, 1999 and December 31, 1998, the Company had 169 and 176 of the builder construction loans totaling $37.0 million and $33.9 million, respectively. In October 1998, the Company began purchasing tax lien certificates. At March 31, 1999 and December 31, 1998 the Company held $17.3 million and $21.2 million, respectively, of such certificates. The Company had $67.2 million and $71.0 million of Other Loans, 1.60% and 1.33% of which were 91 days or more past due at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999, Other Loans ranged in size from less than $500 to $891,000 with an average principal balance of $16,500. At December 31, 1998, Other Loans ranged in size from less than $500 to $875,000 with an average principal balance of $23,200. The five largest Other Loans represent 0.8% of the Serviced Portfolio at March 31, 1999 and December 31, 1998.

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

    The Company's loan policy is to purchase Land and VOI Loans from $3,000 to $50,000. On a case by case basis, the Company will also consider purchasing such loans in excess of $50,000. As of March 31, 1999, the Company had 162 Land Loans exceeding $50,000 representing 1.3% of the number of such loans in the Serviced Portfolio, for a total of $11.4 million. There were no VOI Loans exceeding $50,000 as of March 31, 1999. The Company will originate Hypothecation Loans up to $15 million and A&D Loans up to $10 million. From time to time, the Company may have an opportunity to originate larger Hypothecation Loans or A&D Loans in which case the Company would seek to participate such loans with other financial institutions. As of March 31, 1999, the Company's five largest Hypothecation Loan relationships had aggregate loan balances ranging from $11.4 million to $25.0 million and its largest A&D Loan relationship had an aggregate loan balance of $12.2 million. Construction Loans greater than $200,000 and any other loans greater than $100,000 must be approved by the Credit Committee which is comprised of the Chief Executive Officer, four Executive Vice Presidents and a Senior Vice President.

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

    The Company extends a limited number of its loans for reasons the Company considers acceptable such as temporary loss of employment or
serious  illness.   In  order  to  qualify  for  a  one  to  three  month
extension, the customer must make three timely payments without any intervention from the Company. For extensions of four to six months, the customer must make four to six timely payments, respectively, without any intervention from the Company. The Company will not extend a loan more than two times for an aggregate six months over the life of the loan. The Company has extended approximately 1.0% of its loans through March 31, 1999. The Company does not generally modify any other loan terms such as interest rates or payment amounts.

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

    Serviced Portfolio


    The   following   table  shows  the   Company's   delinquencies   and
delinquency rates, net of dealer/developer reserves and guarantees, for the Serviced Portfolio:

                                                                                       Three Months
                                                                                          Ended
                                          Year Ended December 31,                       March 31,
                          ------------------------------------------------------------
                           1998         1997       1996           1995        1994         1999
                           ----         ----       ----           ----        ----         ----
Serviced Portfolio....$466,912,000 $304,102,000 $242,445,000 $176,650,000 $105,013,000 $500,465,000
Delinquent loans (1)..   4,456,000    3,642,000    3,255,000    3,062,000      981,000    4,920,000
Delinquency as a
  Percentage of
  Serviced Portfolio..        .95%        1.20%        1.34%        1.73%         .93%         .98%

__________

(1) Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.



Land Loans


    The   following   table  shows  the   Company's   delinquencies   and
delinquency rates, net of dealer/developer reserves and guarantees, for Land Loans in the Serviced Portfolio:

                                                                                       Three Months
                                                                                         Ended
                                         Year Ended December 31,                       March 31,
                          ------------------------------------------------------------
                           1998         1997       1996           1995        1994         1999
                           ----         ----       ----           ----        ----         ----
Land Loans in
  Serviced
  Portfolio.......... $160,098,000 $142,828,000  $119,370,000 $97,266,000  $90,502,000  $168,678,000
Delinquent Land
  Loans (1)..........    2,728,000    2,453,000     1,920,000   1,059,000      981,000     3,132,000
Delinquency as
a Percentage of
  Land Loans in
  Serviced
Portfolio............        1.70%         1.72%         1.61%      1.09%        1.08%         1.86%

__________

(1) Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.





VOI Loans

    The   following   table  shows  the   Company's   delinquencies   and
delinquency rates, net of dealer/developer reserves and guarantees, for VOI Loans in the Serviced Portfolio:

                                                                                       Three Months
                                                                                         Ended
                                         Year Ended December 31,                       March 31,
                          ------------------------------------------------------------
                           1998         1997       1996           1995        1994         1999



VOI Loan in Serviced
  Portfolio.......... $19,119,000  $29,232,000  $43,284,000  $46,700,000  $2,851,000 $17,125,000
Delinquent VOI
  Loans (1)..........     350,000      739,000    1,316,000    1,958,000         ---     292,000
Delinquency as a
  Percentage of
VOI Loans in
Serviced Portfolio...        1.83%       2.53%        3.04%        4.19%         ---       1.70%

______

(1) Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

   Hypothecation, A&D and Other Loans

    The Company did not have any delinquent Hypothecation Loans or A&D Loans for the years ended December 31, 1994 through December 31, 1998 or for the three months ended March 31, 1999. The Company did not have significant amounts of delinquent Other Loans for the years ended December 31, 1994 through December 31, 1997. At December 31, 1998, there were $71.0 million of Other Loans of which $1,378,000 or 1.94% were 31 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned. At March 31, 1999, there were $67.2 million of Other Loans of which $1,497,000 or 2.23% were 31 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

Allowance for Loan Losses and Estimated Recourse Obligations, Net Charge-offs and Dealer Reserves

    The following is an analysis of the total allowances for all loan losses:

                                    Year Ended December 31,                       March 31,
                          ------------------------------------------------------------
                         1998         1997       1996        1995        1994       1999
                         ----         ----       ----        ----        ----       ----

Allowance beginning
  of period.......... $5,877,000  $4,528,000  $3,715,000  $1,264,000  $1,064,000   $6,707,000
Net charge-offs of
  uncollectible
  accounts........... (2,239,000) (2,010,000) (1,965,000    (946,000)   (359,000)    (661,000)
Provision for
  loan losses.......   1,532,000   1,400,000   1,954,000     890,000     559,000      500,000
Allocation of
  purchase
  adjustment(1).....   1,537,000   1,959,000     824,000   2,507,000         ---      587,000
                       ---------   ---------   ---------   ---------   ---------    ---------
Allowance, end of
period.............   $6,707,000  $5,877,000  $4,528,000  $3,715,000  $1,264,000   $7,133,000
                      ==========  ==========  ==========  ==========  ==========   ==========

__________

(1) Represents allocation of purchase adjustment related to the purchase of certain nonguaranteed loans.

    The following is an analysis of net charge-offs by major loan and collateral types experienced by the Company:


                                     Year Ended December 31,                         March 31,
                          ------------------------------------------------------------
                           1998         1997       1996        1995        1994         1999
                           ----         ----       ----        ----        ----         ----

Land Loans............  $1,358,000  $  986,000 $  669,000  $  546,000   $  359,000    $  344,000
VOI Loans.............     556,000     939,000  1,284,000      45,000          ---        78,000
Hypothecation Loans...         ---         ---        ---         ---          ---           ---
A&D Loans.............         ---      (2,000)    (8,000)    352,000          ---           ---
Other Loans...........     325,000      87,000     20,000       3,000          ---       239,000
                        ----------  ---------- ----------  ----------    ---------     ---------
Total net charge-offs.  $2,239,000  $2,010,000 $1,965,000  $  946,000   $  359,000    $  661,000
                        ==========  ========== ==========  ==========    =========     =========
Net charge-offs as a
 percentage of the
 average Serviced
 Portfolio............        .58%        .74%       .94%        .67%         .38%          .55%


    As part of the Company's financing of Land and VOI Loans, the Company enters into arrangements with most land dealers and resort developers whereby the Company retains a portion of the amount payable to a dealer when purchasing a Land or VOI Loan to protect the Company from potential losses associated with such loans and uses the amount retained to absorb loan losses. The Company negotiates the amount of the reserves with the land dealers and resort developers based upon various criteria, two of which are the financial strength of the land dealer or resort developer and the credit risk associated with the loans being purchased. Dealer reserves for Land Loans were $8,219,000, $8,321,000 and $7,555,000 at December 31, 1998, 1997 and 1996,
respectively, and $8,610,000 at March 31, 1999. Developer reserves for VOI Loans were $1,760,000, $2,299,000 and $3,072,000 at December 31,
1998,  1997 and 1996,  respectively,  and  $1,577,000  at March 31, 1999.
Most dealers and developers provide personal and, when relevant, corporate guarantees to further protect the Company from loss.


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

    In 1990, the Company began privately placing issues of pass-through certificates evidencing an undivided beneficial ownership interest in pools of mortgage loans which have been transferred to trusts. The principal and a portion part of the interest payments on the loans transferred to the trust are collected by the Company as the servicer of the loans, remitted to the trust for the benefit of the investors, and then distributed by the trust to the investors in the pass-through certificates.
    As of March 31, 1999, the Company had sold or securitized a total of approximately $545.8 million in loans at face value. In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral.

   If borrowers default in the payment of principal or interest on the loans underlying these issues of pass-through certificates, losses would be absorbed first by the subordinated portion or cash collateral account retained by the Company and might, therefore, have to be charged against the estimated recourse obligations to the extent dealer guarantees and reserves are not available.

    The Company also has a $150.0 million revolving line of credit and sale facility for its Land Loans as part of an asset backed commercial paper facility with a multi-seller commercial paper conduit. The facility expires in June 2001. As of March 31, 1999, the outstanding balance of the sold or pledged loans securing this facility was $145.5 million. The Company has an additional revolving line of credit and sale facility for its VOI Loans of $25.0 million with another multi-seller commercial paper conduit. The facility expires in March 2000. As of March 31, 1999, the outstanding aggregate balance of the sold loans under the facility was $9.6 million.

Marketing and Advertising

    The Company markets its program to rural land dealers and resort developers through brokers, referrals, dealer and developer solicitation, and targeted direct mail. The Company employs three marketing executives based in Lakewood, Colorado, five marketing executives based in Williamstown, Massachusetts and two marketing executives based in Hoover, Alabama. In the last five years the Company has closed loans with over 350 different dealers and developers.

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

Employees

    As of March 31, 1999, the Company had 102 full-time equivalent employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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


Item 6.   Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith:
               10.185     Amended and Restated Loan Agreement, dated as
                     of March 31, 1999, among the Company, LFC Realty, Inc., and Bank of Scotland.

               10.186     Amended  No. 2 to Second  and  Restated  Security
                     Agreement dated January 20, 1999 among BankBoston, N.A and the Company.

               10.187     Note  Purchase  Agreement  dated  as of
                     March  23,  1999, among   the   Company,    Litchfield
                     Hypothecation Corporation 1997-B and Union Bank.

               10.188     Limited  guarantee  dated as of March 1, 1999
                     between the Company and Union Bank.

               10.189     Note  Purchase  Agreement  dated  as of  March  23,
                     1999, among   the   Company,    Litchfield   Hypothecation
                     Corporation 1998-A and BSB Bank & Trust.

               10.190     Limited  guarantee  dated as of March 1, 1999  between
                     the Company and BSB Bank & Trust.

               10.191     Note  Purchase  Agreement  dated  as of  March  23,
                     1999, among   the   Company,    Litchfield   Hypothecation
                     Corporation 1998-B and Union Bank.

               10.192     Limited  guarantee  dated as of March 1, 1999 between
                     the Company and Union Bank.

               11.1       Statement re: computation of earnings per share

               27.1       Financial Data Schedule

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.




                                                     Exhibit 10.185














                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITCHFIELD FINANCIAL CORPORATION




DATE:  May 13, 1999               /s/ Richard A. Stratton
                                  ------------------------
                                  RICHARD A. STRATTON
                                  Chief Executive Officer,
                                  President and Director





DATE:  May 13, 1999               /s/ Ronald E. Rabidou
                                  ----------------------
                                  RONALD E. RABIDOU
                                  Chief Financial Officer,Executive
                                  Vice President and Treasurer
























                AMENDED AND RESTATED LOAN AGREEMENT


      AMENDED AND RESTATED LOAN AGREEMENT, dated as of March 31, 1999, among LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("LFC"), LFC REALTY, INC., a Delaware corporation ("Realty"), (LFC and Realty are each referred to herein as a "Borrower, and collectively as "Borrowers") and BANK OF SCOTLAND (the "Bank").

                        W I T N E S S E T H :

      WHEREAS, LFC and the Bank are parties to that certain Loan
Agreement, dated as of September 13, 1996, as amended (the
"Existing Agreement") pursuant to which the Bank established a revolving credit facility in favor of LFC; and

      WHEREAS, the parties wish to amend and restate the Existing
Agreement and add Realty as a Borrower hereunder upon and subject to the terms set forth herein.

      NOW, THEREFORE, it is agreed:

DEFINITIONS.
-----------

10.169.1 Terms used in this Agreement which are defined in Annex I hereto shall have the meanings specified in such Annex I
(unless otherwise defined herein) and shall include in the singular number the plural and in the plural number the singular.

10.169.2 Unless otherwise specified, each reference in this Agreement or in any other Loan Document to a Loan Document shall mean such Loan Document as the same may from time to time be amended, restated, supplemented or otherwise modified.

10.169.3 All references to Sections in this Agreement or in Annex I hereto shall be deemed references to Sections in this Agreement unless otherwise specified.

THE LOAN FACILITIES.
--------------------

10.170     The  Loans.
           -----------

10.170.1 Subject to the terms and conditions set forth herein, the Bank agrees at any time and from time to time during the Commitment Period (but excluding the last day thereof) to make loans to the Borrowers (each a "Tranche A Revolving Credit Loan" and collectively, the "Tranche A Revolving Credit Loans") up to its Tranche A Commitment, provided that, in no event shall the aggregate principal amount of Tranche A Revolving Credit Loans outstanding at any time exceed the lesser of (x) the Tranche A Commitment then in effect and (y) the then current Tranche A Borrowing Base.




10.170.2 Subject to the terms and conditions set forth herein, the Bank agrees at any time and from time to time during the Commitment Period (but excluding the last day thereof) to make loans to the Borrowers (each a "Tranche B Revolving Credit Loan" and collectively, the "Tranche B Revolving Credit Loans") up to its Tranche B Commitment, provided that, in no event shall the aggregate principal amount of Tranche B Revolving Credit Loans outstanding at any time exceed the lesser of (x) the Tranche B Commitment then in effect and (y) the then current Tranche B Borrowing Base.


10.170.3 Subject to the terms and conditions set forth herein, the Bank agrees at any time and from time to time during the Commitment Period (but excluding the last day thereof) to make loans to the Borrowers (each a "Tranche C Revolving Credit Loan" and collectively, the "Tranche C Revolving Credit Loans") up to its Tranche C Commitment, provided that, in no event shall the aggregate principal amount of Tranche C Revolving Credit Loans outstanding at any time exceed the lesser of (x) the Tranche C Commitment then in effect and (y) the then current Tranche C Borrowing Base.

10.170.4 Notwithstanding anything to the contrary contained in this Agreement, in no event shall the aggregate principal amount of all the Revolving Credit Loans outstanding at any time exceed the Commitment. During the Commitment Period, the Borrowers may utilize the Commitment by borrowing, prepaying the Revolving Credit Loans in whole or in part without premium or penalty, and reborrowing, all in accordance with the terms and conditions hereof.

10.170.5 No more than five (5) Eurodollar Loans may be outstanding at any time.

10.170.6 Upon the terms and subject to the conditions of this Agreement, the Borrowers may convert all or any part (in integral multiples of $500,000) of any outstanding Tranche A Revolving Credit Loan of one Type into a Tranche A Revolving Credit Loan of another Type on any Business Day (which, in the case of a conversion of an outstanding Eurodollar Loan shall be the last day of the Interest Period applicable to such Eurodollar Loan). LFC shall give the Bank prior notice of each such conversion in accordance with Section 2.2.

10.171     Notice of Borrowing or Conversion
           ---------------------------------

10.171.1 Whenever the Borrowers desire to obtain a Revolving Credit Loan hereunder, to continue an outstanding Tranche A Revolving Credit Loan which is a Eurodollar Loan, or to convert an outstanding Tranche A Revolving Credit Loan into a Tranche A Revolving Credit Loan of another Type, LFC shall give irrevocable written notice to the Bank (i) on or prior to 12:00 (noon) (New York time) on the Business Day on which the requested Revolving Credit Loan is to be made as or converted to a Base Rate Loan, and (ii) on or prior to 12:00 (noon) (New York time) on the second Business Day before the day on which the requested Tranche A Revolving Credit Loan is to be made or continued as or
converted to a Eurodollar Loan.   Such notice shall be in the
form attached hereto as Exhibit B and specify (A) the date of the proposed borrowing, continuation, or conversion, which shall be a Business Day during the Commitment Period (each, a "Borrowing Date"), (B) the amount of the proposed borrowing, continuation, or conversion ((I) each Eurodollar Loan shall be in a minimum amount of $1,000,000, and if greater, in an integral multiples of $500,000 in excess thereof, and (II) each Base Rate Loan shall be in a minimum amount of $500,000 and, if greater, in an integral multiple of $100,000 in excess thereof or, if less, equal to the Unutilized Commitment applicable to such Class), (C) the Class of such borrowing, and (D) the Type of borrowing and, if applicable, the Interest Period applicable thereto. If such written notice fails to specify the Type of Revolving Credit Loan requested, then the Borrowers shall be deemed to have requested a Base Rate Loan.


10.171.2 Subject to the provisions of the definition of the term "Interest Period" herein, the duration of each Interest Period for a Eurodollar Loan shall be as specified in the applicable Notice of Borrowing or Conversion. If no Interest Period is specified in a Notice of Borrowing or Conversion with respect to a requested Eurodollar Loan, then the Borrowers shall be deemed to have selected an Interest Period of one month's duration. If the Bank receives a Notice of Borrowing or Conversion after the time specified in subsection (a) above, such Notice shall not be effective. If the Bank does not receive an effective Notice of Borrowing or Conversion with respect to an outstanding Eurodollar Loan, or if, when such Notice must be given prior to the end of the Interest Period applicable to such outstanding Loan, the Borrowers shall have failed to satisfy any of the conditions hereof, the Borrowers shall be deemed to have elected to convert such outstanding Loan in whole into a Base Rate Loan on the last day of the then current Interest Period with respect thereto.

10.171.3 Subject to the terms and conditions hereof (including without limitation Section 6 hereof), the Bank will make the amount of any Loan available to the Borrowers in same day funds at the Closing Office on the date properly specified in the notice for the proposed borrowing against delivery to the Bank of such instruments, documents and papers as are provided for herein.

10.172     The Note
           --------

10.172.1 The Borrowers' obligation (which is a joint and several obligation of each Borrower) to pay the principal of, and interest on, the Revolving Credit Loans shall be evidenced by the Revolving Credit Note.

10.172.2 (i) The Revolving Credit Note shall: (A) be dated the Closing Date; (B) be in an original principal amount equal to $40,000,000; (C) be payable in an amount equal to the outstanding principal amount of the Loans evidenced thereby on the last day of the Commitment Period; (D) bear interest as provided in
Section 3; and (E) be entitled to the benefits of this Agreement and shall be secured by the Security Documents.




10.172.3 The principal amount of all Loans outstanding from time to time, and interest accrued thereon, shall be recorded on the records of the Bank and, prior to any transfer of, or any action to collect, any Revolving Credit Note, the unpaid principal amount of the Loans evidenced by such Revolving Credit Note shall be endorsed on the reverse side of such Revolving Credit Note, together with the date of such endorsement and the date to which the interest has been paid; any failure to make such endorsement and provide such other information, however, shall not affect any Borrower's obligations hereunder or under the Revolving Credit Note.

10.172.4   Mandatory Prepayments of Revolving Credit Loans.
           ------------------------------------------------

10.172.5   The Borrowers shall immediately prepay the Revolving
Credit Loans to the extent that the aggregate outstanding principal amount thereof on any day shall exceed the amount of the Commitment in effect on such day.

10.172.6 The Borrowers shall immediately prepay each Class of Revolving Credit Loan to the extent the aggregate outstanding principal amount thereof on any day shall exceed the applicable
Class Commitment in effect on such day.

10.172.7 The Borrowers shall immediately prepay each Class of Revolving Credit Loans to the extent that the aggregate outstanding principal amount thereof on any day shall exceed the applicable Class Borrowing Base on such day.

10.172.8 Subject to the terms and conditions of this Agreement, amounts prepaid under subsection 2.4(c) of this Section 2.4 may be reborrowed.

10.172.9 In the event Ironwood Acceptance Company, L.L.C., an Arizona limited liability company ("Ironwood"), or any of its successors or assignees, proposes to exercise its right under the terms of that certain Administration Agreement, dated as of October 7, 1998, by and among the Priority Trust, Wilmington Trust Company, LFC and Ironwood (the "Administration Agreement"), to purchase the beneficial interest in the Priority Trust, LFC shall give to the Bank prompt written notice of such proposed sale and in any event at least 15 Business Days prior to the closing date for such sale, together with a pro forma Borrowing Base Certificate as of the date of such proposed purchase. Such Borrowing Base Certificate shall not include in the calculation of the Tranche A Borrowing Base any amounts attributable to the Priority Trust Security Value. In the event that as a result of the sale of the beneficial interest in Priority Trust, the then outstanding amount of any Class of Revolving Credit Loans will exceed the applicable Class Borrowing Base at such time, then the Borrowers shall, contemporaneously with such sale of the Priority Trust, prepay such Class of Revolving Credit Loans in an amount equal to such excess. Without limiting the foregoing, in the event that at the time of such proposed sale of the beneficial interest in the Priority Trust there is a continuing Default under this Agreement, at the written request of the Bank, the Borrowers shall, contemporaneously with such sale of the Priority Trust, use all of the proceeds of such sale to repay the then outstanding Revolving Credit Loans. Subject to the Borrowers' compliance with the requirements set forth in the two proceeding sentences, on the date of the consummation of the sale of the Priority Trust in accordance with the terms hereof, the Bank shall release its lien on the beneficial interest in the Priority Trust and release to the Borrowers any certificate pledged to it which represents any beneficial interest in the Priority Trust together with any related documents reasonably requested by the Borrowers.




10.172.10 to the extent there is no continuing Default, the Borrowers may exercise their right to convert any of the VFNs to another series of notes issued under the applicable indenture pursuant to the terms of the applicable VFN Documents, provided that the Borrowers shall give at least 10 Business Days prior written notice thereof to the Bank together with a pro forma Borrowing Base Certificate as of the date of such conversion which shall reflect the reduced VFN Security Value resulting from such conversion. In the event that as a result of such conversion of a VFN, the then outstanding amount of any Class of Revolving Credit Loans will exceed the applicable Class Borrowing Base at such time, then the Borrowers shall, contemporaneously with such conversion of such VFN, prepay such Class of Revolving Credit Loans in an amount equal to such excess. Without limiting the foregoing, in the event that at the time of such proposed conversion of any VFN there is a continuing Default under this Agreement, at the written request of the Bank, the Borrowers shall not convert such VFN. Upon such prepayment (or upon such conversion if no prepayment is necessary hereunder) the Bank shall return to the Borrowers the VFN which is proposed to be converted together with any related documents reasonably requested by the Borrowers. The Borrowers shall, to the extent a new VFN is issued in replacement of the VFN being converted, pledge and deliver the original of such replacement VFN to the Bank immediately upon its receipt of the same.


10.172.11 On the Revolving Credit Maturity Date, the Borrowers shall pay in full the unpaid principal balance of the Loans, together with all unpaid interest thereon and all fees and other amounts due with respect thereto.

10.173     Voluntary Repayment of Revolving Credit Loans.
           ----------------------------------------------
The Borrowers shall have the right, at any time and from time to time, upon at least one Business Day's prior notice to the Bank in writing or by telephone (confirmed as soon as possible thereafter in writing) to prepay any Class of the Revolving Credit Loans, in whole, or in part in amounts equal to $500,000 or, if greater, integral multiples of $100,000 in excess thereof, or, if less, the aggregate outstanding principal amount of the applicable Class, and, subject to payment of any amounts required under Section 3.5, without premium or penalty, provided that at the time of any such prepayment of any Class of the Revolving Credit Loans in full, the Borrowers shall pay all interest accrued on the amount of such prepayment. Subject to the terms and conditions of this Agreement, amounts prepaid under this Section 2.5 may be reborrowed.

10.174   Reduction of Commitments.
         ------------------------
The Borrowers shall have the right at any time and from time to time upon at least 3 Business Days' prior written notice to the Bank to reduce permanently in amounts equal to $1,000,000 or integral multiples thereof or terminate the Unutilized Commitment of any Class (after giving effect to all pending requests for Revolving Credit Loans).




10.175   Borrowers' Representative.
         --------------------------
Realty hereby appoints LFC as its agent with respect to the receiving and giving of any notices, requests, instructions, reports, schedules, revisions, financial statements or any other written or oral communications hereunder. LFC shall keep complete, correct and accurate records of all Revolving Credit Loans and the application of proceeds thereof and all payments in respect of the Revolving Credit Loans and other amounts due hereunder. LFC shall determine the allocation of proceeds of Revolving Credit Loans among the Borrowers. The Bank is hereby entitled to rely on any communication given or transmitted by LFC as if such communication were given or transmitted by each and every Borrower; provided however, that any communication given or transmitted by any Borrower other than LFC shall be binding with respect to such Borrower. Any communication given or transmitted by Bank to LFC shall be deemed given and transmitted to each and every Borrower.
Notwithstanding the foregoing, all Obligations of the Borrowers hereunder shall be joint and several.


INTEREST.
---------

10.176     Rate of Interest
           ----------------
10.176.1 Each Borrower agrees, on a joint and several basis, to pay interest in respect of the unpaid principal amount of (i) each Tranche A Revolving Credit Loan which is a Base Rate Loan,
(ii) each Tranche B Revolving Credit Loan, and (iii) each Tranche C Revolving Credit Loan from time to time outstanding until maturity (whether by acceleration or otherwise), at a rate per annum equal (subject to the provisions of Section 3.3) to the Base Rate, which interest rate shall automatically change as and when the Base Rate changes.

10.176.2 Each Borrower agrees, on a joint and several basis, to pay interest with respect to unpaid principal amount of each Tranche A Revolving Credit Loan which is a Eurodollar Loan, for each Interest Period applicable thereto, at a rate per annum equal (subject to provisions of Section 3.3) to the Eurodollar Rate plus 2.625%.

10.177     Interest Payment Dates
           ----------------------
10.177.1 Accrued interest in respect of each Base Rate Loan, prior to maturity, shall be payable in arrears on each Quarterly
Payment Date, on the date of each prepayment, at maturity
(whether by acceleration or otherwise) and, after maturity, upon demand.

10.177.2 Accrued interest in respect of each Eurodollar Loan, prior to maturity, shall be payable in arrears, on the last day of the Interest Period applicable to such Eurodollar Loan, and if such Interest Period is longer than three months, at intervals of three months after the first day thereof. Accrued interest in respect of each Eurodollar Loan, at maturity (whether by acceleration or otherwise) and, after maturity, shall be payable upon demand.

10.178     Overdue Payment of Principal and Interest.
           ------------------------------------------
Each Loan and each other amount due under this Agreement or any other Loan Document shall bear interest for each day on which an Event of Default exists under Section 9.1 or
Section 9.7 hereof (after as well as before judgment or commencement of any bankruptcy or insolvency proceedings), payable on demand, at a rate per annum (the "Past-Due Rate") equal to the sum of (x) the rate of interest otherwise payable on such date, plus (y) 2% per annum.


10.179    Capital Adequacy.
          -----------------
 If the Bank shall have determined that the applicability after the date hereof of any law, rule, regulation or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards", or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the enforcement or interpretation or administration of any of the foregoing by any court, Government Authority, central bank or comparable agency charged with the enforcement or interpretation or administration thereof, or compliance by the Bank (or any lending office of the Bank) or any holding company of the Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Bank's capital or on the capital of the Bank's holding company, if any, as a consequence of its Loans, Commitments or other obligations hereunder to a level below that which the Bank or the Bank's holding company could have achieved but for such applicability, adoption, change or compliance (taking into consideration the Bank's policies and the policies of the Bank's holding company with respect to capital adequacy) by an amount deemed by the Bank to be material, then, upon demand by the Bank, the Borrowers shall pay to the Bank from time to time such additional amount or amounts as will compensate the Bank or the Bank's holding company for any such reduction suffered, together with interest on each such amount from the date demanded until payment in full thereof (after as well as before judgment) at the Base Rate. A certificate of the Bank to the Borrowers as to any such additional amount or amounts (including calculations thereof in reasonable detail) shall be submitted by the Bank to the Borrowers, which certificate, in the absence of manifest error, shall be conclusive and binding on the Borrowers. In determining such amount or amounts, the Bank may use any method of averaging and attribution as it (in its sole and absolute discretion) shall deem applicable.


10.180    Eurodollar Indemnity.
          --------------------
 If the Borrowers for any reason (including, without limitation, pursuant to Sections 2.4, 5.1 and 9 hereof) make any payment of principal with respect to any Eurodollar Loan on any day other than the last day of an Interest Period applicable to such Eurodollar Loan, or fail to borrow or continue or convert to a Eurodollar Loan after giving a Notice of Borrowing or Conversion thereof pursuant to Section 2.2, or fail to prepay a Eurodollar Loan after having given notice thereof, the Borrowers shall pay to the Bank any amount required to compensate the Bank for any additional losses, costs or expenses which it may reasonably incur as a result of such payment or failure, including, without limitation, any loss (including loss of anticipated profits), costs or expense incurred by reason of the liquidation or re-employment of deposits or other funds required by the Bank to fund or maintain such Eurodollar Loan. The Borrowers shall pay such amount upon presentation by the Bank of a statement setting forth the amount and the Bank's calculation thereof pursuant hereto, which statement shall be deemed true and correct absent manifest error.

10.181    Changed Circumstances, Illegality.
          ----------------------------------
Notwithstanding any other provision of this Agreement, in the event that:

10.181.1 on any date on which the Eurodollar Rate would otherwise be set the Bank shall have determined in good faith
(which determination shall be final and conclusive) that adequate and fair means do not exist for ascertaining the Eurodollar Rate, or

10.181.2 at any time the Bank shall have determined in good faith (which determination shall be final and conclusive) that:

10.181.2.1 the making or continuation of or conversion of any Loan to a Eurodollar Loan has been made impracticable or unlawful by
(1) the occurrence of a contingency that materially and adversely affects the interbank Eurodollar market or (2) compliance by the Bank in good faith with any applicable law or governmental regulation, guideline or order or interpretation or change thereof by any governmental authority charged with the interpretation or administration thereof or with any request or directive of any such governmental authority (whether or not having the force of law); or

10.181.2.2 the Eurodollar Rate shall no longer represent the effective cost to the Bank for U.S. dollar deposits in the interbank market for deposits in which it regularly participates;

           then, and in any such event, the Bank shall forthwith so notify LFC thereof. Until the Bank notifies LFC that the circumstances giving rise to such notice no longer apply, the obligation of the Bank to allow selection by the Borrowers of Eurodollar Loans shall be suspended. If, at the time the Bank so notifies LFC, the Borrowers have previously given the Bank a Notice of Borrowing or Conversion with respect to one or more Eurodollar Loans but such Loans have not yet gone into effect, such notification shall be deemed to be a request for Base Rate Loans.

10.181.3 In the event of a determination of illegality pursuant to subsection 3.6(b)(i) above, the Borrowers shall, with respect to the outstanding Eurodollar Loans, prepay the same, together with interest thereon and any amounts required to be paid pursuant to Section 3.5, on such date as shall be specified in such notice (which shall not be earlier than the date such notice is given) and may, subject to the conditions of this Agreement, borrow a Base Rate Loan in accordance with Section 2.1 hereof by giving a Notice of Borrowing or Conversion pursuant to Section
2.2 hereof.

10.182    Increased Costs.
          ---------------
In case any change in law, regulation, treaty or official directive or the interpretation or application thereof by any court or by any governmental authority charged with the administration thereof or the compliance with any guideline or request of any central bank or other governmental authority (whether or not having the force of law):
10.183 subjects the Bank to any tax with respect to payments of principal or interest or any other amounts payable hereunder by the Borrowers or otherwise with respect to the transactions contemplated hereby (except for taxes on the overall net income of the Bank imposed by the United States of America or any foreign country, any political subdivision thereof or any other governmental authority), or

10.183.1 imposes, modifies or deems applicable any deposit insurance, reserve, special deposit or similar requirement against assets held by, or deposits in or for the account of, or loans by, the Bank (other than such requirements as are already included in the determination of the Eurodollar Rate), or

10.183.2 imposes upon the Bank any other condition with respect to its obligations or performance under this Agreement,

           and the result of any of the foregoing is to increase the cost to the Bank, reduce the income receivable by the Bank or impose any expense upon the Bank with respect to any Loans or its obligations under this Agreement, the Bank shall notify LFC thereof. The Borrowers agree, on a joint and several basis, to pay to the Bank the amount of such increase in cost, reduction in income or additional expense as and when such cost, reduction or expense is incurred or determined, upon presentation by the Bank of a statement in the amount and setting forth in reasonable detail the Bank's calculation thereof and the assumptions upon which such calculation was based, which statement shall be deemed true and correct absent manifest error.

FEES.
----
10.184    Facility Fee.
          -------------
The Borrowers agree, on a joint and several basis, to pay to the Bank a facility fee with respect to this Agreement for the period commencing on the Closing Date to and including the Revolving Credit Maturity Date, computed at a rate per annum equal to 0.375% of the Commitment (as the same may be reduced from time to time hereunder) during the period for which payment is made. Such facility fee shall be payable quarterly in arrears on each Quarterly Payment Date commencing on the last day of the quarter ending March 31, 1999, on each date that the Commitment is reduced or terminated, and on the Revolving Credit Maturity Date.

10.185    Arrangement Fee.
          ----------------
The Borrowers agree, on a joint and several basis, to pay to the Bank, on or prior to the Closing Date, an arrangement fee of $37,500 the prior receipt of which the Bank hereby acknowledges.

10.186    PAYMENTS, ETC
Subject to the limitations set forth in the definition of the term "Interest Period", whenever any payment to be made hereunder or under the Note shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day and interest shall be payable at the applicable rate during such extension.
Interest on Base Rate Loans and the facility fee hereunder and under the other Loan Documents shall be calculated on the basis of actual number of days elapsed in a year of 365 days.
Interest on Eurodollar Loans shall be calculated on the basis of actual number of days elapsed in a year of 360 days. If for any reason a Loan is repaid on the same day on which it is made, one day's interest (subject to the other provisions of this Agreement) shall be paid on that Loan. The Borrowers hereby authorize and direct the Bank to charge any account of any Borrower maintained at any office of the Bank with the amount of any principal, interest or fee when the same becomes due and payable under the terms hereof or of the Note; provided, however, that the Bank shall not be under any obligation to charge any such account.

10.187    Net Payments; Application.
          --------------------------

10.187.1 All payments hereunder and under the other Loan Documents shall be made by the Borrowers to the Bank in freely transferable U.S. dollars and in same day funds at the Closing Office without setoff or counterclaim and in such amounts as may be necessary in order that all such payments (after (i) withholding for or on account of any present or future taxes, levies, imposts, duties or other similar charges of whatsoever nature imposed on the amounts described above by any government or political subdivision or taxing authority thereof or therein, other than any tax (other than such taxes referred to in clause
(ii) below) imposed on the Bank pursuant to the income tax laws of the jurisdiction where the Bank's principal or lending office or offices are located, and (ii) deduction of an amount equal to any taxes on or measured by the net income payable to the Bank with respect to the amount by which the payments required to be made by this Section 5.2 exceed the amount otherwise specified to be paid under this Agreement and the Note) shall not be less than the amounts otherwise specified to be paid under this Agreement and the Note. With respect to each such deduction or withholding, the Borrowers shall promptly (and in no event later than 30 days thereafter) furnish to the Bank such certificates, receipts and other documents as may be required to establish any tax credit, exemption or reduction in rate to which the Bank or holder of the Note may be entitled. The Bank agrees to furnish to the Borrowers, as soon as practicable after any written request of the Borrowers to such effect, any executed form reasonably requested by the Borrowers such as Internal Revenue Service Form 4224 or 1001, and any other applicable form as to the Bank's entitlement, if any, to exemption from, or a reduced rate of, or its subjection to, United States withholding tax on amounts payable to it hereunder or under the Note and the Bank undertakes to use its best efforts promptly to notify LFC of any material change in any information, statement or form so furnished to the Borrowers; provided, however, that any failure on the part of the Bank to furnish any such information, statements or forms shall in no way affect the obligations of the Borrowers or the rights of the Bank under the terms of this Agreement or of the Note.

10.187.2 Unless otherwise specifically provided herein, all payments under or pursuant to, or in satisfaction of, any of the Borrowers' obligations under this Agreement or under the Note (including any received in connection with the foreclosure upon or other realization on any Collateral) will be applied in the following order of priority: (i) to any amounts not otherwise listed in this Section 5.2(b) then due and payable under this Agreement, the Note or the Security Documents, including, without limitation, any amounts due under Section 12.3, (ii) to any fees then due and payable pursuant to Section 4.1 or 4.2 of this Agreement (in such order as the Bank may elect), (iii) to any interest on the Note then due and payable (in such order with respect to Class as the Bank may elect), (iv) to any principal amount of the Revolving Credit Loans then due (in such order with respect to Class as the Bank may elect), and (v) to reduce the unpaid principal amount of the Revolving Credit Loans (in such order with respect to Class as the Bank may elect).

           CONDITIONS PRECEDENT TO INITIAL LOAN.
           -------------------------------------

           The Bank shall not be obligated to make the initial Revolving Credit Loan hereunder unless on the date of such Revolving Credit Loan (unless otherwise specifically indicated) the following conditions have been fulfilled to the satisfaction of the Bank or waived:

10.188    Default, etc.
          -------------
On the date of such Revolving Credit Loan (and after giving effect to all Revolving Credit Loans requested to be made on such date), there shall exist no Default or Event of Default and all representations and warranties made by the Borrowers herein or in the other Loan Documents or otherwise made by the Borrowers in writing in connection herewith or therewith shall be true and correct in all material respects with the same effect as though such representations and warranties have been made at and as of such time.

10.189    Note.
          -----
On the date of such Loan, the Bank shall have received the Revolving Credit Note, duly executed and completed by the Borrowers.

10.190    [Intentionally deleted]

10.191    Supporting Documents of the Borrowers.
          --------------------------------------
There shall have been delivered to the Bank, such information and copies of documents, approvals (if any) and records (certified where appropriate) of corporate and legal proceedings as the Bank may have reasonably requested relating to the Borrowers' entering into and performance of the Loan Documents or the transactions contemplated by this Agreement. Such documents shall, in any event, include:

10.191.1 to the extent requested by the Bank, certified copies of the Charter Documents of each of the Borrowers, LTSC, LMSC, LHCs, the Priority Trust and LCC;

10.191.2 certificates of authorized officers of each of the Borrowers, certifying the corporate resolutions of such Borrower relating to the entering into and performance of the Loan
Documents by such Borrower and the transactions contemplated thereby;

10.191.3 certificates of authorized officers of each of the Borrowers, with respect to the incumbency and specimen signatures of its officers or representatives authorized to execute such documents and any other documents and papers, and to take any other action, in connection therewith; and

10.191.4 a certificate of an authorized officer of each of the Borrowers certifying with respect to such Borrower, as of the Closing Date, compliance with the conditions of Section 6.1, 6.10, 6.12(b) and 6.18 and also the absence of any material adverse changes of the type referred to in Section 6.8.

10.191.5  Security Documents.
          -------------------
There shall have been delivered to the Bank:

10.191.6 An Amended and Restated Security Agreement executed by the Borrowers, substantially in the form of Exhibit C hereto (as further amended, supplemented or otherwise modified from time to time, the "Security Agreement"), covering all of the Borrowing Base Collateral.

10.191.7 An Amended and Restated Pledge Agreement executed by the Borrowers, substantially in the form of Exhibit D hereto (as the same may from time to time be amended, restated, supplemented or otherwise modified, the "Pledge Agreement") covering (i) the Subordinated Interest Certificate, (ii) the certificate representing 100% of the beneficial interest in the Priority Trust, (iii) the VFNs, and (iv) the Class B Certificates; together with undated powers of transfer, duly executed in blank by the Borrowers;

10.191.8 Two Amended and Restated Collateral Assignment of Membership Interests, each substantially in the form of Exhibit E hereto (as the same may from time to time be amended, restated, supplemented or otherwise modified, the "Membership Assignment"), executed by the Borrowers, covering 100% of the membership interest in LMSC and LCC, respectively;

10.191.9 One or more control agreements with banks or other financial institutions relating to deposit accounts containing proceeds of the Collateral, as the Bank may request.

10.191.10 Copies of such consents of third parties as are required or as the Bank may reasonably request, including, without limitation, with respect to the conveyance to any of the Borrowers of (i) the Uncertificated Residual Rights, and (ii) the
Subordinated Interest Certificate, and evidence of such conveyance.

10.192    UCC.
          ----
The Borrowers shall have delivered to the Bank evidence satisfactory to the Bank of all filings of financing statements under the applicable Uniform Commercial Code, satisfactory Lien search requests on Form UCC-11 confirming the absence of any Liens (except those in favor of or consented to by the Bank) on any Collateral and evidence satisfactory to the Bank of all other action with respect to the Liens created by the Security Documents necessary or appropriate to perfect such Liens.

10.193

10.194     Financial Statements.
           ---------------------

10.194.1 LFC shall have delivered to the Bank a copy of its consolidated audited financial statements for the year ending December 31, 1997, and a copy of its quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1998, in each case, satisfactory in form and substance to the Bank and, with respect to the quarterly report on Form 10-Q, certified by the CFO of each of the Borrowers as having been prepared in accordance with GAAP, consistently applied and as fairly presenting the financial condition and results of operation as at the dates and for the periods indicated.The computations of the ratios required by Sections 8.18-8.22 for the most recent applicable period shall have been delivered to the Bank, certified by each Borrower's chief financial officer.

10.195    Adverse Change.
          ---------------
There shall have been, in the Bank's opinion, no Material Adverse Change since December 31, 1997 with respect to the Consolidated Group taken as a whole or with respect to any of the Borrowers, any LHC, the Priority Trust, LMSC, LTSC or LCC.

10.196    Insurance.
          ----------
There shall have been delivered to the Bank a certificate of an authorized officer of LFC that all insurance policies referred to in Section 7.4 are in full force and effect and that all premiums required to be paid thereon have been paid in full.

10.197    Approvals and Consents.
          -----------------------
All orders, permissions, consents, approvals, licenses, authorizations and validations of, and filings, recordings and registrations with, and exemptions by, any Government Authority, or any other Person, required to authorize or required in connection with the execution, delivery and performance of this Agreement or the other Loan Documents and the transactions contemplated hereby and thereby by the Borrowers, each LHC, the Priority Trust, LMSC, LTSC and LCC shall have been obtained (and, if so requested, furnished to the Bank).

10.198    Legal Opinions.
          --------------
The Bank shall have received legal opinions in form and substance satisfactory to it, addressed to the Bank and dated the Closing Date, of the General Counsel of LFC.

10.199    Change in Law.
          --------------

10.199.1 On the date of such Loan, no change shall have occurred in applicable law, or in applicable regulations thereunder or in interpretations thereof by any Government Authority which, in the opinion of the Bank, would make it illegal for the Bank to effect the Loan required to be made on such date.

10.199.2 No suit, action or proceeding shall be pending or threatened by or before any Government Authority seeking to restrain or prohibit the consummation of the transactions contemplated by this Agreement.

10.200    All Proceedings to be Satisfactory.
          -----------------------------------
All corporate, partnership (if any), business trust and legal proceedings and all instruments in connection with the transactions contemplated by this Agreement and the other documents referred to herein shall be satisfactory in form and substance to the Bank, and the Bank shall have received all information and copies of all documents which the Bank may reasonably have requested in connection herewith, such documents where appropriate to be certified by proper corporate officials or governme. The legal fees and expenses (through the Closing
Date) of the Bank's special counsel in connection with the transactions contemplated by this Agreement shall (to the extent demand for payment thereof shall have been made) have been paid in full.

10.201    Other Agreements.
          -----------------
The Borrowers shall have delivered to the Bank copies and, if required hereunder, originals of the Borrowing Base Collateral Documents and such agreements and instruments ancillary thereto as the Bank may request, certified by the Borrowers as true, correct, complete and in full force and effect. Notwithstanding the foregoing, with respect to the Required Consumer Loan Documents, upon the written request of the Bank, the Borrowers shall have segregated, marked (to indicate the lien of the Bank thereon) and stored in a place designated by the Bank, a portion of or all of the Required Consumer Loan Documents, provided that, upon the written request of the Bank, all such segregated, marked or stored Required Consumer Loan Documents shall forthwith be delivered to the Bank.


10.202    Borrowing Base.
          ---------------
The Bank shall have received a Borrowing Base
Certificate, dated the date of the Loans, together with such supplemental or supporting documentation as the Bank may reasonably request.

10.203    Borrowing Base Collateral.
          --------------------------
The terms of the Borrowing Base Collateral shall be satisfactory to the Bank.

10.204    Troubled Loan Certificate.
          -------------------------
The Bank shall have received a Troubled Loan
Certificate as of February 28, 1999 evidencing compliance with
Section 8.21.

10.205    Extraordinary Assets.
          ---------------------
The Bank shall have received an Extraordinary Asset
Certificate as of February 28, 1999 evidencing compliance with
Section 8.22.

10.206    Transfer of Class B Certificate.
          --------------------------------
The Borrowers shall have delivered to the Bank evidence satisfactory to the Bank of the irrevocable and unconditional sale to LFC by LTSC of the Class B Certificate in consideration of an unsecured promissory note not in excess of $10,557,005.19, which promissory note shall be absolutely and fully subordinated to the Obligations and shall be satisfactory to the Bank in all respects.

           All documents and papers required by this Section 6 shall be in form and substance satisfactory to the Bank and delivered to the Bank at its Closing Office or as the Bank may otherwise direct.

           Section 6A.    CONDITIONS PRECEDENT TO SUBSEQUENT LOANS
                          ----------------------------------------

           The Bank shall not be obligated to make any Loan after the Closing Date unless, at the time of such Loan (except as hereinafter indicated) the following conditions (unless waived in writing by the Bank) have been satisfied:

6A.1 Certain Conditions.
     ------------------

At the time of such Loan, and immediately after giving effect thereto, (a) all deficiencies, if any, with respect to conditions precedent to any prior Loan or to the effectiveness of this Agreement shall have been corrected, (b) all of the conditions specified in Sections 6.1, 6.12, 6.13, 6.14, 6.15,
6.16 and 6.17 shall be satisfied in full (with any reference in any of such Sections to Loans effected on the Closing Date to be deemed a reference to the Loans then requested), (c) each of the documents specified in Section 6.2, 6.4, 6.5, 6.6, 6.9, 6.10 or
6.20 of this Agreement shall be in full force and effect and no party thereto shall have failed to perform in any material respect any of its obligations thereunder, (d) no issuer thereof shall have rescinded or qualified any of the statements, certificates, letters, reports or opinions referred to in Section 6 hereof, and (e) there shall have been, in the Bank's opinion, no Material Adverse Change since the Closing Date in respect of the Consolidated Group or the Borrowers, any LHC, the Priority Trust, LMSC, LTSC or LCC.

6A.2 Subsequent Opinions of Counsel.
     -------------------------------

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


6A.3 Officer's Certificate.
     ----------------------
           a) If requested by the Bank, the Bank shall have received a certificate of authorized officers of each of the Borrowers certifying, as of the date of the Loan then being requested, compliance with the provisions of Section 6.1 (with the reference therein to Loans being deemed a reference to the Loans then being requested on the date of said certificate) and further to the effect that the conditions specified in Section 6A.1 are satisfied at such time.

          (b) The making of each Loan subsequent to the Closing Date shall constitute a representation and warranty by each of the Borrowers to the Bank that, at the time of said subsequent Loan (and after giving effect thereto), (i) all representations and warranties contained herein or in the other Loan Documents or otherwise made by the Borrowers in connection herewith or therewith are true and correct in all material respects with the same effect as though such representations and warranties were being made at and as of such time; provided, however, to the extent any assets of LFC have been transferred to Realty in accordance with Section 8.9 hereof and the Security Documents, all representations and warranties of the Borrowers shall be interpreted to reflect such change in ownership, (ii) no Default or Event of Default exists, and (iii) the conditions specified in Section 6A.1 are satisfied at such time.

6A.4 Borrowing Base
     --------------

On the date of such Loan (and after giving effect thereto), the Bank shall have received the Borrowing Base
Certificate dated the date of such Loan, together with such supplemental and supporting documentation as the Bank may reasonably request.

6A.5 Fees and  Expenses.
     -------------------
To the extent demand therefor shall have been made, all legal fees and expenses of the Bank's special counsel in connection with the transactions contemplated by this Agreement shall have been paid in full.All of the documents, agreements, certificates, financial statements, legal opinions, analyses, reports and other papers referred to in this Section 6A shall be in form and substance satisfactory to the Bank and shall be delivered to the Bank at its Closing Office, or at such other office as the Bank may from time to time specify to the Borrowers.


           AFFIRMATIVE COVENANTS.
           ----------------------

           Each of the Borrowers covenants and agrees hereby that, so long as this Agreement is in effect and until the Commitment is terminated and all of the Loans, together with interest, commissions, fees and all other obligations incurred hereunder are paid in full, it will perform, and will cause each of its Subsidiaries to perform, the obligations set forth in this
Section 7.

10.207    Financial Statements.
          ---------------------

The Borrowers will furnish to the Bank:

10.207.1 As soon as practicable and in any event within 45 days after the close of each quarter of each Fiscal Year, as at the end of and for the period commencing at the end of the previous Fiscal Year and ending with the end of such quarter, as the case may be, an unaudited consolidated balance sheet of the Consolidated Group and a consolidated statement of income and change in retained earnings of the Consolidated Group, together with a quarterly cash flow statement, such statements to be accompanied by separate balance sheets and income statements for each of Realty, each LHC, the Priority Trust, LMSC, LTSC and LCC, all in reasonable detail and certified by the CFO subject to normal year-end audit and adjustments and setting forth in comparative form the corresponding figures as of one year prior thereto or for the appropriate periods of the preceding fiscal year, as the case may be (which balance sheet and statements may, if the Borrower wishes, be provided on quarterly reporting Form 10-Q), each such delivery of financial statements to be accompanied by a certificate signed by the CFO of LFC, in form and substance satisfactory to the Bank, setting forth calculations (together with appropriate supporting information) with respect to compliance with each of Sections 8.18-8.22;
10.207.2   As soon as practicable and in any event within ninety
(90) days after the close of each Fiscal Year, as at the end of and for the Fiscal Year just closed, a consolidated balance sheet of the Consolidated Group, and a consolidated statement of income and retained earnings of the Consolidated Group for such Fiscal Year, setting forth the corresponding figures of the previous annual audit in comparative form, all in reasonable detail and accompanied by the Auditors' opinion (without any qualification unacceptable to the Bank) that such financial statements have been prepared in accordance with GAAP consistently applied and fairly present the financial condition and results of operations of the Consolidated Group at Fiscal Year-End and for the Fiscal Year indicated, such financial statements to be accompanied by separate balance sheets and income statements for each of Realty, each LHC, the Priority Trust, LMSC, LTSC and LCC, and further accompanied by a certificate of the CFO or CEO of LFC that no Event of Default or Default exists or, if in the opinion of such CFOs or CEOs, any Event of Default or Default exists, specifying the nature thereof, the period of existence thereof, and what action the Borrowers propose to take with respect thereto and further accompanied by a certificate of the CFO of LFC, in form and substance satisfactory to the Bank, setting forth the calculations (together with appropriate supporting information) with respect to compliance with each of Sections 8.18-8.22;

10.207.3 As soon as practicable and in any event within 25 days after the end of each month, a certificate in form and substance satisfactory to the Bank signed by the CEO or the CFO of LFC stating (i) that a review of the activities of the Consolidated Group during such month has been made under their supervision with a view to determining whether the Borrowers have observed, performed and fulfilled all of its obligations under this Agreement and the other Loan Documents, and (ii) that there exists no Event of Default or Default, or if any Event of Default or Default exists, specifying the nature thereof, the period of existence thereof and what action the Borrowers propose to take with respect thereto;

10.207.4 Promptly upon receipt thereof, copies of all detailed financial reports and management letters, if any, submitted to any member of the Consolidated Group by the Auditors, in connection with each annual or interim audit of their respective books by such Auditors;

10.207.5 As soon as possible and in any event (A) within 30 days after any Borrower or any of its ERISA Affiliates knows that any Termination Event described in clause (i) of the definition of Termination Event with respect to any Pension Plan has occurred or is expected to occur and (B) within 10 days after any Borrower or any of its ERISA Affiliates knows that any other Termination Event with respect to any Pension Plan has occurred or is expected to occur, a statement of the CFO of LFC describing such Termination Event and the action, if any, which the Borrowers or such ERISA Affiliate propose to take with respect thereto;

10.207.6 Promptly and in any event within five Business Days after receipt thereof by any Borrower or any of its ERISA Affiliates from the PBGC, copies of each notice received by such Borrower or any such ERISA Affiliate of the PBGC's intention to terminate any Pension Plan or to have a trustee appointed to administer any Pension Plan, any notice of noncompliance issued by the PBGC with respect to a proposed standard termination of a Pension Plan, and any notice issued by the PBGC with respect to a proposed distress termination of a Pension Plan;

10.207.7 Promptly and in any event within 30 days after the filing thereof with the Internal Revenue Service, copies of each Schedule B (Actuarial Information) to the annual report (Form
5500 Series) with respect to each Pension Plan;

10.207.8 Promptly and in any event within five Business Days after receipt thereof by any Borrower or any of its ERISA Affiliates from a Multiemployer Plan sponsor, a copy of each notice received by such Borrower or any of its ERISA Affiliates concerning (x) the imposition or amount of withdrawal liability under Subtitle E of Title IV of ERISA or (y) any determination by a Multiemployer Plan sponsor that such Multiemployer Plan is, or is expected to be, in "reorganization" (within the meaning of Section 4241 of ERISA) or "insolvent" (within the meaning of
Section 4245 of ERISA), or has incurred or is expected to incur an "accumulated funding deficiency" (within the meaning of Section 302 of ERISA or Section 412 of the Code);

10.207.9 Copies of each material notice, including notice of default, early amortization event or non-compliance or similar events, received by any Borrower or any of its Subsidiaries relating to any VFN, the Uncertificated Residual Rights, the Class B Certificates, the EagleFunding Residual Rights, the Primary Assignment Assets, the financing facilities related to such Borrowing Base Collateral, or the Borrowing Base Collateral Documents (other than any notice relating to defaults under the Required Consumer Loan Documents which occur in the ordinary course of business and are not material to the value of Eligible Consumer Loans in the aggregate); and

10.207.10 with reasonable promptness, such other information respecting the business, properties, operations, prospects or condition (financial or otherwise) of the Consolidated Group or any member thereof, or relating to any Collateral, as the Bank may from time to time reasonably request.

10.208    Notice of Litigation
          ---------------------

LFC will promptly give written notice to the Bank of
(i) any action or proceeding or, to the extent either Borrower may have any notice thereof, any claim which may reasonably be expected to be commenced or asserted against any Borrower or any Subsidiary, in which the amount involved is $150,000 or more, or
(ii) any dispute which may exist between any Borrower or any Subsidiary and any Government Authority (including, without limitation, any audit by the IRS) or (iii) any dispute which may exist between any Borrower or any Subsidiary and any employees of such Borrower or such Subsidiary or any union representing, claiming to represent or seeking to represent any such employees, which dispute may substantially affect the normal business operations of the Consolidated Group or any member thereof, or any of their respective properties and assets. The Borrowers will give written notice to the Bank of the following promptly after obtaining knowledge thereof: (i) any action, proceeding or claim commenced or asserted, or reasonably likely to be commenced or asserted, against Ironwood; (ii) any dispute which may exist between Ironwood or any Government Authority (including, without limitation, any audit by the IRS); or (iii) any dispute which may substantially affect the normal business operations or expected services to be provided by Ironwood.

10.209    Payment of Charges

Each of the Borrowers will duly pay and discharge, and will cause each of its Subsidiaries to duly pay and discharge
(i) all taxes, assessments and governmental charges or levies imposed upon or against it or its property or assets, or upon any property leased by it, prior to the date on which penalties attach thereto, unless and to the extent only that such taxes, assessments and governmental charges or levies are being contested in good faith and by appropriate proceedings diligently conducted and such Borrower or such Subsidiary has set aside on its books adequate reserves therefor in accordance with GAAP, and
(ii) all lawful claims, whether for labor, materials, supplies, services or anything else, which might or could, if unpaid, become a lien or charge upon such property or assets, unless and to the extent only that the validity thereof is being contested in good faith and by appropriate proceedings diligently conducted, and (iii) all its trade bills when due in accordance with their original terms, including any applicable grace periods, unless and to the extent only that such trade bills are being contested in good faith and by appropriate proceedings diligently conducted.

10.210    Insurance.

Each of the Borrowers will keep, and will cause each of its Subsidiaries to keep, (i) its insurable property insured at all times with financially sound and responsible insurance carriers against loss or damage by fire and other risks, casualties and contingencies in such manner and to the extent that like properties are customarily so insured by other corporations engaged in the same or similar business similarly situated, and (ii) adequate insurance at all times with financially sound and responsible insurance carriers against liability on account of damage to persons and properties and under all applicable workmen's compensation laws, in such manner and to the extent that like properties are customarily so insured by other corporations engaged in the same or similar business similarly situated.

10.211    Maintenance of Records.

Each of the Borrowers will keep, and will cause each of its Subsidiaries to keep, at all times books of record and account in which full, true and correct entries will be made of all dealings or transactions in relation to its business and affairs, and each of the Borrowers will provide, and will cause each of its Subsidiaries to provide, adequate protection against loss or damage to such books of record and account.

10.212    Preservations of Corporate Existence.

Each of the Borrowers will maintain and preserve its corporate existence and right to carry on its business and duly procure all necessary renewals and extensions thereof, and maintain, preserve and renew all rights, powers, privileges and franchises which in the opinion of the Board of Directors of such Borrower continue to be advantageous to it and comply in all material respects with all applicable Legal Requirements, and, in each such case, cause each of its Subsidiaries so to do. Without limiting the generality of the foregoing, each Borrower agrees to (and to cause each Subsidiary to) qualify to do business as a foreign corporation in each jurisdiction where the nature of its business and the operations conducted by it therein require it to be so qualified.

10.213    Preservation of Assets.

Each of the Borrowers will keep and will cause each of its Subsidiaries so to keep, its property in good repair, working order and condition and from time to time make all needful and proper repairs, renewals, replacements, extensions, additions, betterments and improvements thereto, so that the business carried on by it may be properly and advantageously conducted at all times in accordance with prudent business management.

10.214    Inspection of Books and Assets.

10.214.1 Upon three Business Days' notice, each Borrower will allow any representative, officer or accountant of the Bank, during normal business hours, to visit and inspect any of its property, to examine its books of record and account, and to discuss its affairs, finances and accounts with its officers, and at such reasonable time and as often as the Bank may request and, in each such case, cause each of its Subsidiaries so to do.

10.214.2 Upon three Business Days' notice and the prior submission by the Bank to any Borrower of its proposed agenda therefor, such Borrower will allow any representative, officer or accountant of the Bank from time to time to discuss the Financial Statements, the other financial information from time to time delivered hereunder and the financial condition of members of the Consolidated Group (collectively, the "Financial Information") with the Auditors; provided, however, that if no Default or Event of Default then exists the Bank shall not have the right to require such discussions more than once per year. The Borrowers hereby irrevocably authorize the Auditors to discuss all of the foregoing with all such Persons. The Borrowers shall have the right to have one or more of its officers present at any such discussions.

10.214.3 Upon three Business Days notice, the Borrowers shall cause Ironwood to allow the Bank or any representative, officer, accountant or other auditor of or for the Bank to visit and inspect any of the property of Ironwood, to examine Ironwoods books of record and account, and to discuss its affairs and procedures relating to Tax Certificates or any Collateral; provided however, that if no Default or Event of Default then exists, the Borrowers shall not be obligated to cause Ironwood to permit such visits and inspections more than once per year; and provided further, that, if Borrowers request, Borrowers shall be permitted to accompany Bank on such visits. In connection with any visit or inspection referred to in subsection (a) above, the Bank or its representatives, officers, accountants or other auditors shall be permitted to make such verifications and tests of the Collateral as the Bank shall deem appropriate.

10.215    Payment of Indebtedness.

The Borrowers will duly and punctually pay, or cause to be paid, the principal of and the interest on all Indebtedness for Borrowed Money heretofore or hereafter incurred or assumed by any Borrower or any of its Subsidiaries, or in respect of which any Borrower or any of its Subsidiaries shall otherwise be liable, when and as the same shall become due and payable, unless such Indebtedness for Borrowed Money shall be renewed or extended, and will (and will cause each Subsidiary to) faithfully observe, perform and discharge all the covenants, conditions and obligations which are imposed on any Borrower or any of its Subsidiaries by any and all indentures and other agreements securing, relating to, or evidencing such Indebtedness for Borrowed Money or pursuant to which such Indebtedness for Borrowed Money is incurred, and no Borrower will permit (and will ensure that none of its Subsidiaries permit) any act or omission to occur or exist which is or may be declared to be a default thereunder.

10.216    Further Assurances.

  Each of the Borrowers will, and will cause each of its Subsidiaries to, make, execute or endorse, and acknowledge and deliver or file, all such vouchers, invoices, notices, and certifications and additional agreements, undertakings, conveyances, transfers, assignments, or further assurances, and take any and all such other action, as the Bank may from time to time deem necessary or proper in connection with this Agreement, the obligations of the Borrowers hereunder or under the Note or any of the other Loan Documents, or for the better assuring and confirming unto the Bank all or any part of the security for the Loans.

10.217    Notice of Default.

Forthwith upon any officer of any Borrower obtaining knowledge of the existence of an Event of Default, LFC will deliver to the Bank a certificate signed by an officer of LFC specifying the nature thereof, the period of existence thereof, and what action the Borrowers propose to take with respect thereto.

10.218    Reserves.

Each of the Borrowers will set up, and will cause each of its Subsidiaries to set up, on its books from its earnings, reserves for bad debt in accordance with GAAP and in an aggregate amount deemed adequate in the judgment of the Borrowers and accepted by the Auditors in their annual audits.

10.219    Arms-length Transactions.

Each of the Borrowers will conduct, and cause each of its Subsidiaries to conduct, all transactions with any of its Affiliates on an arms-length basis.

10.220    Environmental Matters.

With respect to any Property for which any Borrower or any Subsidiary may be responsible, LFC will promptly notify the Bank (with a description in reasonable detail) of:

           (i) the receipt by any Borrower or any Subsidiary of any material Environmental Claim;

           (ii) the discovery of any Contaminant or Release on, in, under or emanating from any Properties or operations of any of the Borrowers or any of their respective Subsidiaries liability for which might have a Material Adverse Effect;

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

           and each of the Borrowers will, and will cause each of its respective Subsidiaries to, commence within 90 days after any such request, and diligently prosecute to completion, such Remedial Action as the Bank may request in respect of any of the matters addressed in such notice. As used in this Section 7.14 in relation to any Environmental Claim or any violation of Environmental Law or any change in the representations and warranties in Section 10.12 hereof, the term "material" shall mean that such Environmental Claim, violation or change (i) involves, or might reasonably be expected to involve Environmental Costs in excess of $250,000, or (ii) occurs outside the ordinary course of business, or (iii) gives rise, or might reasonably be expected to give rise, to a Default or Event of Default, or (iv) would otherwise be of concern to a prudent lender. In addition, LFC will give the Bank prompt notice of any Environmental Claim relating to any Collateral, any property which secures any Collateral or any property to which any Tax Certificate relates, of the discovery of any contaminant or release on, in or emanating from any Collateral or any such other property, or any other liability or potential liability under any Environmental Law which in any way relates to, or could be imposed on, the owner of the Collateral or any such other property, in each case, promptly obtaining knowledge thereof.

10.221    Solvency.

Each of the Borrowers will continue to be Solvent and ensure that each of its Subsidiaries will continue to be Solvent.

10.222    Borrowing Base Certificate.

LFC will furnish the Bank (a) within 25 days of the end of each month and, if a Default or Event of Default then exists, from time to time upon the Bank's request, a Borrowing Base Certificate as of the close of business on the last Business Day of such month (or, if a Default or Event of Default exists, as of such date specified by the Bank), (b) on or prior to the twenty-fifth (25th) day of each month (and, if a Default or Event of Default then exists, from time to time upon the Bank's request), computer print-outs as of the end of the immediately preceding month (or, if a Default or Event of Default exists, as of such date specified by the Bank) of all loans and other Receivables which support, underlie or are components of the Borrowing Base Collateral, in the same form required by (i)
Section 6.10(a) and Section 6.10(b) of the Receivables Purchase Agreement and Section 6.10(a) and Section 6.10(b) of the Receivables Loan Agreement (in the case of Borrowing Base Collateral consisting of Uncertificated Residual Rights), (ii)
Section 3.1(b) of the Class B Servicing Agreement (in the case of Borrowing Base Collateral consisting of the Class B Certificates), (iii) Section 2.06(a) of the Asset Purchase Agreement (in the case of Borrowing Base Collateral consisting of EagleFunding Residual Rights), and (iv) Section 3.1 of each VFN Servicing Agreement (in the case of Borrowing Base Collateral consisting of the VFNs), (c) on or prior to the twenty-fifth
(25th) day of each month (and, if a Default or Event of Default then exists, from time to time upon the Bank's request), computer print-outs of the end of the immediately preceding month (or, if a Default or Event of Default exists, as of such date specified by the Bank) of (A) the Eligible TLCs, the Purchase Price of such Eligible TLCs and the applicable Coupon Rate and any additional information reasonably requested by the Bank, and (B) the Dealer Loan Collateral and any additional information reasonably requested by the Bank, and (d) within 25 days of the end of each month, a report in form and substance satisfactory to the Bank as to the existence, Primary Assignment Asset Book Value and aging of, and payments made on, the Primary Assignment Assets. If at any time the Bank reasonably determines that the Borrowing Base overstates the value of any item of Borrowing Base Collateral (whether due to what the Bank has determined to be a mistake in valuation by the Borrowers, due to any property related to any item of Borrowing Base Collateral ceasing to provide the basis for valuation of such item reflected in such certificate, due to a mistake by the Borrowers in treating an item as eligible for inclusion in the relevant Class Borrowing Base, or otherwise), the value of such item shall be such amount as the Bank shall reasonably determine or such item shall be eliminated from the computation of the applicable class Borrowing Base, as appropriate.

10.223    Extraordinary Asset Certificate.

LFC will furnish to the Bank within 25 days after the end of each month (and, if a Default or Event of Default exists, more frequently if the Bank so requests) an Extraordinary Asset Certificate substantially in the form of Exhibit F setting forth, as of close of business on the last day of such month (or, if a Default or Event of Default exists, as of such date specified by the Bank) (i) the Portfolio Amount; and (ii) all Extraordinary Loans (specifying in reasonable detail each such asset and the principal amount or, as appropriate, book value thereof).

10.224    Notification of Account Debtors.

Upon request of the Bank made at any time when a Default or Event of Default exists, promptly notify (in manner, form and substance satisfactory to the Bank) all Persons who are at any time obligated with respect to the Dealer Loan Collateral, Primary Assignment Assets and, if any Receivables are distributed to the Bank, all Persons who are obligated thereunder, that the Bank possesses a security interest in (or assignment of the proceeds of) such Dealer Loan Collateral, Primary Assignment Assets or Receivables (as the case may be) and that all payments in respect thereof are to be made to such account as the Bank directs.

10.225     Troubled Loan Certificate.

LFC will furnish to the Bank (i) within 15 days after the end of each fiscal quarter, (ii) whenever the amount calculated pursuant to clause (A) of Section 8.21 hereof exceeds 9% of LFC's consolidated Tangible Net Worth, within 15 days after the end of each month, and (iii) if a Default or Event of Default exists, from time to time upon the Bank's request, a Troubled Loan Certificate substantially in the form of Exhibit G hereto setting forth, as of the last day of such quarter or month, as the case may be (or, if a Default or Event of Default exists, as of such date specified by the Bank), (x) LFC's consolidated Tangible Net Worth and (y) the amount of Receivables specified in Sections 8.21 (A)(i), A(ii), and A(iii), respectively, and the amount of Dealer Recourse and Dealer Reserve specified in Section 8.21(A)(iv).

10.226    Receivable Deliquencies.

LFC will furnish to the Bank, within 10 days after the end of each month, a report in the form of Exhibit H hereto showing delinquent Receivables.

10.227     LFC's Duties as Servicer; LFC's and LMSC's Rights and
Obligations.

10.227.1   LFC, as Servicer under the Receivables Purchase
Agreement and the Receivables Loan Agreement, will give the directions which it is required to give under Section 2.05(c) of each of those Agreements as in effect on the date hereof.

10.227.2 The Borrowers will ensure that LFC is at all times the Servicer under each of the Receivables Loan Agreement and Receivables Purchase Agreement.

10.227.3 (i) LFC shall perform and abide by, and shall ensure that LMSC performs and abides by, each of its respective obligations, covenants and agreements under the Receivables Loan Agreement and Receivables Purchase Agreement; (ii) at the request of the Bank, LFC shall enforce its rights, and shall ensure that LMSC enforces its rights, under the Receivables Purchase Agreement; (iii) without the prior written consent of the Bank, LFC will not, and shall ensure that LMSC does not, in any manner waive any of its or LMSC's rights or release any other party from its obligations to any Borrower or LMSC, under or in respect of the Receivables Loan Agreement and Receivables Purchase Agreement; and (iv) upon request of the Bank, the Borrowers will send to the Bank copies of notices, documents and other papers furnished and received by any Borrower or by LMSC with respect to the Receivables Purchase Agreement or Receivables Loan Agreement.

10.228. Special Purpose Nature of LMSC

10.228.1 The Borrowers will ensure that LMSC engages in no activities other than activities incident to and required by (i) the Receivables Purchase Agreement as in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date hereof); (ii) the Receivables Loan Agreement as in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date hereof); and (iii) the Pooling and Servicing Agreement, dated as of June 1, 1994, among LFC, LMSC, and The Chase Manhattan Bank (National Association), as Trustee (the "P/S Trustee"), and the agreements executed and delivered by LMSC in connection with the transactions contemplated thereby, (iv) the Series Trust Agreement, dated as of June 1, 1994, among LFC, LMSC, and the P/S Trustee in connection with the Litchfield Mortgage Trust 1994-1, and the agreements executed and delivered by LMSC in connection with the transactions contemplated thereby and (v) the Series Trust Agreement, dated as of September 27, 1994, among LFC, LMSC, and the P/S Trustee in connection with the Litchfield Mortgage Trust 1994-2, and the agreements executed and delivered by LMSC in connection with the transactions contemplated thereby. In addition, the Borrowers shall ensure that (x) other than pursuant to the agreements specified in the immediately preceding sentence, LMSC will not incur any indebtedness or liabilities, and, (y) other than as necessary to preserve its corporate status and franchises, LMSC will incur no obligations.

10.228.2 The Borrowers will ensure that LMSC does not engage in any transaction in violation of its Charter Documents.

10.229.  Separate and Independent Existence of LMSC

10.229.1 The Borrowers shall (i) cause LMSC to comply with all covenants and agreements made by LMSC in Section 5.01(a)-(h) and 5.01(j) and (n) of the Receivables Loan Agreement as in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date thereof or of the Receivables Purchase Agreement or any termination of the Receivables Loan Agreement or the Receivables Purchase Agreement), and (ii) cause LFC to comply with all covenants and agreements made by LFC in the sections of the Receivables Loan Agreement listed in (i) above. The Borrowers' obligations pursuant to this Section 7.23(a) shall not be affected or diminished by any waiver to or consent to departure from or relating to any such covenant or agreement set forth in the Receivables Loan Agreement given by any Person, and shall as fully and absolutely be binding upon the Borrowers as if the covenants and agreements referred to therein were made expressly for the benefit of the Bank and set forth in full herein.

10.229.2 The Borrowers shall not permit LMSC to convey, transfer, lease or otherwise dispose of any of its assets except for any such conveyance, transfer, lease or other disposition required by the Receivables Loan Agreement or Receivables Purchase Agreement, in each case as in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date hereof.)

10.229.3 The Borrowers will ensure that LMSC does not amend, supplement or otherwise modify or waive any term or condition of the Mortgage Purchase Agreement dated September 29, 1995 between LMSC and LFC without the prior written consent of the Bank.

10.229.4 The Borrowers shall ensure that LMSC does not nullify or circumvent any provision as to its special and limited nature set forth in its Charter Documents (as in effect on the date hereof).

10.230     LFC's Duties as Servicer; LFC's and LCC's Rights and
Obligations

10.230.1 LFC, as Servicer under the Asset Purchase Agreement, will perform all of its obligations under the Asset Purchase
Agreement and other EagleFunding Documents.

10.230.2 The Borrowers will ensure that LFC is at all times the Servicer under the Asset Purchase Agreement.

10.230.3 (i) LFC shall perform and abide by, and shall ensure that LCC performs and abides by, each of its respective obligations, covenants and agreements under the Asset Purchase Agreement and other EagleFunding Documents; (ii) at the request of the Bank, LFC shall enforce its rights, and shall ensure that LCC enforces its rights, under the Asset Purchase Agreement and other EagleFunding Documents; (iii) without the prior written consent of the Bank, LFC will not, and shall ensure that LCC does not, in any manner waive any of its or LCC's rights or release any other party from its obligations to any Borrower or LCC, under or in respect of the Asset Purchase Agreement or other EagleFunding Documents; and (iv) upon request of the Bank, the Borrowers will send to the Bank copies of notices, documents and other papers furnished and received by any Borrower or by LCC with respect to the Asset Purchase Agreement or other EagleFunding Documents.

10.231.    Special Purpose Nature of LCC

10.231.1 The Borrowers will ensure that LCC engages in no activities other than activities incident to and required by the Asset Purchase Agreement or other EagleFunding Documents, as they are in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the
date hereof).   In addition, the Borrowers shall ensure that (x)
other than pursuant to the Asset Purchase Agreement and other EagleFunding Documents, as in effect on the date hereof, LCC will not incur any indebtedness or liabilities, and, (y) other than as necessary to preserve its corporate status and franchises, LCC will incur no obligations.

10.231.2 The Borrowers will ensure that LCC does not engage in any transaction in violation of its Charter Documents.

10.232     Separate and Independent Existence of LCC

10.232.1 The Borrowers shall (i) cause LCC to comply with all covenants and agreements made by LCC in the Asset Purchase Agreement and other EagleFunding Documents (without giving effect to any amendment, supplement or other modification thereof after the date thereof), and (ii) cause LFC to comply with all covenants and agreements made by LFC in the Asset Purchase Agreement and other EagleFunding Documents. The Borrowers' obligations pursuant to this Section 7.26(a) shall not be affected or diminished by any waiver to or consent to departure from or relating to any such covenant or agreement set forth in the Asset Purchase Agreement or other EagleFunding Document given by any Person, and shall as fully and absolutely be binding upon the Borrowers as if the covenants and agreements referred to therein were made expressly for the benefit of the Bank and set forth in full herein.

10.232.2 The Borrowers shall not permit LCC to convey, transfer, lease or otherwise dispose of any of its assets except for any such conveyance, transfer, lease or other disposition required by the Asset Purchase Agreement or other EagleFunding Documents, in each case as in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date hereof) and except for the transfer of the Subordinated Interest Certificate to LFC.

10.232.3 The Borrowers will ensure that LCC does not amend, supplement or otherwise modify or waive any term or condition of the Asset Sale and Contribution Agreement, dated March 21, 1997, by and between LFC and LCC without the prior written consent of the Bank.

10.232.4 The Borrowers shall ensure that LCC does not nullify or circumvent any provision as to its special and limited nature set forth in its Charter Documents (as in effect on the date hereof).

10.233.    Priority Trust

10.233.1 The Borrowers will ensure that the Priority Trust engages in no activities other than activities set forth in
Section 1.3 of the Trust Agreement, dated October 7, 1998, between LFC and Wilmington Trust Company (without giving effect to any amendment, supplement or other modification thereof after the date hereof). In addition, the Borrowers shall ensure that the Priority Trust will not incur any indebtedness, liabilities, or obligations, other than as incidental to carrying out its purpose set forth in Section 1.3 of the Trust Agreement referenced in this Section 7.27(a).

10.233.2 The Borrowers will ensure that the Priority Trust does not engage in any transaction in violation of its Charter
Documents (as in effect on the date hereof without giving effect to any amendment, supplement or other modification thereof after the date hereof).




10.233.3 The Borrowers shall ensure that the Priority Trust does not, without the prior written consent of the Bank, amend the Administration Agreement or waive any of its rights under the Administration Agreement. The Borrowers shall cause the Priority Trust to enforce all of its rights under the Administration Agreement.


10.234     LFC's Duties as Servicer; LFC's and LHC's Rights and
Obligations.

10.234.1 LFC, as Master Servicer under each of the VFN Servicing Agreements will perform all of its obligations under such agreements.

10.234.2 The Borrowers will ensure that LFC is at all times the Master Servicer under the agreements referenced in Section
7.28(a).

10.234.3 (i) LFC shall perform and abide by, and shall ensure that each LHC performs and abides by, each of its respective obligations, covenants and agreements under the VFN Documents applicable to it; (ii) at the request of the Bank, LFC shall enforce its rights, and shall ensure that each LHC enforces its rights, under the applicable VFN Documents; (iii) without the prior written consent of the Bank, the Borrowers will not, and shall ensure that no LHC will, in any manner waive any of its or such LHC's rights or release any other party from its obligations to any Borrower or such LHC, under or in respect of the applicable VFN Documents; and (iv) upon request of the Bank, the Borrowers will send to the Bank copies of notices, documents and other papers furnished and received by any Borrower or by any LHC with respect to the VFN Documents.

10.235. Special Purpose Nature of each LHC

10.235.1 The Borrowers will ensure that no LHC engages in any activities other than activities incident to and required by the VFN Documents, as they are in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date hereof). In addition, the Borrowers shall ensure that (x) other than pursuant to the VFN Documents, as in effect on the date hereof, no LHC will incur any indebtedness or liabilities, and, (y) other than as necessary to preserve its corporate status and franchises, no LHC will incur any obligations.

10.235.2 The Borrowers will ensure that no LHC engages in any transaction in violation of its Charter Documents.

10.236     Separate and Independent Existence of each LHC




10.236.1 The Borrowers shall (i) cause each LHC to comply with all covenants and agreements made by such LHC in the VFN Documents to which it is a party (without giving effect to any amendment, supplement or other modification thereof after the date thereof), and (ii) cause LFC to comply with all covenants and agreements made by LFC in any of the VFN Documents. The Borrowers' obligations pursuant to this Section 7.30(a) shall not be affected or diminished by any waiver to or consent to departure from or relating to any such covenant or agreement set forth in the applicable VFN Document given by any Person, and shall as fully and absolutely be binding upon the Borrowers as if the covenants and agreements referred to therein were made expressly for the benefit of the Bank and set forth in full herein.


10.236.2 The Borrowers shall not permit any LHC to convey, transfer, lease or otherwise dispose of any of its assets except for any such conveyance, transfer, lease or other disposition required by the VFN Documents, in each case as in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date hereof).

10.236.3 The Borrowers will ensure that no LHC amends, supplements or otherwise modifies or waives any term or condition of the VFN Documents which are applicable to it without the prior written consent of the Bank.

10.236.4 The Borrowers shall ensure that no LHC nullifies or circumvents any provision as to its special and limited nature set forth in its Charter Documents (as in effect on the date hereof).

10.237     LFC's Duties as Servicer; LFC's and LTSC's Rights and
Obligations.

10.237.1 LFC, as Servicer under the Class B Servicing Agreement, will perform all of its obligations under Class B Servicing
Agreement and other Class B Certificate Agreements.

10.237.2 The Borrowers will ensure that LFC is at all times the Servicer under the Class B Certificate Agreements.

10.237.3 (i) LFC shall perform and abide by, and shall ensure that LTSC performs and abides by, each of its respective obligations, covenants and agreements under the Class B Servicing Agreement and other Class B Certificate Agreements; (ii) at the request of the Bank, LFC shall enforce its rights, and shall ensure that LTSC enforces its rights, under the Class B Certificate Agreements; (iii) without the prior written consent of the Bank, the Borrowers will not, and shall ensure that LTSC does not, in any manner waive any of LFC's or LTSC's rights or release any other party from its obligations to any Borrower or LTSC, under or in respect of any of the Class B Certificate Agreements; and (iv) upon request of the Bank, the Borrowers will send to the Bank copies of notices, documents and other papers furnished and received by any Borrower or by LTSC with respect to any of the Class B Certificate Agreements.

      0.1   Special Purpose Nature of LTSC

10.237.4 The Borrowers will ensure that LTSC engages in no activities other than activities incident to and required by the Class B Certificate Agreements, as they are in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date hereof). In addition, the Borrowers shall ensure that (x) other than pursuant to the Class B Certificate Agreements, as in effect on the date hereof, LTSC will not incur any indebtedness or liabilities, and,
(y) other than as necessary to preserve its corporate status and franchises, LTSC will incur no obligations.




10.237.5 The Borrowers will ensure that LTSC does not engage in any transaction in violation of its Charter Documents.


10.238    Separate and Independent Existence of LTSC

10.238.1 The Borrowers shall (i) cause LTSC to comply with all covenants and agreements made by LTSC in the Class B Certificate Agreements (without giving effect to any amendment, supplement or other modification thereof after the date thereof), and (ii) comply with all covenants and agreements made by LFC in the Class B Certificate Agreements. The Borrowers' obligations pursuant to this Section 7.33(a) shall not be affected or diminished by any waiver to or consent to departure from or relating to any such covenant or agreement set forth in the Class B Certificate Agreements given by any Person, and shall as fully and absolutely be binding upon the Borrowers as if the covenants and agreements referred to therein were made expressly for the benefit of the Bank and set forth in full herein.

10.238.2 The Borrowers shall not permit LTSC to convey, transfer, lease or otherwise dispose of any of its assets except for any such conveyance, transfer, lease or other disposition required by the Class B Certificate Agreements, in each case as in effect on the date hereof (without giving effect to any amendment, supplement or other modification thereof after the date hereof).

10.238.3 The Borrowers will ensure that LTSC does not amend, supplement or otherwise modify or waive any term or condition of any of the Class B Certificate Agreements without the prior written consent of the Bank.

10.238.4 The Borrowers shall ensure that LTSC does not nullify or circumvent any provision as to its special and limited nature set forth in its Charter Documents (as in effect on the date hereof).

NEGATIVE COVENANTS

      Each of the Borrowers covenants and agrees that so long as this Agreement is in effect and until the Commitment is terminated and all of the Loans, together with interest, commissions, fees and all other obligations incurred hereunder, are paid in full, each of the Borrowers will perform, and will cause each of its Subsidiaries to perform, the obligations set forth in this Section 8 (unless it shall first have procured the written consent of the Bank to do otherwise).




10.239   Engage in Same Type of Business.

None of the Borrowers will (i) enter into, or permit any of its Subsidiaries to enter into, any business which is substantially different from the business of the Borrowers and its Subsidiaries as set forth on Schedule 10.19, or (ii) make or acquire loans other than loans of the type and as otherwise described on Schedule 10.19; provided however, that the Borrowers and their Subsidiaries (other than LHCs, the Priority Trust, LCC, LTSC and LMSC) shall be permitted to make and acquire loans which are different from those described on Schedule 10.19 (each such loan, a "New Business Loan") so long as the aggregate outstanding principal amount of New Business Loans held by the Borrowers and its Subsidiaries does not at any time exceed 25% of the Portfolio Amount.


10.240     Liens.

10.240.1 The Borrowers will not contract, create, incur, assume or suffer to exist any Lien upon or with respect to, or by transfer or otherwise subject to the prior payment of any indebtedness (other than the Loans), any of the Collateral (or any proceeds of any of the foregoing) whether now owned or hereafter acquired, or permit any of their respective
Subsidiaries so to do, other than Liens in favor of the Bank.

10.240.2 The Borrowers will not contract, create, incur, assume or suffer to exist (and shall ensure that LMSC does not contract, incur, assume or suffer to exist) any Lien upon or with respect to, or by transfer or otherwise subject to the prior payment of any indebtedness (other than the Loans, or indebtedness under the Receivables Loan Agreement (as amended by Amendment No. 1 thereto dated as of December 18, 1995, and Amendment No. 2 thereto dated as of September 27, 1996, the "Current Receivables Loan Agreement") or under the Receivables Purchase Agreement (as amended by Amendment No. 1 thereto dated as of December 18, 1995, and Amendment No. 2 thereto dated as of September 27, 1996, the "Current Receivables Purchase Agreement")) any of the Pledged Assets (as defined in the Current Receivables Loan Agreement) or any of the Purchased Assets (as defined in the Current Receivables Purchase Agreement), or, except as required by the Current Receivables Loan Agreement or Current Receivables Purchase Agreement, any other asset of LMSC.

10.240.3 The Borrowers will not contract, create, incur, assume or suffer to exist (and shall ensure that LCC does not contract, incur, assume or suffer to exist) any Lien upon or with respect to, or by transfer or otherwise subject to the prior payment of any indebtedness (other than the Loans, or indebtedness under the Asset Purchase Agreement and related documents (as in effect on the date hereof)) any of the Purchased Interests (as defined in the Asset Purchase Agreement, as in effect on the date hereof), or except as required by the Asset Purchase agreement, any other asset of LCC.

10.240.4 The Borrowers will not contract, create, incur, assume or suffer to exist (and shall ensure that the Priority Trust does not contract, incur, assume or suffer to exist) any Lien upon or with respect to, or by transfer or otherwise subject to the prior payment of any indebtedness (other than the Loans) any of the Trust Estate (as defined in the Trust Agreement, dated October 7, 1998, between LFC and Wilmington Trust Company, as in effect on the date hereof), or any other asset of LCC.

10.240.5 The Borrowers will not contract, create, incur, assume or suffer to exist (and shall ensure that no LHC contracts, incurs, assumes or suffers to exist) any Lien upon or with respect to, or by transfer or otherwise subject to the prior payment of any indebtedness (other than the Loans, or indebtedness under the applicable VFN Documents (as in effect on the date hereof)) any of the trust estate which serves as collateral security for the VFNs and the other notes issued under the VFN Documents, or any other asset of any LHC.
10.169.1



10.240.6 The Borrowers will not contract, create, incur, assume or suffer to exist (and shall ensure that LTSC does not contract, incur, assume or suffer to exist) any Lien upon or with respect to, or by transfer or otherwise subject to the prior payment of any indebtedness (other than the Loans, or indebtedness under the applicable Class B Certificate Agreements (as in effect on the date hereof)) any of the Trust Estate (as defined in the Class B Trust Agreement), or any other asset of LTSC.

10.240.7 The Borrowers will not contract, create, incur, assume or suffer to exist any lien upon or with respect to the capital stock of Realty.

10.241     Other Indebtedness; Prepayment of Long Term Debt.

10.241.1 The Borrowers will not contract, create, incur, assume or suffer to exist any Indebtedness for Borrowed Money or permit any of their respective Subsidiaries so to do; except

      (i)   indebtedness of the Borrowers represented by the Loans;

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

(iv) other indebtedness incurred by the Borrowers or their respective Subsidiaries (other than any LHC, the Priority Trust, LMSC, LTSC and LCC) after the Closing Date but only if no Default or Event of Default shall have occurred and is continuing on the date such indebtedness is incurred or would result therefrom; and

(v)         indebtedness of any LHC permitted under Section
7.29(a) hereof.




10.241.2 Borrowers will not (i) amend the terms of any notes, documents, instruments or agreements related to Long Term Debt that would shorten the maturity date of any portion of principal at any time payable thereunder to a date which is earlier than the date (the "Post-Termination Date") which is 91 days after the Revolving Credit Maturity Date, or (ii) make any payment on account of the principal of or retire (by acquisition, purchase, payment, prepayment, redemption or otherwise) all or any part of any Long Term Debt, other than (a) the amounts specified in
Section 10.17 with respect to the Long Term Debt so specified therein on the dates specified therein, (b) in addition to the amounts specified in clause (a) preceding and clause (c) following, $4,700,000 in the aggregate of Long Term Debt and (c) with the proceeds of any loan which refinances such Long Term Debt, provided that, no such refinancing loan shall require that any amount of principal (other than principal to be repaid thereunder after the Post- Termination Date) be repaid sooner (or in any greater amount) than was required under the Long Term Debt which it refinances.


10.242.   Activity of the Borrowers.

LFC shall remain the primary operating company as among the Borrowers, their respective Subsidiaries and other Affiliates and LFC shall remain the sole primary servicer, purchaser and originator of Receivables owned, directly or indirectly, by any of the Borrowers, any of their Subsidiaries, or any trust, pool or similar entity created or capitalized by any of the Borrowers, any Subsidiary or any Affiliate of any of the Borrowers (it being understood that LFC shall be permitted to retain sub-servicers consistent with past practice). Realty shall remain a real estate investment trust (in accordance with all applicable Legal Requirements) whose primary business is to purchase real estate related assets from LFC.

10.243     Servicing and Originating

10.243.1 LFC shall service the Receivables included in the Portfolio Amount in accordance with each agreement relating thereto to which it is a party and in accordance with customary and normal standards of practice for the prudent servicing of assets of such type.

10.243.2 Without the prior written consent of the Bank (such consent not to be unreasonably withheld), the Borrowers will not make or permit any of their respective Subsidiaries to make any material change in any of its or their credit or lending policies or procedures as in effect on the date hereof.

10.244     [intentionally deleted]

10.245     Accounting Changes

10.245.1 The Borrowers will not make or permit any of their respective Subsidiaries to make any significant change in accounting treatment and reporting practices, except as permitted or required by GAAP.

10.245.2   The Borrowers will not change their respective Fiscal
Years or permit any of their respective Subsidiaries to change its Fiscal Year.




10.246     Consolidation and Merger

No Borrower will wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation or permit any of its Subsidiaries so to do (or agree to do any of the foregoing at any future time) except that (i) any wholly-owned Subsidiary (other than the Priority Trust, LMSC, LCC, LTSC and any LHC) of any Borrower may merge into any Borrower if both before and after giving effect thereto no Default or Event of Default has occurred or would result therefrom; provided that the Borrower shall at all times be the continuing corporation, and (ii) any wholly-owned Subsidiary of any Borrower may merge into any other wholly-owned Subsidiary of a Borrower; provided that the Borrowers shall not permit the Priority Trust, LMSC, LCC, LTSC or any LHC to merge with or into any other wholly-owned Subsidiary of any Borrower. Written notice of any merger permitted by this Section 8.8, however, shall be given by the Borrowers to the Bank before the effective date of such merger or within five Business Days thereafter.


10.247     Sale of Assets

10.247.1 The Borrowers will not convey, sell, lease or otherwise dispose of (or agree to do any of the foregoing at any future time) or permit any of their respective Subsidiaries so to do,
(i) all or a substantial part of its property or assets or any part of such property or assets material to the conduct of its business substantially as now conducted or as conducted after the Closing Date, or (ii) any of its assets (other than equipment which is obsolete or no longer used or useful in the conduct of its business)), except in the ordinary course of business (including, without limitation, in securitization or whole loan sale transactions).

10.247.2 As long as no Event of Default has occurred and is continuing hereunder, LFC may, from time to time, pursuant to and in accordance with the terms of the Participation Agreement, transfer to Realty some or all of its interest in certain of the Collateral or a participation interest therein, provided, that:
(i) LFC shall give written notice to the Bank of any proposed transfer at least 10 days prior to the date of such proposed transfer; (ii) on about the effective date of such transfer, LFC shall provide to the Bank a certificate of its CFO to the effect that (A) such transfer will not be in violation of or give rise to a default or event of default under the documentation relating the Collateral to be transferred, (B) no Event of Default has occurred and is continuing hereunder or would arise as a result of such transfer; and (C) and the representations and warranties of the Borrowers contained herein or in the other Loan Documents are true and correct in all material respects with the same effect as though such representations were being made at and as of such time; (iii) any such transfer shall be subject to the first priority security interest of the Bank in such Collateral and LFC and Realty shall comply with the terms of the Loan Documents to ensure that the Bank continues to have a first priority security interest in such Collateral (subject to any Permitted Liens which may have priority) proposed to be transferred; and (iv) LFC and Realty shall execute and file any and all documents, certificates and financing statements which the Bank determines to be necessary or desirable for the continuation of the Bank's first priority security interest in such Collateral (subject to any Permitted Liens which may have priority). Any such transfer from LFC to Realty pursuant to the Participation Agreement which satisfies all the foregoing conditions shall be referenced to as a "Permitted Realty Transfer."

10.248[intentionally deleted]




10.249.    Compliance with ERISA

No Borrower will (i) terminate, or permit any of its Subsidiaries to terminate, any Pension Plan so as to result in any material (in the opinion of the Bank) liability of such Borrower or any such Subsidiary to the PBGC, (ii) permit to exist the occurrence of any Reportable Event (as defined in Section 4043 of ERISA), or any other event or condition, which presents a material (in the opinion of the Bank) risk of such a termination by the PBGC of any Pension Plan, (iii) allow, or permit any such Subsidiary to allow, the aggregate amount of "benefit liabilities" (within the meaning of Section 4001(a)(16) of ERISA) under all Pension Plans of which any Borrower or any ERISA Affiliate is a "contributing sponsor" (within the meaning of Section 4001(a)(13) of ERISA) to exceed $100,000, (iv) allow, or permit any such Subsidiary to allow, any Plan to incur an "accumulated funding deficiency" (within the meaning of Section 302 of ERISA or Section 412 of the Code), whether or not waived,
(v) engage, or permit any such Subsidiary or any Plan to engage, in any "prohibited transaction" (within the meaning of Section 406 of ERISA or Section 4975 of the Code) resulting in any material (in the opinion of the Bank and considered by itself or together with all other such liabilities of any Borrower and all ERISA Affiliates) liability to any Borrower or any ERISA Affiliate, (vi) allow, or permit any such Subsidiary to allow, any Plan to fail to comply with the applicable provisions of ERISA and the Code in any material respect, (vii) fail, or permit any such Subsidiary to fail, to make any required contribution to any Multiemployer Plan, or (viii) completely or partially withdraw, or permit any such Subsidiary to completely or partially withdraw, from a Multiemployer Plan, if such complete or partial withdrawal will result in any material (in the opinion of the Bank) withdrawal liability under Title IV of ERISA.


10.250     Related Transactions

10.250.1 The Borrowers will not enter into any transaction with any of their respective Subsidiaries or other member of the Consolidated Group or any Affiliate of any of their respective Subsidiaries or other member of the Consolidated Group (or with any relative of such Affiliate) or any Person with which any officer or director of any such Subsidiaries or other member of the Consolidated Group has a financial interest on more favorable terms than if such Person was totally unrelated, or permit any of their respective Subsidiaries so to do.

10.250.2 The Borrowers will not make, or cause any of their respective Subsidiaries to make, any payments, directly or indirectly, to any of their Subsidiaries or Affiliate or any officer, director or principal stockholder of any of the Borrowers or any Affiliate, except as permitted by Sections 8.9(b), 8.12(a) and 8.16.

10.251.    Subsidiaries.

LFC will not sell, assign, transfer or otherwise dispose of, or in any way part with control of, any shares of capital stock of or membership interest in or beneficial ownership interest in, as applicable, Realty, any LHC, the Priority Trust, LMSC, LTSC or LCC or any indebtedness or obligations of any character of any of its Subsidiaries, or permit Realty, any LHC, the Priority Trust, LMSC, LTSC or LCC so to do with respect to any shares of capital stock of any other Subsidiary or any indebtedness or obligations of any character of any Borrower or any of its other Subsidiaries, or issue, or permit Realty, any LHC, the Priority Trust, LMSC, LTSC or LCC to issue any additional shares of capital stock, beneficial ownership interest or membership interest; provided that, LFC may sell its beneficial interest in the Priority Trust to Ironwood in accordance with the Administration Agreement subject to LFC's compliance with the terms of Section 2.4(e) hereof.

10.252.    Borrowing Base

The Borrowers will not permit the principal amount of
outstanding Tranche A Revolving Credit Loans, Tranche B Revolving
Credit Loans and Tranche C Revolving Credit Loans to exceed the amount of the Tranche A Borrowing Base, Tranche B Borrowing Base
and Tranche C Borrowing Base, respectively, at any time.
10.169




10.253.    Investments

The Borrowers will not invest in (by capital contribution or otherwise), or acquire for investment or purchase or make any commitment to purchase the obligations or stock of, any Person or permit any of their respective Subsidiaries so to do, if at the time of such investment (both before and after giving effect thereto) a Default or Event of Default has occurred or would have occurred had such investment been made on the last day of the most recently ended fiscal quarter. The Bank hereby acknowledges and agrees that the foregoing provisions of this
Section 8.15 shall not legally prohibit the Borrowers or any of their respective Subsidiaries from taking any of the actions required pursuant to a binding agreement relating to a securitization or whole loan transaction of the Borrowers or such Subsidiary entered into by the Borrowers or such Subsidiary; however, the Borrowers acknowledge that, notwithstanding the foregoing provisions of this sentence, if the Borrowers or any of their respective Subsidiaries takes any such action or makes any investment in violation of the first sentence of this Section 8.15, same shall nonetheless be an Event of Default for all purposes of this Agreement and the other Loan Documents.

10.254.    Dividends, Distributions and Purchases of Capital Stock

The Borrowers will not declare or pay any dividends
(other than dividends payable in shares of its common stock), or return any capital to its stockholders as such or authorize or make any other distribution, payment or delivery of property or cash to their respective stockholders as such, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for a consideration (otherwise than in exchange for, or from the proceeds of the substantially concurrent sale of, other shares of the same type of capital stock or of common stock of the Borrowers), any shares of any class of their respective capital stock now or hereafter outstanding, or any warrants or other securities (now or hereafter outstanding) convertible into or exercisable for any equity or other securities of the Borrowers or a Subsidiary thereof, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for a consideration, any subordinated debt or make any payments on account of the principal thereof, or set aside any funds for any of the foregoing purposes; provided, however, that (x) the Borrowers may pay dividends on their respective common stock and (y) LFC may make payments to repurchase up to an aggregate amount of 5% of its common stock from the date hereof until the Revolving Credit Maturity Date if, at the time of each such payment referred to in clause (x) and (y) above (both before and after giving effect thereto), no Default or Event of Default (i) has occurred and is continuing or (ii) would have occurred had such dividend been paid or such repurchase payment been made (as the case may be) on the last day of the most recently ended fiscal quarter.

10.255.    Leasebacks

The Borrowers will not enter into, or permit any of its Subsidiaries to enter into, any arrangement with any bank, insurance company or other lender or investor providing for the leasing to any Borrower or any of its Subsidiaries of real property (i) which at the time has been or is to be sold or transferred by any Borrower or any of its Subsidiaries to such lender or investor, or (ii) which has been or is being acquired from another person by such lender or investor or on which one or more buildings or facilities have been or are to be constructed by such lender or investor for the purpose of leasing such property to a Borrower or any Subsidiary of a Borrower.




10.256.   Tangible Net Worth

The Borrowers will not permit the consolidated Tangible
Net Worth of LFC, at any time to be less than $30,000,000 plus
50% of the cumulative amount of LFC's consolidated positive net income (determined in accordance with GAAP) for each fiscal year commencing with the Fiscal Year ending December 31, 1996.


10.257.    Debt: Net Worth Ratio

The Borrowers will not permit the ratio (expressed as a percentage) of (x) the sum of all liabilities of the Consolidated Group (including, without limitation, all Indebtedness for Money Borrowed of the Consolidated Group other than any such indebtedness consisting of recourse made available by any Borrower or any Subsidiary of any Borrower consistent with past practices to Persons to which such Borrower or such Subsidiary conveyed Receivables pursuant to a securitization or whole loan sale transaction) to (y) the LFC's consolidated Tangible Net Worth at any time to be more than 500% as at the end of any fiscal quarter of LFC.

10.258.    Interest Coverage Ratio

10.258.1   The Borrowers will not permit the Interest Coverage
Ratio of the Consolidated Group for any Four Quarter Period to be less than 1.8:1.0.

10.258.2 In the event that Borrowers does not deliver any financial statement or certificate required to be delivered after the end of any month or fiscal quarter pursuant to Section 7.1(a), 7.1(c), 7.16 or 7.17 within 10 days after the date required therefor pursuant to said clause, the Borrowers shall be deemed to be in default of Sections 8.18-8.22 (inclusive) for purposes of Section 9.3 hereof.

10.259.    Limit on Troubled Loans

The Borrowers will not permit at any time the sum of (A)
(i) the aggregate principal amount of Receivables which are 90 or more days past due from their Due Date in payment of any amount payable with respect thereto plus (without duplication) (ii) the aggregate principal amount of all Receivables which are on non-accrual status or which pursuant to LFC's servicing guidelines should be on non-accrual status plus (without duplication) (iii) the aggregate book value of all REO Properties minus (iv) the amount at such time of Dealer Recourse and Dealer Reserve in respect of any such Receivables to exceed (B) 10% of the LFC's consolidated Tangible Net Worth at such time.

Exposure to Extraordinary Transactions.

The Borrowers will not permit, at any time, (x) the aggregate principal amount of Extraordinary Loans that the Borrowers or any of their respective Subsidiaries holds or services, or in respect of which any Person has recourse (contingent or otherwise) to the Borrowers or any of their respective Subsidiaries to exceed (y) 15% of the Portfolio Amount at such time.




10.261.    Ammendments to Documents

The Borrowers will not (A) amend, supplement, or otherwise modify, directly or indirectly, (i) any of their respective Charter Documents (or permit any of the Priority Trust, LMSC, any LHC, LTSC or LCC to amend, supplement or otherwise modify, directly or indirectly, its respective Charter Documents) or (ii) any agreement or provision which subordinates any obligation to any of the Obligations or (B) amend, supplement, otherwise modify, waive, or terminate, or agree to, consent to or otherwise permit there to be (or permit any Subsidiary of any Borrower to agree to consent to or otherwise permit there to be) any amendment, modification, supplement, waiver or termination of any provision of, the Receivables Purchase Agreement, the Receivables Loan Agreement, the VFN Documents, the EagleFunding Documents, the Administration Agreement, the Class B Certificate Agreements, the Participation Agreement or any agreement or other instrument relating to any of the foregoing except for, in the case of any such amendment, supplement, modification or waiver, any such amendment, modification, supplement or waiver of any agreement referred to in this clause (B) which does not and will not, directly or indirectly reduce, delay or otherwise have any adverse effect upon (and does not and will not have the direct or indirect effect of reducing, delaying or otherwise adversely affecting) any payment required in respect of the Uncertificated Residual Rights or VFNs or EagleFunding Residual Rights or the Class B Certificate or the Eligible TLCs or any other right of any Borrower or any Subsidiary of any Borrower or the Bank with respect to any such agreement, Uncertificated Residual Right, VFN, Eagle Funding Residual Right, the Class B Certificate or the Eligible TLCs.


EVENTS OF DEFAULT

      Upon the occurrence of any of the following specified events (each an "Event of Default"):

10.262.  Principal and Interest

The Borrowers shall default in the due and punctual payment of (i) any principal due on any Loan; or (ii) any interest on any Loan or in the due and punctual payment of the facility fee, arrangement fee or any other amount due hereunder; provided that failure to duly and punctually make an interest payment shall not be an Event of Default under this Section 9.1 if such interest payment is paid within five days after the date it is due and the Borrowers have not been late in making an interest payment on the Note more than once in the preceding 12 months; or

10.263.  Representations and Warranties

Any representation, warranty or statement made by any Borrower in any Loan Document or otherwise in writing by any Borrower in connection with any of the foregoing, or in any certificate or other statement furnished pursuant to or in connection with any of the foregoing, shall be breached or shall prove to be untrue in any material respect on the date as of which made; or

10.264     Certain Covenants

Any Borrower or any Subsidiary of any Borrower shall default in the due performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to Section 7.1, Section 7.11, Section 7.16, Section
7.17, Section 7.18, Section 7.19 or Section 8; or




10.265     Other Covenants

Any Borrower or any Subsidiary of any Borrower shall default in the due performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to any of the provisions of this Agreement (other than those referred to in Sections 9.1, 9.2 or 9.3) and such default (if capable of cure) shall continue unremedied for a period of 30 days after the earlier of the date on which the Bank gives the Borrowers notice of such default or the date an officer of any Borrower or any Subsidiary of any Borrower becomes aware thereof; or


10.266    Other Obligations

(i) Any indebtedness of any Borrower or any Subsidiary of any Borrower in aggregate principal amount in excess of $500,000 shall be duly declared to be or shall become due and payable prior to the stated maturity thereof, or (ii) any obligation of any Borrower or any Subsidiary of any Borrower in respect of indebtedness in excess of $500,000 in aggregate principal amount shall not be paid as and when the same becomes due and payable including any applicable grace period, or there shall occur and be continuing any event which constitutes an event of default under any instrument, agreement or evidence of indebtedness relating to any indebtedness of any Borrower or any Subsidiary of any Borrower in excess of $500,000 in aggregate principal amount, the effect of which is to permit (with or without the giving of notice, the passage of time or both) the holder or holders of such instrument, agreement or evidence of indebtedness, or a trustee, agent or other representative on behalf of such holder or holders, to cause the indebtedness evidenced thereby to become due prior to its stated maturity; or

10.267. A Change of Control Event shall occur; or

10.268. Insolvency

Any Borrower or any Subsidiary of any Borrower shall dissolve or suspend or discontinue its business, or shall make an assignment for the benefit of creditors or a composition with creditors, shall be unable or admit in writing its inability to pay its debts as they mature, shall file a petition in bankruptcy, shall become insolvent (howsoever such insolvency may be evidenced), shall be adjudicated insolvent or bankrupt, shall petition or apply to any tribunal for the appointment of (or there shall be appointed pursuant to contract) any administrator, receiver, liquidator or trustee of or for it or any substantial part of its property or assets, shall commence any proceedings relating to it under any bankruptcy, reorganization, arrangement, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or there shall be commenced against any Borrower or any Subsidiary of any Borrower any such proceeding which shall remain undismissed for a period of 60 days or more, or any order, judgment or decree approving the petition in any such proceeding shall be entered; or any Borrower or any Subsidiary of any Borrower shall by any act or failure to act indicate its consent to, approval of or acquiescence in, any such proceeding or in the appointment of any receiver, liquidator or trustee of or for it or any substantial part of its property or assets, or shall suffer any such appointment to continue undischarged or unstayed for a period of 60 days or more; or any Borrower or any Subsidiary of any Borrower shall take any action for the purpose of effecting any of the foregoing; or any court of competent jurisdiction shall assume jurisdiction with respect to any such proceeding or a receiver or trustee or other officer or representative of a court or of creditors, or any court, governmental officer or agency, shall under color of legal authority, take and hold possession of any substantial part of the property or assets of any Borrower or any Subsidiary of any Borrower; or there shall happen or exist under the laws of any applicable jurisdiction, with respect to any member of the Consolidated Group, any event analogous to and having a substantially similar effect to any of the foregoing events; or




10.269     Security Documents

The breach by any Borrower of any term or provision of any Security Document, which default in the judgment of the Bank is material; or any Security Document is at any time not in full force and effect; or any of the Security Documents shall fail to grant to the Bank the Lien and security interest purported to be created thereby; or


10.270     Judgments

10.270.1 Any final non-appealable judgment for the payment of money in excess of $500,000 shall be rendered against any Borrower or any Subsidiary of any Borrower; or

10.270.2 Final judgment for the payment of money in excess of $500,000 shall be rendered against any Borrower or any Subsidiary of any Borrower, and the same shall remain undischarged for a period of 30 days during which execution shall not be effectively stayed or contested in good faith; or

10.271.    Change in Management

Any two of the following individuals shall cease to be senior officers of LFC with an active management role: Richard
Stratton, Heather Sica, James Shippee, and Ron Rabidou; or

10.272     Environmental Problems

Any Borrower or any Subsidiary of any Borrower incurs or (in the opinion of the Bank) is reasonably likely to incur, Environmental Costs in excess of $500,000 in the aggregate during any 18-month period;

then, and in any such event, and at any time thereafter, if any Event of Default shall then be continuing the Bank may by written notice to LFC; (i) declare the principal of and accrued interest on the Loans to be, whereupon the same shall forthwith become, due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrowers; and/or (ii) declare the Commitment, including each Class Commitment, of the Bank terminated, whereupon the Commitment and each Class Commitment of the Bank shall forthwith terminate immediately; provided that if any Event of Default described in Section 9.7 shall occur with respect to the Borrowers, the result which would otherwise occur only upon the giving of written notice by the Bank to the Borrowers as herein described shall occur automatically, without the giving of any such notice.


REPRESENTATIONS AND WARRANTIES

      In order to induce the Bank to enter into this Agreement and to make the Loans provided for herein, each of the Borrowers makes the following representations, covenants and warranties, both as of the date hereof and (after giving effect to the transactions contemplated hereby to occur on the Closing Date) as of the Closing Date (unless such representation, covenant or warranty is expressly made as of a specified date, in which case the same shall be made as of such date), which representations, covenants and warranties shall survive the execution and delivery of this Agreement and the other documents and instruments referred to herein:


10.273     Status; Validity.


10.273.1 LFC and Realty are duly organized and validly existing corporations in good standing under the laws of Massachusetts and Delaware, respectively, and have the corporate power and authority to own or hold under lease their respective properties and assets, to transact the businesses in which each is engaged, to enter into and perform this Agreement and the other Loan Documents and to borrow hereunder. Each Borrower is duly qualified or licensed as a foreign corporation in good standing in each jurisdiction where failure to so qualify would have a Material Adverse Effect. The chief executive office of each of the Borrowers, each LHC, the Priority Trust, LMSC, LTSC and LCC is located in Williamstown, Massachusetts.

10.273.2 Each LHC is a duly organized and validly existing corporation in good standing under the laws of Delaware and has the corporate power and authority to own or hold under lease its property and assets, and to transact the business in which it is engaged, and is duly qualified or licensed as a foreign corporation in good standing in each jurisdiction where failure so to qualify would have a Material Adverse Effect.

10.273.3 Each of LMSC, LTSC and LCC is a duly organized and validly existing limited liability company in good standing under the laws of Delaware and has the corporate power and authority to own or hold under lease its property and assets, and to transact the business in which it is engaged, and is duly qualified or licensed as a foreign limited liability company in good standing in each jurisdiction where failure so to qualify would have a Material Adverse Effect.

10.273.4 The Priority Trust is a duly organized and validly existing business trust in good standing under the laws of Delaware and has the corporate power and authority to own or hold under lease its property and assets, and to transact the business in which it is engaged, and is duly qualified or licensed as a foreign business trust in good standing in each jurisdiction where failure so to qualify would have a Material Adverse Effect.

10.273.5 The execution, delivery and performance by each Borrower of this Agreement and the other Loan Documents and the other documents, agreements or instruments provided for therein, the consummation of the transactions contemplated thereunder and the use of the proceeds of the Loans have been duly authorized by all necessary corporate and stockholder action on the part of such Borrower and each relevant Subsidiary of such Borrower.
This Agreement and the other Loan Documents and the other documents, agreements or instruments provided for therein are the legal, valid and binding obligations of each Borrower, enforceable in accordance with their respective terms subject, as to enforceability, to applicable bankruptcy, insolvency, reorganization and similar laws affecting the enforcement of creditors' rights generally and to general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law).




10.273.6 LFC is the primary operating company as among the Borrowers, its Subsidiaries and any other Affiliate of any Borrower, and is the sole primary servicer, purchaser and originator of Receivables owned, directly or indirectly, by any of the Borrowers, any Subsidiary, any Affiliate of any Borrower or any trust or pool or similar entity created or capitalized by any of the Borrowers, any Subsidiary or any Affiliate of any Borrower, it being understood that LFC shall be permitted to retain subservicers consistent with past practice. Realty is a real estate investment trust (in compliance with all applicable Legal Requirements) whose primary business is to purchase real estate related assets from LFC.


10.274.    Compliance with Other Instruments

No Borrower and no Subsidiary of any Borrower is in material default under any Material Agreement to which it is a party, and neither the execution, delivery or performance of this Agreement and the other Loan Documents nor the consummation of the transactions herein or therein contemplated, nor compliance with the terms and provisions hereof or thereof, will contravene any provision of any Legal Requirement or will conflict with or will result in any breach of, any of the terms, covenants, conditions or provisions of, or constitute a default under, or, except as provided by the Security Documents, result in the creation or imposition of (or the obligation to create or impose) any Lien upon any of the property or assets of such Person pursuant to the terms of any indenture, mortgage, deed of trust or Material Agreement to which such Person is a signatory or by which such Person is bound or to which such Person may be subject or violate any provision of the Charter Documents of such Person.

10.275     Litigation

Except as disclosed on Schedule 10.3 to this Agreement, as of the date hereof and as of the Closing Date, there are no actions, suits or proceedings pending or, to the knowledge of the Borrowers, threatened, against or affecting any Borrower or any Subsidiary before any Government Authority, which, if adversely determined, would have a Material Adverse Effect on any Borrower or any Subsidiary, or on the Consolidated Group.

10.276.    Compliance with Law

Except for matters which could not result in a Material
Adverse Change in respect of any Borrower or any Subsidiary of any Borrower or the Consolidated Group (a) all business and operations of each Borrower and each Subsidiary of each Borrower have been and are being conducted in accordance with all applicable Legal Requirements; (b) each Borrower and each Subsidiary of each Borrower has obtained all permits, licenses and authorizations, or consents which are otherwise necessary, for such Person to conduct its business as it is conducted; and
(c) neither any Borrower nor any Subsidiary of any Borrower is a party to, has been threatened with, and there are no facts existing as a basis for any governmental or other proceeding which might result in a suspension, limitation or revocation of any such permit, license or authorization.

10.277.    LCC, LMSC, LTSC and Priority Trust




10.277.1 One hundred percent (100%) of the membership interest in each of LCC, LTSC and LMSC is owned, beneficially and of record, by LFC and such interests are not represented by one or more certificates. One hundred percent (100%) of the beneficial interest in the Priority Trust is owned, beneficially and of record, by LFC and such interest is represented by a certificate. One hundred percent (100%) of the issued and outstanding capital stock of each LHC is owned, beneficially and of record, by LHC. Such membership interests in LCC, LTSC and LMSC, the beneficial interest in the Priority Trust and the stocks of LHCs are owned by LFC free and clear of all Liens (other than Liens in favor of the Bank).


10.277.2 Other than as disclosed in the Financial Statements referred to in Section 10.11, no member of the Consolidated Group has outstanding any option, warrant, bonds, debentures or other right, put, call or commitment to issue, or any obligation or commitment to purchase any of its authorized capital stock or other equity interest, or any securities convertible into or exchangeable for any of its authorized capital stock or other equity interest.

10.277.3 None of LMSC, LTSC or LCC has any (and so long as the membership interests in LMSC. LTSC or LCC are pledged to the Bank as Collateral, will not have) outstanding option, warrant, bonds, debentures or other right, put, call or commitment to issue, or any obligation or commitment to purchase any of its membership interests, or any securities convertible into or exchangeable for any of its membership interests. No LHC has any (and so long as any VFN is pledged to the Bank as Collateral, will not have) outstanding option, warrant, bonds, debentures or other right, put, call or commitment to issue, or any obligation or commitment to purchase any of its capital stock, or any securities convertible into or exchangeable for any of its capital stock. The Priority Trust does not have any (and so long as any beneficial interest in the Priority Trust is pledged to the Bank as Collateral, will not have) outstanding option, warrant, bonds, debentures or other right, put, call or commitment to issue, or any obligation or commitment to purchase any of the beneficial interest in the Priority Trust, or any securities convertible into or exchangeable for any beneficial interest in the Priority Trust.

10.278     Governmental Approvals

No order, permission, consent, approval, license, authorization, registration or validation of, or filing with, or exemption by, any Government Authority is required to authorize, or is required in connection with the execution, delivery and performance of this Agreement or the other Loan Documents by any Borrower or any Subsidiary of any Borrower, or the taking of any action hereby or thereby contemplated.

10.279     Federal Reserve Margin Regulations; Proceeds.

10.279.1 No member of the Consolidated Group is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any margin stock (within the meaning of Regulation of the Board of Governors of the Federal Reserve System). No part of the proceeds of any Loans will be used to purchase or carry any such margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock.

10.279.2 The proceeds of the Loans shall be used solely for the Borrowers' working capital needs.

10.280.    Taxes




10.280.1 All tax returns of any nature whatsoever, including but not limited to, all US income, payroll, stock transfer, and excise tax returns and all appropriate state and local income, sales, excise, payroll, franchise and real and personal property tax returns, and corresponding returns under the laws of any jurisdiction, which are required to be filed by any Borrower or any Subsidiary of any Borrower have been or will be filed by the due date or extended due date of such returns.


10.280.2 Except for amounts which in the aggregate do not exceed $100,000, all taxes due and payable with respect to each member of the Consolidated Group have been paid, and there are no liabilities, interest or penalties payable with respect to any taxes which remain unpaid.

10.281     Investment Company Act

Neither any Borrower nor any Subsidiary of any Borrower nor the entering into of the Loan Documents nor the issuance of the Note, is subject to any of the provisions of the Investment Company Act of 1940, as amended. Neither any Borrower nor any Subsidiary of any Borrower is a "holding company" as defined in the Public Utility Holding Company Act of 1935, as amended, or subject to any other federal or state statute or regulation limiting its ability to incur Indebtedness for Money Borrowed.

10.282.    Properties of the Borrowers

10.282.1 The Borrowers and their respective Subsidiaries have good and marketable title to, or valid leasehold interests in, all of their material properties and assets.

10.282.2 The Borrowers have full, valid and exclusive right, title and interest (in fee simple where applicable) to all of the Borrowing Base Collateral. The Borrowers' ownership rights in and to all of the foregoing are subject to no Liens, burdens or defects.

10.282.3 The Borrowing Base Collateral Documents are in full force and effect; there have been no amendments to, or waivers of any provisions of, such documents other than amendments or waivers, in the ordinary course of business, of the Required Consumer Loan Documents which are not material to the value of the Eligible Consumer Loans in the aggregate.

10.283.    Financial Condition

10.283.1 The audited consolidated Financial Statements of the Consolidated Group for its Fiscal Year ended December 31, 1997 and the financial statements for the nine months ended September 30, 1998 contained in LFC's quarterly report on Form 10-Q for the quarter ended September 30, 1998 have been delivered to the Bank, have been prepared in accordance with GAAP and fairly present the financial condition and the results of operations of the Consolidated Group as of the dates and for the periods covered thereby (subject, in the case of such unaudited statements, to normal year-end audit and adjustment). There are no contingent obligations, material liabilities or any material unrealized or anticipated losses from unfavorable commitments which are not disclosed in such Financial Statements.




10.283.2 There has been no Material Adverse Change in respect of the Consolidated Group, or any member thereof, since December 31, 1997.


10.283.3 At the time of, and after giving effect to, each Loan, each Borrower, (i) is Solvent, and (ii) possesses, in the opinion of the Borrowers, sufficient capital to conduct the business in which it is engaged or presently proposes to engage.

10.284     Environmental Matters.

10.284.1 Each Borrower and each Subsidiary of any Borrower (and any predecessor in interest of any of them) has been and continues to be in material compliance with all applicable
Environmental Laws;

10.284.2 Each Borrower and each Subsidiary of any Borrower has obtained all material permits and approvals required under Environmental Laws, including all material environmental, health and safety permits, licenses, approvals, authorization, variances, agreements, and waivers of Government Authorities ("Environmental Permits") necessary for the conduct of its business and the operation of its facility, and all such Environmental Permits are in good standing and each Borrower and each Subsidiary of any Borrower is in compliance with all material terms and conditions of such Environmental Permits;

10.284.3 No Borrower and no Subsidiary of any Borrower nor any of their respective Properties or operations is subject to any outstanding written order from or agreement with any Government Authority or other Person or is subject to any judicial or docketed administrative proceeding respecting any (x) Environmental Law, (y) Remedial Action or (z) Environmental Claim or Environmental Costs;

10.284.4 To each Borrower's knowledge, there are no conditions or circumstances now or formerly associated with any Property or operations by any Borrower or any Subsidiary of any Borrower (or any predecessor in interest of any of them) which may prevent or interfere with material compliance by any Borrower or any of its Subsidiaries with any applicable Environmental Laws or form the basis of any material Environmental Claim or give rise to any material Environmental Costs;

10.284.5 No Environmental Claim (including, without limitation, in respect of any alleged violation of any Environmental Laws) is pending or threatened against, or has been received by, any Borrower or any Subsidiary of any Borrower;

10.284.6   No Environmental Lien and no unrecorded Environmental
Lien has attached to any Property of any Borrower or any Subsidiary of any Borrower and to each Borrower's knowledge, no action has been taken by any Person which could subject any such Property to any Environmental Lien;




10.284.7 No Borrower and no Subsidiary of any Borrower (nor any predecessor in interest of any of them) has transported or arranged for the transportation of any Contaminant to any location which is (i) listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (ii) listed for possible inclusion on the National Priorities List by the United States Environmental Protection Agency, or (iii) listed on any similar state list or (iv) to each Borrower's knowledge, the subject of federal, state or local enforcement actions or other investigations which may lead to Environmental Claims against any Borrower or any Subsidiary of any Borrower or the imposition of Environmental Costs on any Borrower or any Subsidiary of any Borrower; and


10.284.8 Except as complies with all Environmental Laws, no Property is located in, and no operations by any Borrower or any Subsidiary of any Borrower (or any predecessor in interest of any of them) affect, any Environmentally Sensitive Area.

10.285     Disclosure

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

10.286     Compliance with ERISA

The Borrowers and each ERISA Affiliate and each Plan and the trusts maintained pursuant to such plans are in compliance in all material respects with the presently applicable provisions of Sections 401 through and including 417 of the Code, and of ERISA and (i) no event which constitutes a Reportable Event as defined in Section 4043 of ERISA has occurred and is continuing with respect to any Plan which is or was covered by Title IV of ERISA,
(ii) no Plan which is subject to Part 3 of Subtitle B of Title 1 of ERISA has incurred any "accumulated funding deficiency" (within the meaning of Section 302 of ERISA or Section 412 of the Code) whether or not waived, and (iii) no written notice of liability has been received with respect to any Borrower or any Subsidiary of any Borrower for any "prohibited transaction" (within the meaning of Section 4975 of the Code or Section 406 of ERISA), nor has any such prohibited transaction resulting in liability to any Borrower or any ERISA Affiliate occurred.

           Neither any Borrower nor any ERISA Affiliate (i) has incurred any liability to the PBGC (or any successor thereto under ERISA), or to any trustee of a trust established under
Section 4049 of ERISA, in connection with any Plan (other than liability for premiums under Section 4007 or ERISA), (ii) has incurred any withdrawal liability under Subtitle E of Title IV of ERISA in connection with any Plan which is a Multiemployer Plan, nor (iii) has contributed or has been obligated to contribute on or after September 26, 1980, to any "multiemployer plan" (within the meaning of Section 3(37) of ERISA) which is subject to Title IV of ERISA.




           The consummation of the transactions contemplated by this Agreement (i) will not give rise to any liability on behalf of any Borrower or any of its ERISA Affiliates under Title IV of ERISA to the PBGC (other than ordinary and usual PBGC premium liability), to the trustee of a trust established pursuant to
Section 4049 of ERISA, or to any Multiemployer Plan, and (ii) will not constitute a "prohibited transaction" under Section 406 of ERISA or Section 4975 of the Code.


10.287.    The Security Documents

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

10.288     [Intentionally deleted.]

10.289.    Long Term Debt

No principal amount of any Long Term Debt is payable on or prior to the Revolving Credit Maturity Date other than:

10.289.1 On April 1 of each year, up to $920,000 in respect of LFC's 10% Notes due 2004;

10.289.2 On June 1 of each year, up to $878,500 in respect of LFC's 8 7/8% Notes due 2003;

10.289.3   On March 1 of 2001, $7,500,000 in respect of LFC's 9.3%
Notes due 2004;

10.289.4 On December 1 of each year, up to $2,587,500 in respect of LFC's 8.45% Notes due 2002;

10.289.5 On November 1 of each year, up to $500,000 in respect of LFC's 8.25% Notes due 2003; and

10.289.6 On December 1 of each year, up to $1,000,000 in respect of LFC's 9.25% Notes due 2003.




10.290.    Qualification


10.290.1 Solely by reason of (and without regard to any other activities of the Bank in any state in which Collateral is located) the entering into, performance and enforcement of this Agreement, the Note, the Security Documents and the other Loan Documents by the Bank will not constitute doing business by the Bank in Massachusetts or any such other state or result in any liability of the Bank for taxes or other governmental charges in any such state; and qualification by the Bank to do business in such jurisdiction is not necessary in connection with, and the failure to so qualify will not affect, the enforcement of, or exercise of any rights or remedies under, any of such documents.

10.290.2 No "business activity," "doing business" or similar report or notice is required to be filed by the Bank in any such jurisdiction in connection with the Loans or the transactions contemplated by this Agreement, and the failure to file any such report or notice will not affect the enforcement of, or the exercise of any rights or remedies under, this Agreement, the Security Documents or any of the other Loan Documents.

10.291.    Business of Consolidated Group

Schedule 10.19 hereto sets forth a complete and accurate description of the business of the Borrowers and their respective
Subsidiaries as of the date hereof including a full description of the types of loans made and loans and assets acquired by the Borrowers and their respective Subsidiaries.

10.292.     Dealer Recourse

Schedule 10.20 sets forth a complete and accurate description of the Borrowers' policies for determining when Dealer Recourse should no longer be treated as available to the Borrowers or their respective Subsidiaries and when the amount of Dealer Recourse which the Borrowers treat as available from a Dealer should be reduced. The Borrowers have treated and will treat Dealer Recourse as described in Schedule 10.20 in each statement, report and calculation furnished and which will be furnished to the Bank.

10.293.    Identity of Spread Account: Excess Servicing Assets

The "Custody Receivables Account" specified in each
Borrowing Base Certificate is the "Spread Account" (as defined in each of the Receivables Purchase Agreement and the Receivables
Loan Agreement).   The only Person other than LMSC with any
interest in the Spread Account or the Agent's Account (as defined in the Receivables Loan Agreement and the Receivables Purchase Agreement, in each case as in effect on the date hereof) are LMSC, the Agent and the Lender in their capacities as such under the Receivables Loan Agreement, and the Agent and the Purchaser in their capacities as such under the Receivables Purchase Agreement. All rights of LMSC to receive remittances from the Spread Account are set forth in Sections 2.06(b) and 2.06(c) of
(i) the Receivables Loan Agreement and (ii) the Receivables Purchase Agreement. The rights of LMSC under Sections 2.05(c)(vii) and 2.05(c)(viii) of (i) the Receivables Loan Agreement and (ii) the Receivables Purchase Agreement constitute the entirety of the "Excess Servicing Asset" specified in the most recent Borrowing Base Certificate. No Person other than LMSC has any interest in the Excess Servicing Asset.




10.294    Borrowing Base Collateral Documents

Schedule E hereto lists all of the Borrowing Base
Collateral Documents in effect as of the date hereof. All of the representations and warranties of the Borrowers or their respective Subsidiaries set forth in any of the Borrowing Base Collateral Documents are materially true and correct as of the date hereof. No default under or material violation of the terms of any of the Borrowing Base Collateral Documents (other than any default under Required Consumer Loan Documents in the ordinary course of business which is not material to the value of the Eligible Consumer Loans in the aggregate) has occurred and is continuing as of the date hereof.


[Intentionally deleted.]

MISCELLANEOUS

10.295. Calculations and Financial Data

Calculations hereunder (including, without limitation, calculations used in determining, or in any certificate of the Borrowers reflecting, compliance by the Borrowers with the provisions of this Agreement) shall be made and financial data required hereby shall be prepared both as to classification of items and as to amount in accordance with GAAP consistent with the audited Financial Statements described in Section 10.11(a); provided that for purposes of Sections 8.18 through 8.22 (inclusive) no effect shall be given to any change in GAAP from those in effect on December 31, 1995.

10.296  Ammendment and Waiver

Except as otherwise provided, no provision of any of the Loan Documents may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the Bank and the Borrowers, except that waivers of provisions relating to the Borrowers' performance or non-performance of their obligations hereunder or thereunder need not be signed by the Borrowers. Any such change, waiver, discharge or termination shall be effective only in the specific instance and for the specific purposes for which made or given.

10.297.    Expenses; Indemnification

10.297.1 Whether or not the transactions hereby contemplated shall be consummated, the Borrowers shall pay all reasonable out-of-pocket costs and expenses of the Bank incurred in connection with (x) the preparation, execution, delivery, administration, filing and recording of, and (y) the amendment (including any waiver or consent) or modification of (including any amendment, waiver, consent or modification at any time requested by the Borrowers, whether or not the same is finalized or executed), and enforcement of or preservation of any rights under, this Agreement and the other Loan Documents, including, without limitation, (A) the reasonable fees and expenses of Sullivan & Worcester LLP, special counsel for the Bank and any special or local counsel retained by the Bank, (B) the reasonable fees and expenses of any appraisers retained by the Bank if applicable with respect to any collateral granted to the Bank after the date hereof, and (C) travel, title insurance, mortgage recording and filing costs.




10.297.2 The Borrowers agree to pay, and to save the Bank harmless from (x) all present and future stamp, filing and other similar taxes, fees or charges (including interest and penalties, if any), which may be payable in connection with the Loan Documents or the issuance of the Note or any modification of any of the foregoing, and
(y) all finder's and broker's fees in connection with the transactions contemplated by this Agreement and the other Loan Documents.


10.297.3 The Borrowers agree to indemnify, pay and hold harmless the Bank, any Bank Assignee and each holder of a Note and their respective present and future officers, directors, employees and agents (collectively, the "Indemnified Parties") from and against all liability, losses, damages and expenses (including, without limitation, legal fees and expenses) arising out of, or in any way connected with, or as a result of (i) the execution and delivery of the Letter Agreement, of this Agreement and the other Loan Documents or the documents or transactions contemplated hereby and thereby or the performance by the parties hereto or thereto of their respective obligations hereunder and thereunder or relating thereto; or (ii) any claim, action, suit, investigation or proceeding (in each case, regardless of whether or not the Indemnified Party is a party thereto or target thereof) in any way relating to any Collateral, the Borrowers, any Subsidiary or any Affiliate of any of the foregoing;
or (iii) any actual or alleged violation by the Borrowers, any Affiliate or Subsidiary (or any predecessor in interest of any of them) of any Environmental Law or any claim being made or action being brought against any Indemnified Party under or in respect of any Environmental Law or any alleged violation thereof by any Indemnified Party; provided that the Borrowers shall not be liable to any Indemnified Party for any portion of such liabilities, losses, damages and expenses sustained or incurred as a direct result of the gross negligence or willful misconduct of the Bank or such Indemnified Party if such gross negligence or willful misconduct is determined to have occurred by a final and non-appealable decision of a court of competent jurisdiction. No Indemnified Party shall be entitled to any indirect or consequential damages.

10.297.4 All obligations provided for in this Section 12.3 and Sections 3.4, 3.5, 3.7, 4.1, 4.2 and 5.2 shall survive any termination of this Agreement and the Commitment, and the payment in full of the Loans.

10.298     Benefits of Agreement; Descriptive Headings.




10.298.1 This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and assigns, and, in particular, shall inure to the benefit of the holders from time to time of the Note; provided, however, that the Borrowers may not assign or transfer any of their rights or obligations hereunder without the prior written consent of the Bank and any such purported assignment or transfer shall be void. In furtherance of the foregoing, the Bank shall be entitled at any time to grant participations in or assign, sell or otherwise transfer the whole or any part of its rights and/or obligations under this Agreement, the Loan Documents or any Loan or the Note to any Person. No such participation shall relieve the Bank from its obligations hereunder and the Borrowers need deal solely with the Bank with respect to waivers, modifications and consents to this Agreement, the Loan Documents or the Note. Any such participant, assignee, purchaser or transferee is referred to in this Agreement as a "Bank Assignee". The Borrowers agree that the provisions of Sections 3.4, 3.5, 3.6, 3.7, 5.2 and 12.3 shall run to the benefit of each Bank Assignee and its participations or interests herein, and the Bank may enforce such provisions on behalf of any such Bank Assignee; provided, however, that if the Bank grants a participation in the whole or any part of its rights and/or obligations pursuant to this Section 12.4, then the amounts that the Borrowers are required to pay pursuant to this Agreement (including, without limitation, additional amounts made pursuant to Section 5.2) shall not exceed the amounts that the Borrowers would have been required to pay to the Bank pursuant to this Agreement had the Bank not granted such participation. The Borrowers hereby further agree that any such Bank Assignee may, to the fullest extent permitted by applicable law, exercise the right of set off with respect to such participation (and in an amount up to the amount of such participation) as fully as if such Bank Assignee were the direct creditor of the Borrowers. Upon a participation, assignment, sale or transfer in accordance with the foregoing, the Borrowers shall execute such documents and do such acts as the Bank may reasonably request to effect same. The Bank may furnish any information concerning the Borrowers or any Subsidiary of any Borrower in its possession from time to time to Bank Assignees (including prospective Bank Assignees). The Bank shall notify Borrowers of any participation, assignment, sale or transfer granted by it pursuant to this Section 12.4 but the Borrowers' approval shall not be required for any such participation, assignment, sale or transfer. The Borrowers shall not be responsible for any due diligence costs or legal expenses of such Bank Assignees in connection with their entering into such participation, assignment, sale or transfer.


10.298.2 The descriptive headings of the various provisions of this Agreement and the other Loan Documents are inserted for convenience of reference only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

10.298.3 Notwithstanding anything to the contrary contained herein or in any of the Loan Documents, unless the Bank or the Borrowers otherwise request with respect to any specific exhibit, exhibits to this Agreement shall not be required to be attached to the execution or any other copy of this Agreement, and any references in this Agreement or the other Loan Documents to such exhibits as "Exhibits hereto," "Exhibits to this Agreement" or words of similar effect shall be deemed to refer to such document as executed by the parties thereto and delivered on the Closing Date.

10.299 Notices, Requests, Demands, etc.

Except as otherwise expressly provided herein, all notices, requests, demands or other communications to or upon the respective parties hereto shall be deemed to have been duly given or made when delivered (if sent by Federal Express or other similar overnight delivery service), or three Business Days after mailing (when mailed, postage prepaid, by registered or certified mail, return receipt requested), or (in the case of telex, telegraphic, telecopier or cable notice) when delivered to the telex, telegraph, telecopier or cable company, or (in the case of telex or telecopier notice sent over a telex or telecopier owned or operated by a party hereto) when sent; in each case addressed as follows, except that notices and communications to the Bank pursuant to Sections 2 and 9 shall not be effective until received by the Bank: (i) if to the Bank, at the Closing Office, and (ii) if to the Borrowers, at LFC's address specified with its signature below (Attention: President), or to such other addresses as any of the parties hereto may hereafter specify to the others in writing, provided that communications with respect to a change of address shall be deemed to be effective when actually received.




10.300.   Governing Law

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


10.301   Counterparts; Telecopies.

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

10.302     Waivers

 No failure or delay on the part of the Bank in exercising any right, power or privilege under this Agreement or any other Loan Document, and no course of dealing between the Borrowers or any Subsidiary of any Borrower and the Bank shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein expressly provided are cumulative and not exclusive of any rights or remedies which the Bank would otherwise have pursuant to such documents or at law or equity. No notice to or demand on the Borrowers in any case shall entitle the Borrowers to any other or further notice or demand in similar or other circumstances or constitute a waiver of the right of the Bank to any other or further action in any circumstances without notice or demand.

10.303     Recoveries

Any Recoveries (after deduction and payment of all expenses and costs permitted by this Agreement, the Security Documents or applicable law), shall be applied against the Loans.




10.304     Jurisdiction

 EACH BORROWER HEREBY AGREES THAT ANY LEGAL ACTION OR
PROCEEDING AGAINST IT WITH RESPECT TO THIS AGREEMENT, THE NOTE OR ANY OF THE OTHER LOAN DOCUMENTS OR THE DOCUMENTS DELIVERED IN CONNECTION THEREWITH MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES OF AMERICA FOR THE SOUTHERN DISTRICT OF NEW YORK AS THE BANK MAY ELECT, and, by execution and delivery hereof, each Borrower accepts and consents for itself and in respect to its property, generally and unconditionally, the jurisdiction of the aforesaid courts and agrees that such jurisdiction shall be exclusive, unless waived by the Bank in writing, with respect to any action or proceeding brought by it against the Bank and any questions relating to usury. Each of the Bank and each Borrower agrees that Sections 5-1401 and 5-1402 of the General Obligations Law of the State of New York shall apply to the Loan Documents and waives any right to stay or to dismiss any action or proceeding brought before said courts on the basis of forum non conveniens. In furtherance of the foregoing, each Borrower hereby irrevocably designates and appoints Battle Fowler LLP, 75 East 55th Street, New York, New York 10022, as agent of the Borrowers to receive service of all process brought against the Borrowers with respect to any such proceeding in any such court in New York, such service being hereby acknowledged by the Borrowers to be effective and binding service in every respect. Each Borrower hereby irrevocably consents that all process served or brought against it or its agent for service of process with respect to any such proceeding in any such court in New York shall be effective and binding service in every respect if sent by registered mail, or (if permitted by law) by Federal Express or other similar overnight delivery service, to LFC at its address set forth next to its signature below or to such other address as the Bank is notified of in accordance with the provisions of Section 12.5 or to its agent as aforesaid. Nothing herein shall affect the right of the Bank to serve process in any other manner permitted by law or shall limit the right of the Bank to bring proceedings against the Borrowers in the courts of any other court or tribunal otherwise having jurisdiction.


10.305    Severability.

 If any provision of this Agreement shall be held or deemed to be or shall, in fact, be illegal, inoperative or unenforceable, the same shall not affect any other provision or provisions herein contained or render the same invalid, inoperative or unenforceable to any extent whatever.

10.306     Right of Set-off

In addition to any rights now or hereafter granted under applicable law or otherwise and not by way of limitation of any such rights, upon the occurrence of an Event of Default the Bank is hereby authorized at any time or from time to time, without notice to the Borrowers or to any other Person, any such notice being hereby expressly waived, to set-off and to appropriate and apply any and all deposits (general or special, time or demand, provisional or final) and any other indebtedness at any time held or owing by the Bank to or for the credit or the account of any Borrower against and on account of the obligations and liabilities of the Borrowers now or hereafter existing under any of the Loan Documents irrespective of whether or not any demand shall have been made thereunder and although said obligations, liabilities or claims, or any of them, shall be contingent or unmatured. The Bank, if it exercises any rights granted under this Section 12.12, shall thereafter notify LFC of such action; provided that the failure to give such notice shall not affect the validity of such set-off and application.

10.307 No Third Party Beneficiaries.

This Agreement is solely for the benefit of the Bank, the Borrowers and their respective successors and assigns (except as otherwise expressly provided herein) and nothing contained herein shall be deemed to confer upon anyone other than the Bank, the Borrowers and their respective successors and assigns any right to insist on or to enforce the performance or observance of any of the obligations contained herein. All conditions to the obligations of the Bank to effect the Loans provided for herein are imposed solely and exclusively for the benefit of the Bank and its successors and assigns and no other Person shall have standing to require satisfaction of such conditions in accordance with their terms and no other Person shall under any circumstances be deemed to be beneficiary of such conditions.

10.308     Effectiveness

This Agreement shall become effective when and as of the date
(the "Effective Date") that all of the parties hereto shall have signed a copy hereof (whether the same or different counterparts) and the Borrowers shall have delivered it to the Bank at the Closing
Office.

10.309.    Survival; Integration




10.309.1 Each of the representations, warranties, terms, covenants, agreements and conditions contained in this Agreement shall specifically survive the execution and delivery of this Agreement and the other Loan Documents and the making of the Loans and shall, unless otherwise expressly provided, continue in full force and effect until the Commitment has been terminated and the Loans together with interest thereon, the Commitment commissions, the fees and compensation of the Bank, and all other sums payable hereunder or thereunder have been indefeasibly paid in full.


10.309.2 This Agreement, together with the other Loan Documents, comprises the complete and integrated agreement of the parties on the subject matter hereof and thereof and supersedes the Letter Agreement, the Existing Agreement and all other prior agreements, written or oral, on the subject matter hereof and thereof. In the event of any direct conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control and govern; provided that the inclusion of supplemental rights or remedies in favor of the Bank in any other Loan Document shall not be deemed a conflict with this Agreement. Each Loan Document was drafted with the joint participation of the respective parties thereto and shall be construed neither against nor in favor of any party, but rather in accordance with the fair meaning thereof.

10.310     Domicile of Loans

The Bank may make, maintain or transfer any of its Loans hereunder to, or for the account of, any branch office, subsidiary or affiliate of the Bank.

10.311     Waiver of Jury Trial

EACH OF THE BORROWERS AND THE BANK HEREBY KNOWINGLY,
VOLUNTARILY AND INTENTIONALLY WAIVE ANY AND ALL RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT, OR ANY OTHER LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF THE BORROWER OR SUBSIDIARY OR THE BANK. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE BANK ENTERING INTO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.




10.312.   Joint and Several Obligations

Each and every representation, warranty, covenant and agreement made by any of the Borrowers, hereunder and under the other Loan Documents shall be joint and several, whether or not so expressed, and such obligations of any of the Borrowers shall not be subject to any counterclaim, setoff, recoupment or defense based upon any claim any Borrower may have against any other Borrower or the Bank, and shall remain in full force and effect without regard to, and shall not be released, discharged or in any way affected by, any circumstance or condition affecting any other Borrower, including without limitation (a) any waiver, consent, extension, renewal, indulgence or other action or inaction under or in respect of this Agreement or any other Loan Document, or any agreement or other document related thereto with respect to any other Borrower, or any exercise or nonexercise of any right, remedy, power or privilege under or in respect of any such agreement or instrument with respect to the other Borrower, or the failure to give notice of any of the foregoing to the other Borrower; (b) any invalidity or unenforceability, in whole or in part, of any such agreement or instrument with respect to any other Borrower; (c) any failure on the part of any other Borrower for any reason to perform or comply with any term of any such agreement ro instrument; (d) any bankruptcy, insolvency, reorganization, arrangement, readjustment, composition, liquidation or similar proceeding with respect to any other Borrower or its properties or creditors; or (e) any other occurrence whatsoever, whether similar or dissimilar to the foregoing, with respect to any other Borrower. Each Borrower hereby waives any requirement of diligence or promptness on the part of Bank in the enforcement of the their respective rights hereunder or under any other Loan Document with respect to the obligations of itself or of the other Borrowers. Without limiting the foregoing, any failure to make any demand upon, to pursue or exhaust any rights or remedies against a Borrower, or any delay with respect thereto, shall not affect the obligations of the other Borrower hereunder or under any other Loan Document.



      [Remainder of Page Intentionally Left Blank]



      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective duly authorized officers as of the date first above written.


                                    LITCHFIELD FINANCIAL
CORPORATION
430 Main Street
Williamstown, Massachusetts  01267
fax:  413/458-1015                  By: /s/ Heather A. Sica
                                    Title:  Executive Vice
President

                                    LFC REALTY, INC.
430 Main Street
Williamstown, Massachusetts  01267  By: /s/ Heather A. Sica
fax:  413/458-1015                  Title:  Executive Vice
President


                                    BANK OF SCOTLAND
565 Fifth Avenue
New York, New York 10017
fax: 212/557-9460                   By: /s/ Steve Campbell
                                    Title:  Vice President
























                                                     Exhibit 10.186




AMENDMENT NO. 2 TO
SECOND AMENDED AND RESTATED
LOAN AND SECURITY AGREEMENT


      THIS AMENDMENT NO. 2 (the "Amendment") to the Second Amended and Restated Loan and Security Agreement dated May 28, 1997, as amended by Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated as of October 1, 1998 (collectively, the "Agreement") is dated as of January ____, 1999, and is among BANKBOSTON, N.A., a national banking association with its head office at 100 Federal Street, Boston, Massachusetts 02110 and with a place of business in Providence, Rhode Island as agent
(the "Agent"); various financial institutions as are or may become parties hereto including without limitation, KEYBANK NATIONAL ASSOCIATION ("KeyBank") (collectively, the "Lenders"); and LITCHFIELD FINANCIAL CORPORATION with its principal place of business at 430 Main Street, Williamstown, Massachusetts (the "Borrower").

Preliminary Statement

      Pursuant to the terms of the Agreement, BankBoston, N.A. and Fleet Bank-NH as Lenders have provided to the Borrower a revolving credit facility in the original principal amount of up to $50,000,000. The Borrower has requested that the definition of the "Borrowing Base" (and certain other definitions related thereto) be amended to increase the availability under the facility to $60,000,000. KeyBank has agreed to become a Lender and to advance funds, subject to the terms and conditions of the Agreement, in an amount up to $10,000,000. This Amendment is intended to modify and amend the Agreement in certain particulars to accomplish the foregoing. Capitalized terms not otherwise defined herein shall have the meaning of such terms in the Agreement.

Agreement

      It is, therefore, agreed:

      The definition of "Loans" in the Preliminary Statement of the Agreement, and Section 1.15(a) of the Agreement, are each hereby amended by deleting "$50,000,000" and replacing the same with "$60,000,000." A corresponding change shall be made to each document or agreement in which the aggregate amount of the revolving credit facilities available to the Borrower is described including, without limitation, (i) the Second Amended and Restated Collateral Assignment of Contracts dated May 28, 1997; (ii) the Agency Agreement; (iii) the Custodial Agreement; and (iv) the Collateral Account Agreement, each of which being dated May 28, 1997.


      The following sections of the Agreement are hereby amended by increasing the maximum amount which may be advanced against various forms of Collateral in accordance with the following table:
Section   Loan Collateral Type          From          To
1.4       Acquisition & Development     $10,000,000   $12,000,000
1.5       Construction                  $ 8,000,000   $ 9,600,000
1.8       Healthcare                    $10,000,000   $12,000,000
1.9       Home Equity                   $ 8,000,000   $ 9,600,000
1.11      Specialty Finance             $ 5,000,000   $ 6,000,000
1.13      Tax Certificate               $10,000,000   $12,000,000

      New Section 1.53(a) is hereby added to the Agreement as follows:
      "1.53(a)  KeyBank Note shall have the meaning provided in
Section 2.1 herein."

      Section 1.55 of the Agreement is hereby amended by deleting "$50,000,000" therefrom and replacing the same with "$60,000,000."
      Section 1.81 of the Agreement is hereby modified by replacing the term "Total Serviced Portfolio" with the term
"Total Loan Portfolio".
      Section 2.1 of the Agreement is hereby deleted and replaced with the following:
      2.1 The Notes. Prior to or simultaneously with the execution of this Agreement, (a) Borrower has executed a Revolving Line of Credit Promissory Note payable to BankBoston in the original principal amount of up to $30,000,000 (the "BankBoston Note"), (b) Borrower has executed a Revolving Line of Credit Promissory Note payable to Fleet in the original principal amount of up to $20,000,000 (the "Fleet Note"), and (c) Borrower is executing a Revolving Line of Credit Promissory Note payable to KeyBank in the original principal amount of up to $10,000,000 (the "KeyBank Note" and collectively with the BankBoston Note and the Fleet Note, the "Notes").

      The introductory paragraph of Section 9.1 is hereby amended to read as follows:
9.1 Remedies Upon Default. If an Event of Default shall occur, Agent and Lenders shall not have any obligation to permit any further borrowing hereunder. Upon the occurrence of an Event of Default specified in Section 8.4 or 8.8 hereof, all the Indebtedness, including any Notes then outstanding, shall automatically become due and payable, together with interest thereon, without presentment, demand, protest or notice of any kind, all of which being hereby waived by the Borrower. Upon the occurrence of any other Event of Default Agent and Lenders may declare the Indebtedness, including the Notes, immediately due and payable, without presentment, protest, demand or notice of any kind, all of which are hereby expressly waived by Borrower. In either such event the Agent and the Lenders shall have all rights and remedies of a secured party under the UCC and any other applicable law then in effect; and may pursue any and all remedies provided for hereunder and in any one or more of the Loan Documents or at law or in equity, including, without limitation, the following:

      Exhibit 1.16 to the Agreement is hereby replaced with
Exhibit 1.16 as annexed hereto.
      From and after the date hereof, KeyBank shall be deemed to be a "Lender" and be entitled to all of the benefits and subject to all of the obligations of a Lender as may be set forth in the Agreement and any documents ancillary thereto.
      Except as expressly modified above, the Agreement is hereby restated and reaffirmed by the parties in all particulars.
      This Amendment No. 2 may be executed in multiple counterparts, each being deemed an original and this being one of the counterparts but all of which shall constitute one and the same instrument.
      Signed as a sealed instrument.

                               BORROWER:
                               LITCHFIELD FINANCIAL CORPORATION

                               By:  /s/ Heather A. Sica
                                    --------------------
                               Name:  Heather A. Sica
                               Title:  Executive Vice President

                               AGENT:
                               BANKBOSTON, N.A.


                               By: /s/ Thomas J. Morris
                                   --------------------
                               Name:  Thomas J. Morris
                               Title:  Director

                               LENDERS:
                               BANKBOSTON, N.A.

                               By: /s/ Thomas J. Morris
                                   --------------------
                               Name:  Thomas J. Morris
                               Title:  Director

                               FLEET BANK-NH

                               By: /s/ David Canedy
                                   ----------------
                               Name:  David Canedy
                               Title:  Vice President

                               KEYBANK NATIONAL ASSOCIATION


                               By: /s/ John W. Kingston
                                   ---------------------
                               Name:  John W. Kingston
                               Title:  Vice President



                                                     Exhibit 10.187


               LITCHFIELD HYPOTHECATION CORP. 1997-B


                       NOTE PURCHASE AGREEMENT


                                    March 23, 1999

           LITCHFIELD HYPOTHECATION CORP.1997-B, a Delaware corporation, and its successors and assigns (the "Issuer"), and LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield"), hereby agree with UNION BANK OF CALIFORNIA, N.A. (the "Purchaser"), as follows:

           1. The Notes. The Issuer has authorized the execution and delivery to The Chase Manhattan Bank, as trustee (the "Trustee"), of an Indenture of Trust, dated as of August 1, 1997, as amended (the "Indenture"), providing for the issuance and sale by the Issuer of its Hypothecation Loan Collateralized Notes (the "Notes"), in one or more series, secured by the Trust Estate granted to the Trustee by the Issuer pursuant to the Indenture, which includes, among other assets, a pool of certain hypothecation Loans owned by the Issuer and serviced by Litchfield Financial Corporation, a Massachusetts corporation (in such capacity, the "Servicer"). Unless otherwise specifically defined herein, all capitalized terms shall have the meanings ascribed to them in the Indenture.

           2. Purchase and Sale. In reliance upon the representations and warranties contained herein and subject to the terms and conditions set forth herein, (i) the Issuer agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Issuer, $7,240,512.37 principal amount of Hypothecation Loan Collateralized Notes, Series A and (ii) the Seller agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Seller, $4,134,487.63 principal amount of Hypothecation Loan Collateralized Notes, Series C (the foregoing notes are referred to herein collectively as the "Notes") at an aggregate price (the "Purchase Price") equal to the aggregate outstanding principal amount of the Notes on the Closing Date (as hereinafter defined). The Purchase Price shall be allocated among the Seller and the Issuer in proportion to the principal amount of Notes sold by each. The Purchase Price shall be payable to or upon the instructions of the Issuer and the Seller on the Closing Date by wire transfer in immediately available Federal funds.




           3.   The Closing; Delivery of the Notes.     The
closing of the purchase and sale of the Notes pursuant hereto (the "Closing") shall be held on March 23, 1999 (the "Closing Date"). The Closing shall take place by mail or at such place as the parties hereto shall designate. At the Closing, the Issuer and the Seller, respectively, will deliver to the Purchaser, against payment of the Purchase Price therefor, one Series A Note in the denomination of $ 7,240,512.37 and one Series C Note in the denomination of $4,134,487.63 registered in the Purchaser's name, or in the name of its nominee; provided however, that if the Purchaser requests the Issuer or the Seller in writing not less than one Business Day prior to the Closing Date to deliver to the Purchaser Notes in other denominations (authorized pursuant to the Indenture) that equal in the aggregate the denominations specified above, the Seller and the Issuer shall comply with such request.


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

           (vii) On the Closing Date after giving effect to the sale of the Notes to the Purchaser hereunder, the aggregate principal amount of all Hypothecation Loan Collateralized Notes outstanding shall be $38,929,826.47, of which $7,240,512.37 aggregate principal amount shall be Series A Notes owned of record by the Purchaser, $12,205,028.91 aggregate principal amount shall be Series A Notes owned by Green Tree Financial Servicing Corporation ("Green Tree"), $219,914.52 aggregate principal amount shall be Series B Variable Funding Notes owned of record by the Seller, $4,134,487.63 aggregate principal amount shall be Series C Notes owned of record by the Purchaser, $10,542,751.91 aggregate principal amount shall be Series C Notes owned of record by Green Tree and $4,587,131.13 aggregate principal amount shall be Series C Notes owned of record by Berkshire Bank. Such outstanding amounts are fully authorized (and do not exceed any limitations under the Indenture).

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


           7. Notices. All notices and other communications hereunder shall be in writing and shall be sent by first class registered or certified mail, return receipt requested, or by facsimile transmission, provided such transmission is confirmed by overnight mail delivered by a nationally recognized overnight delivery service, addressed (a) if to the Purchaser, Union Bank of California, N.A., 445 South Figueroa Street, 15th Floor, Los Angeles, California 90071, Attention: Stephen R. Sweeney, and (b) if to the Issuer or Litchfield, c/o Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267,
Attention: Executive Vice President, or to such other address as the Issuer or Litchfield shall have furnished to the Purchaser in writing. Any notice so given by registered or certified mail shall be deemed to have been given five days after being deposited in a depository of the United States mails. Any notice given by means of a nationally recognized overnight delivery service shall be deemed to have been given upon receipt thereof.

           8. Miscellaneous. (a) This Purchase Agreement shall be construed and enforced in accordance with and governed by the law of the State of New York.

           (b) Any action or proceeding relating in any way to this Purchase Agreement may be brought and enforced in the courts of the State of New York or of the United States for the Southern District of New York and each of the Issuer, Litchfield and the Purchaser irrevocably submits to the jurisdiction of each such court (and any appellate court from any thereof) in respect of any such action or proceeding.

           Each of the Issuer, Litchfield and the Purchaser irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of venue of any such action or proceeding in the Supreme Court of the State of New York or the United States District Court for the Southern District of New York, and any claim that any such action or proceeding brought in any such court has been brought in an inconvenient forum.

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

           9.   No Recourse.   It is expressly understood and
agreed by the parties hereto that (a) the representations, undertakings and agreements herein made on the part of the Issuer are made and intended not as personal representations, undertakings and agreements by Litchfield but are made and intended for the purpose of binding only the Issuer, (b) nothing herein contained shall be construed as creating any liability on Litchfield to perform any covenant either expressed or implied contained herein, all such liability, if any, being expressly waived by the parties hereto, and (c) under no circumstances shall Litchfield be personally liable for the payment of any indebtedness or expenses of the Issuer or be liable for the breach or failure of any obligation, representation, warranty or covenant made or undertaken by the Issuer under this Agreement; it being understood that the foregoing shall in no way limit the obligations of Litchfield under the Guarantee or the Purchase and Sale Agreement.

           IN WITNESS WHEREOF, the parties hereto have caused this Purchase Agreement to be duly executed on the date first written above.

                          LITCHFIELD HYPOTHECATION CORP. 1997-B

                          By:  /s/ Heather A. Sica
                               --------------------
                          Title: Executive Vice President

                          LITCHFIELD FINANCIAL CORPORATION

                          By:  /s/ Heather A. Sica
                               --------------------
                          Title: Executive Vice President

                          UNION BANK OF CALIFORNIA, N.A.

                          By: /s/ Stephen R. Sweeney
                          --------------------------
                          Title: Vice President





                                                     Exhibit 10.188





                         LIMITED GUARANTEE


           LIMITED GUARANTEE dated as of March 1, 1999 by LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation (the "Guarantor"), in favor of UNION BANK OF CALIFORNIA, N.A., a California banking corporation with an address at 445 South Figueroa Street, 15th Floor, Los Angeles, California 90071("Union Bank"), as a Noteholder under the Indenture hereinafter referred to.

WHEREAS,   Litchfield   Hypothecation   Corp.1997-B,   a   Delaware
       corporation (the "Issuer") and a wholly-owned subsidiary of the Guarantor, and The Chase Manhattan Bank, as trustee (the "Trustee") are parties to an Indenture of Trust (the "Indenture") (capitalized terms used but not defined herein shall have the meanings attributed thereto in the Indenture or in Appendix A thereto), dated as of August 1, 1997 providing for the issuance by the Issuer from time to time
       of   its    Hypothecation    Loan    Collateralized    Notes
       (collectively, the "Notes");

           WHEREAS, the Issuer and the Trustee have executed and delivered Amendment No. 1 to the Indenture, dated as of March 1, 1999 ("Amendment No. 1 to the Indenture") providing for the issuance by the Issuer of Series A Notes in an initial aggregate principal amount of $7,240,512.37(the "Additional Series A Notes") and to authorize the Trustee to authenticate and deliver the Additional Series A Notes to Union Bank; and

           WHEREAS, pursuant to the Indenture, the Issuer has issued the Additional Series A Notes which Additional Series A
Notes the Issuer has sold to Union Bank pursuant to a Note
Purchase Agreement dated as of March 23, 1999 (the "Note Purchase
Agreement"); and

           WHEREAS, pursuant to the Indenture, the Issuer has issued and the Guarantor has purchased certain Series C Notes in the original principal amount of $4,134,487.63(the "Series C Notes") which Series C Notes the Guarantor has sold to Union Bank pursuant to the Note Purchase Agreement; and

           WHEREAS, it is a condition to the purchase by Union Bank of the Additional Series A Notes and the Series C Notes (collectively, the "Guaranteed Notes) that the Guarantor issue a guarantee in the form hereof of certain of the obligations of the Issuer under the Guaranteed Notes.

           NOW, THEREFORE, in consideration of the premises and in order to induce Union Bank to purchase the Guaranteed Notes, the Guarantor hereby agrees as follows:




           Section 1.  Guarantee.  The Guarantor hereby
irrevocably and unconditionally guarantees the punctual payment when due, whether at stated maturity, after maturity, by acceleration or otherwise, of principal of and interest on the Guaranteed Notes (the "Guaranteed Obligations") in an aggregate amount not to exceed $568,750(the "Guaranteed Amount"). The Guarantor hereby agrees that it shall make the payment of a Guaranteed Obligation upon receipt of written demand therefor from Union Bank (a "Demand Notice") which Demand Notice shall specify that an Event of Default has occurred and is continuing under either or both of Sections 7.1(a) and 7.1(b) of the Indenture due to the failure of the Issuer to make the applicable payment of principal and/or interest due and owing to Union Bank under the Guaranteed Notes and the Indenture. The obligation of the Guarantor hereunder shall in no event exceed the Guaranteed Amount. The Guaranteed Amount shall be reduced by (i) the amount of any payments made by Guarantor hereunder or (ii) the portion allocable to the Guaranteed Notes of any unreimbursed Servicer Advances pursuant to the Indenture.


           Notwithstanding the limitation contained in the preceding sentence, the Guarantor shall also pay all costs and expenses, including attorneys' fees, costs relating to all costs and expenses arising out of or with respect to the validity, enforceability, collection, defense, administration or preservation of this Guarantee.

           GUARANTOR ACKNOWLEDGES AND AGREES THAT ANY REPURCHASE OF THE HYPOTHECATION LOANS BY THE GUARANTOR PURSUANT TO THE TERMS OF THE INDENTURE OR ANY OTHER DOCUMENT PROVIDING GUARANTOR WITH SUCH OPTION OR OBLIGATION OR THE PAYMENT OR PERFORMANCE BY GUARANTOR OF ANY OTHER OBLIGATION OF ISSUER UNDER THE INDENTURE OR THE GUARANTEED NOTES SHALL NOT REDUCE THE OBLIGATIONS OF GUARANTOR TO UNION BANK UNDER THIS GUARANTEE AND UNION BANK'S CONSENT TO SUCH REPURCHASE SHALL NOT CONSTITUTE A WAIVER OF UNION BANK'S RIGHTS HEREUNDER.




           Section 2. Waiver. The Guarantor hereby absolutely, unconditionally and irrevocably waives, to the fullest extent permitted by law, (i) promptness, diligence, notice of acceptance and any other notice with respect to this Guarantee,(ii) any requirement that Union Bank protect, secure, perfect or insure any security interest or lien or any property subject thereto or exhaust any right or take any action against the Issuer or any other person or any collateral, (iii) any and all right to assert any defense, set-off, counterclaim or cross-claim of any nature whatsoever with respect to this Guarantee, the obligations of the Guarantor hereunder or the obligations of any other person or party (including, without limitation, the Issuer) relating to this Guarantee or the obligations of the Guarantor hereunder or otherwise with respect to the Guaranteed Obligations in any action or proceeding brought by Union Bank to collect the Guaranteed Obligations or any portion thereof or to enforce the obligations of the Guarantor under this Guarantee, and (iv) any other action, event or precondition to the enforcement of this Guarantee or the performance by the Guarantor of the obligations hereunder.


           Section 3. Guarantee Absolute. (a) The Guarantor guarantees that, to the fullest extent permitted by law, the Guaranteed Obligations will be paid or performed strictly in accordance with their terms, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of Union Bank with respect thereto.

           (b) No invalidity, irregularity, voidability, voidness or unenforceability of the Indenture or the Guaranteed Notes or of all or any part of the Guaranteed Obligations or of any security therefor, shall affect, impair or be a defense to this Guarantee.

           (c) The liability of the Guarantor under this Guarantee shall be absolute and unconditional irrespective of:

(i) any change in the manner, place or terms of payment or performance, and/or any change or extension of the time of payment or performance of, renewal or alteration of, any Guaranteed
      Obligation, any security therefor, or any liability incurred directly or indirectly in respect thereof, or any other amendment or waiver of or any consent to departure from the Indenture or the Guaranteed Notes , including any increase in the Guaranteed Obligations resulting from the extension of additional credit to the Issuer;

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

(v) any manner of application of any collateral, or proceeds thereof, to all or any of the Guaranteed Obligations, or any manner of sale or other disposition of any collateral for all or any of the Guaranteed Obligations or any other assets of the Issuer or any of its subsidiaries; or

(vi) any change, restructuring or termination of the existence of the Issuer.

           (d) Union Bank may at any time and from time to time (whether or not after revocation or termination of this Guarantee) without the consent of, or notice (except as shall be required by applicable statute and cannot be waived) to, the Guarantor, and without incurring responsibility to the Guarantor or impairing or releasing the obligations of the Guarantor hereunder, apply any sums by whomsoever paid or howsoever realized to any Guaranteed Obligation regardless of what Guaranteed Obligations remain unpaid.




           (e) This Guarantee shall continue to be effective or be reinstated, as the case may be, if claim is ever made upon Union Bank for repayment or recovery of any amount or amounts received by Union Bank in payment or on account of any of the Guaranteed Obligations and Union Bank repays all or part of said amount by reason of any judgment, decree or order of any court or administrative body having jurisdiction over Union Bank, or any settlement or compromise of any such claim effected by Union Bank with any such claimant (including the Issuer), then and in such event the Guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding upon the Guarantor, notwithstanding any revocation hereof or the cancellation of the Guaranteed Notes, and the Guarantor shall be and remain liable to Union Bank hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by Union Bank.


           Section 4. Continuing Guarantee. This Guarantee is a continuing one and shall (i) remain in full force and effect until the indefeasible payment and satisfaction in full of the Guaranteed Obligations, (ii) be binding upon the Guarantor, its successors and assigns, and (iii) inure to the benefit of, and be enforceable by, Union Bank and its successors, transferees and assigns. All obligations to which this Guarantee applies or may apply under the terms hereof shall be conclusively presumed to have been created in reliance hereon.

           Section 5.  Representations, Warranties and Covenants.
The Guarantor hereby represents, warrants and covenants to and with Union Bank that:

           (a) The Guarantor has the corporate power to execute and deliver this Guarantee and to incur and perform its obligations hereunder;

           (b) The Guarantor has duly taken all necessary corporate action to authorize the execution, delivery and performance of this Guarantee and to incur and perform its obligations hereunder;

           (c) No consent, approval, authorization or other action by, and no notice to or of, or declaration or filing with, any governmental or other public body, or any other person, is required for the due authorization, execution, delivery and performance by the Guarantor of this Guarantee or the consummation of the transactions contemplated hereby; and










           (d) The Guarantor shall provide to Union Bank (i) within 60 days of the end of each fiscal quarter, the report on form 10-Q of the Guarantor and (ii) within 135 days of the end of each fiscal year of the Guarantor, the report on form 10-K of the Guarantor.


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

           Section 8. Waiver of Subrogation Rights. Guarantor hereby waives until the Guaranteed Obligations are paid in full any right of indemnity, reimbursement, contribution, or subrogation arising as a result of payment by Guarantor hereunder, and will not prove any claim in competition with Union Bank in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature. Guarantor will not claim any set-off or counterclaim against Issuer in respect of any liability of Guarantor to Issuer. Guarantor waives any benefit of and any right to participate in any collateral which may be held by Union Bank.

           Section 9. Statute of Limitations. Any acknowledgment or new promise, whether by payment of principal or interest or otherwise and whether by the Issuer or others (including the Guarantor), with respect to any of the Guaranteed Obligations shall, if the statute of limitations in favor of the Guarantor against Union Bank shall have commenced to run, toll the running of such statute of limitations and, if the period of such statute of limitations shall have expired, prevent the operation of such statute of limitations.

           Section 10. Rights and Remedies Not Waived. No act, omission or delay by Union Bank shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by Union Bank of any default hereunder or right or remedy which it may have shall operate as a waiver of any other default, right or remedy or of the same default, right or remedy on a future occasion.

           Section 11. Admissibility of Guarantee. The Guarantor agrees that any copy of this Guarantee signed by the Guarantor and transmitted by telecopier for delivery to Union Bank shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence.

           Section 12. Notices. All notices, requests and demands to or upon Union Bank or the Guarantor under this Agreement shall be in writing and given as provided in the Indenture (with respect to the Guarantor, to the address of the Issuer as set forth in the Indenture and with respect to Union Bank, at its address set forth above).

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

           GUARANTOR ACKNOWLEDGES THAT THE TRANSACTION OF WHICH
THIS GUARANTEE IS A PART IS A COMMERCIAL TRANSACTION, AND HEREBY
VOLUNTARILY WAIVES GUARANTOR'S RIGHTS TO NOTICE AND HEARING UNDER
ANY APPLICABLE STATE OR FEDERAL LAW WITH RESPECT TO ANY
PREJUDGMENT REMEDY WHICH UNION BANK MAY DESIRE TO USE.

           (b) The Guarantor irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by certified mail, postage prepaid, to the Guarantor at its address determined pursuant to Section 12 hereof.

           (c)  Nothing herein shall affect the right of Union
Bank to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against the Guarantor in any other jurisdiction.

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

           Section 18. This Guarantee shall inure to the benefit of and be enforceable by Union Bank, its successors, transferees and assigns, and it shall be binding upon Guarantor and the successors and assigns of Guarantor.

           IN WITNESS WHEREOF, the Guarantor has duly executed or caused this Guarantee to be duly executed in the State of New
York as of the date first above set forth.

                               LITCHFIELD FINANCIAL CORPORATION


                                    By:  /s/ Heather A. Sica
                                         --------------------
                                    Title: Executive Vice President








                                                     Exhibit 10.189










LITCHFIELD HYPOTHECATION CORP. 1998-A



                       NOTE PURCHASE AGREEMENT




                                    March 23, 1999



           LITCHFIELD HYPOTHECATION CORP. 1998-A, a Delaware corporation, and its successors and assigns (the "Issuer"), and LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation
(the "Seller"), hereby agree with BSB BANK & TRUST (the
"Purchaser"), as follows:

           1. The Notes. The Issuer has authorized the execution and delivery to The Chase Manhattan Bank, as trustee (the "Trustee"), of an Indenture of Trust, dated as of June 1, 1998, as amended by Amendment No 1. thereto dated as of September 1, 1998, Amendment No. 2 thereto dated as of November 1, 1998 and Amendment No. 3 thereto dated as of March 1, 1999 (collectively, the "Indenture"), providing for the issuance and sale by the Issuer of its Hypothecation Loan Collateralized Notes, in one or more series, secured by the Trust Estate granted to the Trustee by the Issuer pursuant to the Indenture, which includes, among other assets, a pool of certain hypothecation Loans owned by the Issuer and serviced by Litchfield Financial Corporation, a Massachusetts corporation (in such capacity, the "Servicer"). Unless otherwise specifically defined herein, all capitalized terms shall have the meanings ascribed to them in the Indenture.

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




           3.   The Closing; Delivery of the Notes.     The
closing of the purchase and sale of the Notes pursuant hereto (the "Closing") shall be held on March 3, 1999 (the "Closing Date"). The Closing shall take place by mail or at such place as the parties hereto shall designate. At the Closing, the Issuer and the Seller, respectively, will deliver to the Purchaser, against payment of the Purchase Price therefor, one Series A Note in the denomination of $5,000,000 registered in the Purchaser's name, or in the name of its nominee; provided however, that if the Purchaser requests the Issuer or the Seller in writing not less than one Business Day prior to the Closing Date to deliver to the Purchaser Notes in other denominations (authorized pursuant to the Indenture) that equal in the aggregate the denominations specified above, the Seller and the Issuer shall comply with such request.


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

           (iv) There is no action, suit or proceeding against, or investigation of, the Issuer pending or, to the best of its knowledge, threatened, before any court, administrative agency or other tribunal which, either individually or in the aggregate,
                (A) may result in any material adverse change in the financial condition, properties, or assets of the Issuer or in any material and adverse impairment of the right or ability of the Issuer to perform its obligations under the Agreements, or (B) asserts the invalidity of any of the Agreements to which either the Issuer is a party or the Notes or (C) seeks to prevent the consummation of any of the transactions contemplated by any of the Agreements to which the Issuer is a party.
           (v) (v) Based in part on the representations and warranties contained in Section 6 hereof, the Issuer is not, and the sale of the Notes in the manner contemplated by this Purchase Agreement will not cause the Issuer to be, subject to registration or regulation as an investment company or affiliate of any investment company under the Investment Company Act of 1940, as amended.

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

           (vii) On the Closing Date after giving effect to the sale of the Notes to the Purchaser hereunder, the aggregate principal amount of all Hypothecation Loan Collateralized Notes outstanding shall be $29,181,670.90, of which $5,000,000 aggregate principal amount shall be Series A Notes owned of record by the Purchaser, $10,782,573.07 aggregate principal amount shall be Series A Notes owned of record by BankBoston, N.A., $1,962,801.70 aggregate principal amount shall be Series A Notes owned of record by MetroWest Bank, $941,548.14 aggregate principal amount shall be Series A Notes owned of record by the Seller, $6,067,004.76 aggregate principal amount shall be Series B Variable Funding Notes owned of record by the Seller, $2,385,954.55 aggregate principal amount shall be Series C Notes owned of record by BankBoston, N.A., and $2,041,788.68 aggregate principal amount shall be Series C Notes owned of record by MetroWest Bank.

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

           (iv) There is no action, suit or proceeding against, or investigation of, the Seller pending or, to the best of its knowledge, threatened, before any court, administrative agency or other tribunal which, either individually or in the aggregate,
                (A) may result in any material adverse change in the financial condition, properties, or assets of the Seller or in any material and adverse impairment of the right or ability of the Seller to perform its obligations under the Agreements, or (B) asserts the invalidity of any of the Agreements to which either the Seller is a party or the Notes or (C) seeks to prevent the consummation of any of the transactions contemplated by any of the Agreements to which either the Seller is a party.
           (v) (v) Neither the Seller nor any Affiliate of the Seller nor any Person authorized or employed by the Seller will, directly or indirectly, offer or sell any Note or similar security in a manner which would render the sale of the Notes pursuant to this Purchase Agreement a violation of Section 5 of the 1933 Act, or require registration pursuant thereto. Based in part on the representations and warranties contained in
                Section 6 hereof, the offering and sale of the Notes by the Seller to Purchaser at closing are exempt from the registration requirements of the 1933 Act and the Indenture is not required to be qualified under the Trust Indenture Act of 1939, as amended.

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

           7. Notices. All notices and other communications hereunder shall be in writing and shall be sent by first class registered or certified mail, return receipt requested, or by facsimile transmission, provided such transmission is confirmed by overnight mail delivered by a nationally recognized overnight delivery service, addressed (a) if to the Purchaser, BSB Bank & Trust, 58-68 Exchange Street, Binghamton, New York 13902-1056,
Attention: Glenn R. Small, and (b) if to the Issuer or the Seller, c/o Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267, Attention: Executive Vice President, or to such other address as the Issuer or the Seller shall have furnished to the Purchaser in writing. Any notice so given by registered or certified mail shall be deemed to have been given five days after being deposited in a depository of the United States mails. Any notice given by means of a nationally recognized overnight delivery service shall be deemed to have been given upon receipt thereof.

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

                          LITCHFIELD HYPOTHECATION CORP. 1998-A

                          By:  /s/ Heather A. Sica
                               -------------------
                          Name:  Heather A. Sica
                          Title:  Executive Vice President


                          LITCHFIELD FINANCIAL CORPORATION

                          By:  /s/ Heather A. Sica
                               -------------------
                          Name:  Heather A. Sica
                          Title:  Executive Vice President


                          BSB BANK & TRUST

                          By:  /s/ Glenn R. Small
                               ------------------
                          Name:  Glenn R. Small
                          Title:  Executive Vice President











                                                     Exhibit 10.190















LIMITED GUARANTEE

           LIMITED GUARANTEE dated as of March 1, 1999 by LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation (the "Guarantor"), in favor of BSB Bank & Trust, a New York banking corporation with an address at 58-68 Exchange Street, Binghamton, New York ("BSB"), as a Noteholder under the Indenture hereinafter referred to.

           WHEREAS, Litchfield Hypothecation Corp. 1998-A, a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Guarantor, is a party to an Indenture of Trust dated as of June 1, 1998, as amended by Amendment No. 1 thereto dated as of September 1, 1998, Amendment No. 2 thereto dated as of November 1, 1998 and Amendment No. 3 thereto dated as of March 1, 1999 (the "Indenture") (capitalized terms used but not defined herein shall have the meanings attributed thereto in the Indenture or in Appendix A thereto) with The Chase Manhattan Bank (the "Trustee") pursuant to which on the date hereof the Issuer has issued that certain Series A Note in the original principal amount of $5,000,000 (the "Guaranteed Notes"); and

           WHEREAS, the Issuer, the Guarantor and BSB are parties to a Note Purchase Agreement, dated the date hereof, pursuant to which and subject to the terms and conditions contained therein, BSB shall purchase the Guaranteed Notes from the Issuer; and

           WHEREAS, it is a condition to the purchase by BSB of the Guaranteed Notes that the Guarantor issue a guarantee in the form hereof of certain of the obligations of the Issuer under the Guaranteed Notes.

           NOW, THEREFORE, in consideration of the premises and in order to induce BSB to purchase the Guaranteed Notes, the Guarantor hereby agrees as follows:

           Section 1. Guarantee. The Guarantor hereby irrevocably and unconditionally guarantees the punctual payment when due, whether at stated maturity, after maturity, by acceleration or otherwise, of principal of and interest on the Guaranteed Notes (the "Guaranteed Obligations") in an aggregate amount not to exceed $250,000 (the "Guaranteed Amount"). The Guarantor hereby agrees that it shall make the payment of a Guaranteed Obligation upon receipt of written demand therefor from BSB (a "Demand Notice") which Demand Notice shall specify that an Event of Default has occurred and is continuing under either or both of Sections 7.1(a) and 7.1(b) of the Indenture due to the failure of the Issuer to make the applicable payment of principal and/or interest due and owing to BSB under the Guaranteed Notes and the Indenture. The obligation of the Guarantor hereunder shall in no event exceed the Guaranteed Amount. The Guaranteed Amount shall be reduced by (i) the amount of any payments made by Guarantor hereunder or (ii) the amount of any unreimbursed Servicer
Advances pursuant to the Indenture.

           Notwithstanding the limitation contained in the preceding sentence, the Guarantor shall also pay all costs and expenses, including attorneys' fees, costs relating to all costs and expenses arising out of or with respect to the validity, enforceability, collection, defense, administration or preservation of this Guarantee.


           GUARANTOR ACKNOWLEDGES AND AGREES THAT ANY REPURCHASE OF THE HYPOTHECATION LOANS BY THE GUARANTOR PURSUANT TO THE TERMS OF THE INDENTURE OR ANY OTHER DOCUMENT PROVIDING GUARANTOR WITH SUCH OPTION OR OBLIGATION OR THE PAYMENT OR PERFORMANCE BY GUARANTOR OF ANY OTHER OBLIGATION OF ISSUER UNDER THE INDENTURE OR THE GUARANTEED NOTES SHALL NOT REDUCE THE OBLIGATIONS OF GUARANTOR TO BSB UNDER THIS GUARANTEE AND BSB'S CONSENT TO SUCH REPURCHASE SHALL NOT CONSTITUTE A WAIVER OF BSB'S RIGHTS HEREUNDER.

           Section 2. Waiver. The Guarantor hereby absolutely, unconditionally and irrevocably waives, to the fullest extent permitted by law, (i) promptness, diligence, notice of acceptance and any other notice with respect to this Guarantee,(ii) any requirement that BSB protect, secure, perfect or insure any security interest or lien or any property subject thereto or exhaust any right or take any action against the Issuer or any other person or any collateral, (iii) any and all right to assert any defense, set-off, counterclaim or cross-claim of any nature whatsoever with respect to this Guarantee, the obligations of the Guarantor hereunder or the obligations of any other person or party (including, without limitation, the Issuer) relating to this Guarantee or the obligations of the Guarantor hereunder or otherwise with respect to the Guaranteed Obligations in any action or proceeding brought by BSB to collect the Guaranteed Obligations or any portion thereof or to enforce the obligations of the Guarantor under this Guarantee, and (iv) any other action, event or precondition to the enforcement of this Guarantee or the performance by the Guarantor of the obligations hereunder.

           Section 3. Guarantee Absolute. (a) The Guarantor guarantees that, to the fullest extent permitted by law, the Guaranteed Obligations will be paid or performed strictly in accordance with their terms, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of BSB with respect thereto.

               (b) No invalidity, irregularity, voidability, voidness or unenforceability of the Indenture or the Guaranteed Notes or of all or any part of the Guaranteed Obligations or of any security therefor, shall affect, impair or be a defense to this Guarantee.

               (c) The liability of the Guarantor under this Guarantee shall be absolute and unconditional irrespective of:

   (i) any change in the manner, place or terms of payment or performance, and/or any change or extension of the time of payment or performance of, renewal or alteration of, any Guaranteed
      Obligation, any security therefor, or any liability incurred directly or indirectly in respect thereof, or any other amendment or waiver of or any consent to departure from the Indenture or the Guaranteed Notes, including any increase in the Guaranteed Obligations resulting from the extension of additional credit to the Issuer;

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

                (v) any manner of application of any collateral, or proceeds thereof, to all or any of the Guaranteed
      Obligations, or any manner of sale or other disposition of any collateral for all or any of the Guaranteed Obligations or any other assets of the Issuer or any of its subsidiaries; or

   (vi) any change, restructuring or termination of the existence of the Issuer.

               (d) BSB may at any time and from time to time (whether or not after revocation or termination of this Guarantee) without the consent of, or notice (except as shall be required by applicable statute and cannot be waived) to, the Guarantor, and without incurring responsibility to the Guarantor or impairing or releasing the obligations of the Guarantor hereunder, apply any sums by whomsoever paid or howsoever realized to any Guaranteed Obligation regardless of what Guaranteed Obligations remain unpaid.

               (e) This Guarantee shall continue to be effective or be reinstated, as the case may be, if claim is ever made upon BSB for repayment or recovery of any amount or amounts received by BSB in payment or on account of any of the Guaranteed Obligations and BSB repays all or part of said amount by reason of any judgment, decree or order of any court or administrative body having jurisdiction over BSB, or any settlement or compromise of any such claim effected by BSB with any such claimant (including the Issuer), then and in such event the Guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding upon the Guarantor, notwithstanding any revocation hereof or the cancellation of the Guaranteed Notes, and the Guarantor shall be and remain liable to BSB hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by BSB.

           Section 4. Continuing Guarantee. This Guarantee is a continuing one and shall (i) remain in full force and effect until the indefeasible payment and satisfaction in full of the Guaranteed Obligations, (ii) be binding upon the Guarantor, its successors and assigns, and (iii) inure to the benefit of, and be enforceable by, BSB and its successors, transferees and assigns. All obligations to which this Guarantee applies or may apply under the terms hereof shall be conclusively presumed to have been created in reliance hereon.

           Section 5.  Representations, Warranties and Covenants.
The Guarantor hereby represents, warrants and covenants to and with BSB that:

           (a) The Guarantor has the corporate power to execute and deliver this Guarantee and to incur and perform its obligations hereunder;

           (b) The Guarantor has duly taken all necessary corporate action to authorize the execution, delivery and performance of this Guarantee and to incur and perform its obligations hereunder;

            (c) No consent, approval, authorization or other action by, and no notice to or of, or declaration or filing with, any governmental or other public body, or any other person, is required for the due authorization, execution, delivery and performance by the Guarantor of this Guarantee or the consummation of the transactions contemplated hereby; and

               (d) The Guarantor shall provide to BSB (i) within
60 days of the end of each fiscal quarter, the report on form 10-Q of the Guarantor and (ii) within 135 days of the end of each fiscal year of the Guarantor, the report on form 10-K of the Guarantor.

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

           Section 8. Waiver of Subrogation Rights. Guarantor hereby waives until the Guaranteed Obligations are paid in full any right of indemnity, reimbursement, contribution, or subrogation arising as a result of payment by Guarantor hereunder, and will not prove any claim in competition with BSB in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature. Guarantor will not claim any set-off or counterclaim against Issuer in respect of any liability of Guarantor to Issuer. Guarantor waives any benefit of and any right to participate in any collateral which may be held by BSB .

           Section 9. Statute of Limitations. Any acknowledgment or new promise, whether by payment of principal or interest or otherwise and whether by the Issuer or others (including the Guarantor), with respect to any of the Guaranteed Obligations shall, if the statute of limitations in favor of the Guarantor against BSB shall have commenced to run, toll the running of such statute of limitations and, if the period of such statute of limitations shall have expired, prevent the operation of such statute of limitations.

           Section 10.  Rights and Remedies Not Waived.    No act,
omission or delay by BSB shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by BSB of any default hereunder or right or remedy which it may have shall operate as a waiver of any other default, right or remedy or of the same default, right or remedy on a future occasion.

           Section 11. Admissibility of Guarantee. The Guarantor agrees that any copy of this Guarantee signed by the Guarantor and transmitted by telecopier for delivery to BSB shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence.

           Section 12. Notices. All notices, requests and demands to or upon BSB or the Guarantor under this Agreement shall be in writing and given as provided in the Indenture (with respect to the Guarantor, to the address of the Issuer as set forth in the Indenture and with respect to BSB, at its address set forth above).

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

           GUARANTOR ACKNOWLEDGES THAT THE TRANSACTION OF WHICH
THIS
GUARANTEE IS A PART IS A COMMERCIAL TRANSACTION, AND HEREBY VOLUNTARILY WAIVES GUARANTOR'S RIGHTS TO NOTICE AND HEARING UNDER ANY APPLICABLE
STATE OR FEDERAL LAW WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH BSB MAY DESIRE TO USE.

               (b) The Guarantor irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by certified mail, postage prepaid, to the Guarantor at its address determined pursuant to Section 12 hereof.

               (c) Nothing herein shall affect the right of BSB to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against the Guarantor in any other jurisdiction.

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

           Section 17. Acknowledgment of Receipt. The Guarantor acknowledges receipt of a copy of this Guarantee.
           Section 18. This Guarantee shall inure to the benefit of and be enforceable by BSB , its successors, transferees and assigns, and it shall be binding upon Guarantor and the successors and assigns of Guarantor.

           IN WITNESS WHEREOF, the Guarantor has duly executed or caused this Guarantee to be duly executed as of the date first above set forth.

                               LITCHFIELD FINANCIAL CORPORATION



                               By: /s/ Heather A. Sica
                                   -------------------
                               Name:  Heather A. Sica
                               Title: Executive Vice President


                                                     Exhibit 10.191


               LITCHFIELD HYPOTHECATION CORP. 1998-B

                       NOTE PURCHASE AGREEMENT

                                    March 23, 1999


           LITCHFIELD HYPOTHECATION CORP.1998-B, a Delaware corporation, and its successors and assigns (the "Issuer"), and LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation ("Litchfield" or the "Seller"), hereby agree with UNION BANK OF CALIFORNIA, N.A. (the "Purchaser"), as follows:

           1. The Notes. The Issuer has authorized the execution and delivery to The Chase Manhattan Bank, as trustee (the "Trustee"), of an Indenture of Trust, dated as of June 1, 1998 (the "Indenture"), providing for the issuance and sale by the Issuer of its Hypothecation Loan Collateralized Notes (the "Notes"), in one or more series, secured by the Trust Estate granted to the Trustee by the Issuer pursuant to the Indenture, which includes, among other assets, a pool of certain hypothecation Loans owned by the Issuer and serviced by Litchfield Financial Corporation, a Massachusetts corporation (in such capacity, the "Servicer"). Unless otherwise specifically defined herein, all capitalized terms shall have the meanings ascribed to them in the Indenture.

           2. Purchase and Sale. In reliance upon the representations and warranties contained herein and subject to the terms and conditions set forth herein, the Seller agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Seller, $3,725,000 principal amount of Hypothecation Loan Collateralized Notes, Series C (the foregoing notes are referred to herein collectively as the "Notes") at an aggregate price (the "Purchase Price") equal to the aggregate outstanding principal amount of the Notes on the Closing Date (as hereinafter defined). The Purchase Price shall be payable to or upon the instructions of the Issuer and the Seller on the Closing Date by wire transfer in immediately available Federal funds.

           3.   The Closing; Delivery of the Notes.     The
closing of the purchase and sale of the Notes pursuant hereto (the "Closing") shall be held on March 23, 1999 (the "Closing Date"). The Closing shall take place by mail or at such place as the parties hereto shall designate. At the Closing, the Seller will deliver to the Purchaser, against payment of the Purchase Price therefor, one Series C Note in the denomination of $3,725,000 registered in the Purchaser's name, or in the name of its nominee; provided however, that if the Purchaser requests the Seller in writing not less than one Business Day prior to the Closing Date to deliver to the Purchaser Notes in other denominations (authorized pursuant to the Indenture) that equal in the aggregate the denominations specified above, the Seller shall comply with such request.

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

           (iv) There is no action, suit or proceeding against, or investigation of, the Issuer pending or, to the best of its knowledge, threatened, before any court, administrative agency or other tribunal which, either individually or in the aggregate,
                (A) may result in any material adverse change in the financial condition, properties, or assets of the Issuer or in any material and adverse impairment of the right or ability of the Issuer to perform its obligations under the Agreements, or (B) asserts the invalidity of any of the Agreements to which either the Issuer is a party or the Notes or (C) seeks to prevent the consummation of any of the transactions contemplated by any of the Agreements to which the Issuer is a party.
           (v) (v) Based in part on the representations and warranties contained in Section 6 hereof, the Issuer is not, and the sale of the Notes in the manner contemplated by this Purchase Agreement will not cause the Issuer to be, subject to registration or regulation as an investment company or affiliate of any investment company under the Investment Company Act of 1940, as amended.

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

      (vii) On the Closing Date after giving effect to the sale of the Notes to the Purchaser hereunder, the aggregate principal amount of all Hypothecation Loan Collateralized Notes outstanding shall be $12,274,249.86, of which $8,549,249.86 aggregate principal amount shall be Series A Notes owned of record by BankAtlantic and $3,725,000 aggregate principal amount shall be Series C Notes owned by the Purchaser. Such outstanding amounts are fully authorized (and do not exceed any limitations under the Indenture).

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

           (v) (v) Neither the Seller nor any Affiliate of the Seller nor any Person authorized or employed by the Seller will, directly or indirectly, offer or sell any Note or similar security in a manner which would render the sale of the Notes pursuant to this Purchase Agreement a violation of Section 5 of the 1933 Act, or require registration pursuant thereto. Based in part on the representations and warranties contained in
                Section 6 hereof, the offering and sale of the Notes by the Seller to Purchaser at closing are exempt from the registration requirements of the 1933 Act and the Indenture is not required to be qualified under the Trust Indenture Act of 1939, as amended.

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

           7. Notices. All notices and other communications hereunder shall be in writing and shall be sent by first class registered or certified mail, return receipt requested, or by facsimile transmission, provided such transmission is confirmed by overnight mail delivered by a nationally recognized overnight delivery service, addressed (a) if to the Purchaser, Union Bank of California, N.A., 445 South Figueroa Street, 15th Floor, Los Angeles, California 90071, Attention: Stephen R. Sweeney, and (b) if to the Issuer or Litchfield, c/o Litchfield Financial Corporation, 430 Main Street, Williamstown, Massachusetts 01267,
Attention: Executive Vice President, or to such other address as the Issuer or Litchfield shall have furnished to the Purchaser in writing. Any notice so given by registered or certified mail shall be deemed to have been given five days after being deposited in a depository of the United States mails. Any notice given by means of a nationally recognized overnight delivery service shall be deemed to have been given upon receipt thereof.

           8. Miscellaneous. (a) This Purchase Agreement shall be construed and enforced in accordance with and governed by the law of the State of New York.

           (b) Any action or proceeding relating in any way to this Purchase Agreement may be brought and enforced in the courts of the State of New York or of the United States for the Southern District of New York and each of the Issuer, Litchfield and the Purchaser irrevocably submits to the jurisdiction of each such court (and any appellate court from any thereof) in respect of any such action or proceeding.

           Each of the Issuer, Litchfield and the Purchaser irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of venue of any such action or proceeding in the Supreme Court of the State of New York or the United States District Court for the Southern District of New York, and any claim that any such action or proceeding brought in any such court has been brought in an inconvenient forum.

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

           9.   No Recourse.   It is expressly understood and
agreed by the parties hereto that (a) the representations, undertakings and agreements herein made on the part of the Issuer are made and intended not as personal representations, undertakings and agreements by Litchfield but are made and intended for the purpose of binding only the Issuer, (b) nothing herein contained shall be construed as creating any liability on Litchfield to perform any covenant either expressed or implied contained herein, all such liability, if any, being expressly waived by the parties hereto, and (c) under no circumstances shall Litchfield be personally liable for the payment of any indebtedness or expenses of the Issuer or be liable for the breach or failure of any obligation, representation, warranty or covenant made or undertaken by the Issuer under this Agreement; it being understood that the foregoing shall in no way limit the obligations of Litchfield under the Guarantee or the Purchase and Sale Agreement.

           IN WITNESS WHEREOF, the parties hereto have caused this Purchase Agreement to be duly executed on the date first written above.

                          LITCHFIELD HYPOTHECATION CORP. 1998-B

                          By:  /s/ Heather A. Sica
                               --------------------
                          Name:  Heather A. Sica
                          Title:  Executive Vice President


                          LITCHFIELD FINANCIAL CORPORATION

                          By:  /s/ Heather A. Sica
                               -------------------
                          Name:  Heather A. Sica
                          Title:  Executive Vice President

                          UNION BANK OF CALIFORNIA, N.A.

                          By:  /s/ Stephen R. Sweeney
                               ----------------------
                          Name:  Stephen R. Sweeney
                          Title:  Vice President



                                                     Exhibit 10.192



LIMITED GUARANTEE

           LIMITED GUARANTEE dated as of March 1, 1999 by LITCHFIELD FINANCIAL CORPORATION, a Massachusetts corporation (the "Guarantor"), in favor of UNION BANK OF CALIFORNIA, N.A., a California banking corporation with an address at 445 South Figueroa Street, 15th Floor, Los Angeles, California 90071("Union Bank"), as a Noteholder under the Indenture hereinafter referred to.

WHEREAS,   Litchfield   Hypothecation   Corp.1998-B,   a   Delaware
       corporation (the "Issuer") and a wholly-owned subsidiary of the Guarantor, and The Chase Manhattan Bank, as trustee (the "Trustee")are parties to an Indenture of Trust (the "Indenture") (capitalized terms used but not defined herein shall have the meanings attributed thereto in the Indenture or in Appendix A thereto), dated as of June 1, 1998 providing for the issuance by the Issuer from time to time of its Hypothecation Loan Collateralized Notes (collectively, the "Notes");

           WHEREAS, pursuant to the Indenture, the Issuer has issued and the Guarantor has purchased certain Series C Notes in the original principal amount of $3,725,000.00(the "Guaranteed Notes")which Series C Notes the Guarantor has sold to Union Bank pursuant to a Note Purchase Agreement, dated as of March 23, 1999 by and among the Issuer, the Guarantor and Union Bank; and

           WHEREAS, it is a condition to the purchase by Union
Bank of the Guaranteed Notes that the Guarantor issue a guarantee in the form hereof of certain of the obligations of the Issuer under the Guaranteed Notes.

           NOW, THEREFORE, in consideration of the premises and in order to induce Union Bank to purchase the Guaranteed Notes, the Guarantor hereby agrees as follows:

           Section 1.  Guarantee.  The Guarantor hereby
irrevocably and unconditionally guarantees the punctual payment when due, whether at stated maturity, after maturity, by acceleration or otherwise, of principal of and interest on the Guaranteed Notes (the "Guaranteed Obligations") in an aggregate amount not to exceed $186,250(the "Guaranteed Amount"). The Guarantor hereby agrees that it shall make the payment of a Guaranteed Obligation upon receipt of written demand therefor from Union Bank (a "Demand Notice") which Demand Notice shall specify that an Event of Default has occurred and is continuing under either or both of Sections 7.1(a) and 7.1(b) of the Indenture due to the failure of the Issuer to make the applicable payment of principal and/or interest due and owing to Union Bank under the Guaranteed Notes and the Indenture. The obligation of the Guarantor hereunder shall in no event exceed the Guaranteed Amount. The Guaranteed Amount shall be reduced by (i) the amount of any payments made by Guarantor hereunder or (ii) the portion allocable to the Guaranteed Notes of any unreimbursed Servicer Advances pursuant to the Indenture.
           Notwithstanding the limitation contained in the preceding sentence, the Guarantor shall also pay all costs and expenses, including attorneys' fees, costs relating to all costs and expenses arising out of or with respect to the validity, enforceability, collection, defense, administration or preservation of this Guarantee.

           GUARANTOR ACKNOWLEDGES AND AGREES THAT ANY REPURCHASE OF THE HYPOTHECATION LOANS BY THE GUARANTOR PURSUANT TO THE TERMS OF THE INDENTURE OR ANY OTHER DOCUMENT PROVIDING GUARANTOR WITH SUCH OPTION OR OBLIGATION OR THE PAYMENT OR PERFORMANCE BY GUARANTOR OF ANY OTHER OBLIGATION OF ISSUER UNDER THE INDENTURE OR THE GUARANTEED NOTES SHALL NOT REDUCE THE OBLIGATIONS OF GUARANTOR TO UNION BANK UNDER THIS GUARANTEE AND UNION BANK'S CONSENT TO SUCH REPURCHASE SHALL NOT CONSTITUTE A WAIVER OF UNION BANK'S RIGHTS HEREUNDER.

           Section 2. Waiver. The Guarantor hereby absolutely, unconditionally and irrevocably waives, to the fullest extent permitted by law, (i) promptness, diligence, notice of acceptance and any other notice with respect to this Guarantee,(ii) any requirement that Union Bank protect, secure, perfect or insure any security interest or lien or any property subject thereto or exhaust any right or take any action against the Issuer or any other person or any collateral, (iii) any and all right to assert any defense, set-off, counterclaim or cross-claim of any nature whatsoever with respect to this Guarantee, the obligations of the Guarantor hereunder or the obligations of any other person or party (including, without limitation, the Issuer) relating to this Guarantee or the obligations of the Guarantor hereunder or otherwise with respect to the Guaranteed Obligations in any action or proceeding brought by Union Bank to collect the Guaranteed Obligations or any portion thereof or to enforce the obligations of the Guarantor under this Guarantee, and (iv) any other action, event or precondition to the enforcement of this Guarantee or the performance by the Guarantor of the obligations hereunder.

           Section 3. Guarantee Absolute. (a) The Guarantor guarantees that, to the fullest extent permitted by law, the Guaranteed Obligations will be paid or performed strictly in accordance with their terms, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of Union Bank with respect thereto.

           (b) No invalidity, irregularity, voidability, voidness or unenforceability of the Indenture or the Guaranteed Notes or of all or any part of the Guaranteed Obligations or of any security therefor, shall affect, impair or be a defense to this Guarantee.

           (c) The liability of the Guarantor under this Guarantee shall be absolute and unconditional irrespective of:

(i) any change in the manner, place or terms of payment or performance, and/or any change or extension of the time of payment or performance of, renewal or alteration of, any Guaranteed
      Obligation, any security therefor, or any liability incurred directly or indirectly in respect thereof, or any other amendment or waiver of or any consent to departure from the Indenture or the Guaranteed Notes , including any increase in the Guaranteed Obligations resulting from the extension of additional credit to the Issuer;

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

(v) any manner of application of any collateral, or proceeds thereof, to all or any of the Guaranteed Obligations, or any manner of sale or other disposition of any collateral for all or any of the Guaranteed Obligations or any other assets of the Issuer or any of its subsidiaries; or

(vi) any change, restructuring or termination of the existence of the Issuer.

           (d) Union Bank may at any time and from time to time (whether or not after revocation or termination of this Guarantee) without the consent of, or notice (except as shall be required by applicable statute and cannot be waived) to, the Guarantor, and without incurring responsibility to the Guarantor or impairing or releasing the obligations of the Guarantor hereunder, apply any sums by whomsoever paid or howsoever realized to any Guaranteed Obligation regardless of what Guaranteed Obligations remain unpaid.

           (e) This Guarantee shall continue to be effective or be reinstated, as the case may be, if claim is ever made upon Union Bank for repayment or recovery of any amount or amounts received by Union Bank in payment or on account of any of the Guaranteed Obligations and Union Bank repays all or part of said amount by reason of any judgment, decree or order of any court or administrative body having jurisdiction over Union Bank, or any settlement or compromise of any such claim effected by Union Bank with any such claimant (including the Issuer), then and in such event the Guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding upon the Guarantor, notwithstanding any revocation hereof or the cancellation of the Guaranteed Notes, and the Guarantor shall be and remain liable to Union Bank hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by Union Bank.

           Section 4. Continuing Guarantee. This Guarantee is a continuing one and shall (i) remain in full force and effect until the indefeasible payment and satisfaction in full of the Guaranteed Obligations, (ii) be binding upon the Guarantor, its successors and assigns, and (iii) inure to the benefit of, and be enforceable by, Union Bank and its successors, transferees and assigns. All obligations to which this Guarantee applies or may apply under the terms hereof shall be conclusively presumed to have been created in reliance hereon.

           Section 5.  Representations, Warranties and Covenants.
The Guarantor hereby represents, warrants and covenants to and with Union Bank that:

           (a) The Guarantor has the corporate power to execute and deliver this Guarantee and to incur and perform its obligations hereunder;

           (b) The Guarantor has duly taken all necessary corporate action to authorize the execution, delivery and performance of this Guarantee and to incur and perform its obligations hereunder;

           (c) No consent, approval, authorization or other action by, and no notice to or of, or declaration or filing with, any governmental or other public body, or any other person, is required for the due authorization, execution, delivery and performance by the Guarantor of this Guarantee or the consummation of the transactions contemplated hereby; and

           (d) The Guarantor shall provide to Union Bank (i) within 60 days of the end of each fiscal quarter, the report on form 10-Q of the Guarantor and (ii) within 135 days of the end of each fiscal year of the Guarantor, the report on form 10-K of the Guarantor.

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

           Section 8. Waiver of Subrogation Rights. Guarantor hereby waives until the Guaranteed Obligations are paid in full any right of indemnity, reimbursement, contribution, or subrogation arising as a result of payment by Guarantor hereunder, and will not prove any claim in competition with Union Bank in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature. Guarantor will not claim any set-off or counterclaim against Issuer in respect of any liability of Guarantor to Issuer. Guarantor waives any benefit of and any right to participate in any collateral which may be held by Union Bank.

           Section 9. Statute of Limitations. Any acknowledgment or new promise, whether by payment of principal or interest or otherwise and whether by the Issuer or others (including the Guarantor), with respect to any of the Guaranteed Obligations shall, if the statute of limitations in favor of the Guarantor against Union Bank shall have commenced to run, toll the running of such statute of limitations and, if the period of such statute of limitations shall have expired, prevent the operation of such statute of limitations.

           Section 10. Rights and Remedies Not Waived. No act, omission or delay by Union Bank shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by Union Bank of any default hereunder or right or remedy which it may have shall operate as a waiver of any other default, right or remedy or of the same default, right or remedy on a future occasion.

           Section 11. Admissibility of Guarantee. The Guarantor agrees that any copy of this Guarantee signed by the Guarantor and transmitted by telecopier for delivery to Union Bank shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence.

           Section 12. Notices. All notices, requests and demands to or upon Union Bank or the Guarantor under this Agreement shall be in writing and given as provided in the Indenture (with respect to the Guarantor, to the address of the Issuer as set forth in the Indenture and with respect to Union Bank, at its address set forth above).

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

           GUARANTOR ACKNOWLEDGES THAT THE TRANSACTION OF WHICH
THIS GUARANTEE IS A PART IS A COMMERCIAL TRANSACTION, AND HEREBY
VOLUNTARILY WAIVES GUARANTOR'S RIGHTS TO NOTICE AND HEARING UNDER
ANY APPLICABLE STATE OR FEDERAL LAW WITH RESPECT TO ANY
PREJUDGMENT REMEDY WHICH UNION BANK MAY DESIRE TO USE.

           (b) The Guarantor irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by certified mail, postage prepaid, to the Guarantor at its address determined pursuant to Section 12 hereof.

           (c)  Nothing herein shall affect the right of Union
Bank to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against the Guarantor in any other jurisdiction.

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

           Section 18. This Guarantee shall inure to the benefit of and be enforceable by Union Bank, its successors, transferees and assigns, and it shall be binding upon Guarantor and the successors and assigns of Guarantor.

           IN WITNESS WHEREOF, the Guarantor has duly executed or caused this Guarantee to be duly executed in the State of New
York as of the date first above set forth.

                               LITCHFIELD FINANCIAL CORPORATION



                               By: /s/ Heather A. Sica
                                   -------------------
                               Name:  Heather A. Sica
                               Title: Executive Vice President








                           Exhibit 11.1
                 Litchfield Financial Corporation
                 Computation of Earnings Per Share



                                           Three Months Ended
                                               March 31,
                                           1999             1998
                                           ----             ----

Basic:
     Weighted average number of
        common shares outstanding.......   6,886,559        5,659,756
                                          ==========       ==========

     Net income.........................  $2,278,000       $1,550,000
                                          ==========       ==========

     Net income per common share.         $      .33       $      .27
                                          ==========       ==========

Diluted:
     Weighted average number of
        common shares outstanding.......   6,886,559        5,659,756
     Weighted average number of
        common stock equivalents
        outstanding:
        Stock options...................     305,819          360,402
                                           ----------      -----------

     Weighted average common and
        common equivalent shares
        outstanding.....................   7,192,378        6,020,158
                                          ==========       ==========

     Net income.........................  $2,278,000       $1,550,000
                                          ==========       ==========

     Net income per common share........  $      .32       $      .26
                                          ==========       ==========