Form 10-Q
period 1999-06-30
LITCHFIELD FINANCIAL CORP /MA
filed 1999-08-13
CIK 882515

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1999

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

                                   Yes X No


As of August 9, 1999, there were 6,984,166 shares of common stock of Litchfield Financial Corporation outstanding.


                                                               FORM 10-Q


                       LITCHFIELD FINANCIAL CORPORATION
                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1999

                                   INDEX


PART I - FINANCIAL INFORMATION                                    PAGE

     Item 1. Financial Statements.................................  3

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations........ 15

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk.................................... 22


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.................................... 23

     Item 2. Changes in Securities and Use of Proceeds............ 23

     Item 3. Defaults Upon Senior Securities...................... 23

     Item 4. Submission of Matters to a Vote of Security Holders.. 23

     Item 5. Other Information.................................... 24

     Item 6. Exhibits and Reports on Form 8-K..................... 38


SIGNATURES........................................................ 40



                       PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                       LITCHFIELD FINANCIAL CORPORATION
                          Consolidated Balance Sheets
              (In thousands, except share and per share amounts)

                                                   June 30,    December 31,
                                                      1999            1998
                                                     --------    ----------
                                                    (unaudited)
                   ASSETS
Cash and cash equivalents......................    $  21,983    $ 10,537
Restricted cash................................       27,598      27,898
Loans held for sale, net ......................       13,351      19,750
Other loans, net ..............................      219,944     191,292
Retained interests in loan sales, net .........       32,603      28,883
Other..........................................       25,110      15,522
                                                    --------    --------
      Total assets.............................     $340,589    $293,882
                                                    ========    ========

   LIABILITIES, COMMITMENTS AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit.............................    $  62,012    $ 49,021
   Accounts payable and other liabilities......        8,741       9,812
   Dealer/developer reserves...................        9,365       9,979
   Deferred income taxes.......................        9,086       8,388
   Long-term notes.............................      133,897     134,588
                                                    --------    --------
      Total liabilities........................      223,101     211,788
                                                    --------    --------

Commitments:
   Litchfield Obligated Mandatorily Redeemable
     Preferred Securities of Trust Subsidiary
     Holding Debentures of Litchfield..........       26,200         ---

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares, none issued and
     outstanding...............................          ---         ---
   Common stock, $.01 par value; authorized
     12,000,000 shares, 6,983,366 shares issued
     and outstanding in 1999 and 6,886,329
     shares issued and outstanding in 1998.....           70          69
   Additional paid in capital..................       59,644      58,040
   Accumulated other comprehensive income......        3,352       1,250
   Retained earnings...........................       28,222      22,735
                                                    --------    --------
      Total stockholders' equity...............       91,288      82,094
                                                    --------    --------
      Total liabilities, commitments and
      stockholders' equity.....................     $340,589    $293,882
                                                    ========    ========







    See accompanying notes to unaudited consolidated financial statements


                        LITCHFIELD FINANCIAL CORPORATION
                       Consolidated Statements of Income
              (In thousands, except share and per share amounts)
                                   Unaudited


                                                Three Months Ended June 30,
                                                      1999         1998
                                                   --------       ------
Revenues:
   Interest and fees on loans...................     $8,477      $6,055
   Gain on sale of loans........................      4,262       3,452
   Servicing and other income...................        533         466
                                                     ------      ------
                                                     13,272       9,973
                                                     ------      ------

Expenses:
   Interest expense.............................      4,724       3,695
   Salaries and employee benefits...............      1,438       1,147
   Other operating expenses.....................      1,061         916
   Provision for loan losses....................        500         460
                                                     ------      ------
                                                      7,723       6,218
                                                     ------      ------

Income before income taxes and distributions on       5,549       3,755
preferred securities............................
Provision for income taxes......................      2,137       1,446
Distributions on preferred securities (net of tax       205        ---
benefit of $128)................................     ------      ------
Net income......................................     $3,207      $2,309
                                                     ======      ======


Earnings per common share amounts:
   Basic .......................................     $  .46      $  .40
   Diluted .....................................     $  .45      $  .38

Weighted average number of shares:
   Basic .......................................  6,908,145   5,754,018
   Diluted .....................................  7,186,471   6,117,832




    See accompanying notes to unaudited consolidated financial statements.



                       LITCHFIELD FINANCIAL CORPORATION
                       Consolidated Statements of Income
              (In thousands, except share and per share amounts)
                                   Unaudited


                                                Six Months Ended June 30,
                                                      1999        1998
Revenues:
   Interest and fees on loans...................    $16,364     $11,288
   Gain on sale of loans........................      6,879       5,679
   Servicing and other income...................      1,104         959
                                                    -------     -------
                                                     24,347      17,926
                                                    -------     -------

Expenses:
   Interest expense.............................      9,352       6,692
   Salaries and employee benefits...............      2,704       2,280
   Other operating expenses.....................      2,039       1,869
   Provision for loan losses....................      1,000         810
                                                    -------     -------
                                                     15,095      11,651
                                                    -------     -------

Income before income taxes and distributions on
   preferred securities.........................      9,252       6,275
Provision for income taxes......................      3,562       2,416
Distributions on preferred securities (net of
   tax benefit of $128).........................        205         ---
                                                     ------      ------
Net income......................................     $5,485      $3,859
                                                     ======      ======


Earnings per common share amounts:
   Basic .......................................     $  .80      $  .68
   Diluted .....................................     $  .76      $  .64

Weighted average number of shares:
   Basic .......................................  6,897,411   5,706,887
   Diluted .....................................  7,189,488   6,069,164



    See accompanying notes to unaudited consolidated financial statements.



                        LITCHFIELD FINANCIAL CORPORATION
                Consolidated Statement of Stockholders' Equity
                     (In thousands, except share amounts)
                                 Unaudited


                                                 Accumulated
                                     Additional     Other
                             Common    Paid In   Comprehensive Retained
                              Stock    Capital      Income     Earnings  Total
                              -----    -------      ------     --------  -----
Balance, December 31,1998....  $69     $58,040      $1,250     $22,735  $82,094

  Issuance of 101,583
   shares of common stock....    1       1,681         ---         ---    1,682

  Retirement of 4,546
   shares of treasury stock..   ---        (77)        ---         ---      (77)

  Other comprehensive
    income, net of tax.......   ---        ---       2,102         ---    2,102

  Tax benefit from stock
    options exercised........   ---        ---         ---           2        2

  Net income.................   ---        ---         ---       5,485    5,485
                               -----   -------      ------     -------  --------
Balance, June 30, 1999.        $70     $59,644      $3,352     $28,222  $91,288
                               =====   =======      ======     =======  ========



    See accompanying notes to unaudited consolidated financial statements.



                       LITCHFIELD FINANCIAL CORPORATION
                Consolidated Statements of Comprehensive Income
                                (In thousands)
                                   Unaudited

                                                   Three Months Ended June 30,
                                                       1999       1998
                                                       ----       ----
Net income.........................................    $3,207    $2,309
Unrealized  gain  on  retained interests in loan
  sales, net of tax expense of $299 and $128 for
  1999 and 1998, respectively......................       477       204
                                                       ------    ------
Comprehensive income...............................    $3,684    $2,513
                                                       ======    ======


                                                     Six Months Ended June 30,
                                                        1999      1998
                                                        ----      ----
Net income.........................................    $5,485    $3,859
Unrealized  gain  on  retained interests in loan
  sales, net of tax expense of $1,316 and $113 for
  1999 and 1998, respectively......................     2,102       180
                                                       ------    ------
Comprehensive income...............................    $7,587    $4,039
                                                       ======    ======




    See accompanying notes to unaudited consolidated financial statements.
>



                        LITCHFIELD FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                   Unaudited


                                                    Six Months Ended June 30,
                                                       1999         1998
                                                       ----         ----
Cash flows from operating activities:
    Net income...................................   $  5,485      $ 3,859
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Gain on sale of loans.....................     (6,879)      (5,679)
       Amortization and depreciation.............        677          484
       Amortization of retained interests in loan
          sales..................................      3,605        2,905
       Provision for loan losses.................      1,000          810
       Deferred income taxes.....................        698        1,327
       Net changes in operating assets and
          liabilities:
          Restricted cash........................        300       (3,976)
          Loans held for sale....................      4,757        3,879
          Retained interests in loan sales.......     (4,063)        (872)
          Dealer/developer reserves..............       (614)        (211)
          Net change in other assets and
             liabilities.........................      (1605)       1,723
                                                    --------      -------
       Net cash provided by operating activities.       3,361       4,249
                                                    --------      -------

Cash flows from investing activities:
    Net originations, purchases and principal
        payments on other loans..................    (60,524)     (73,114)
    Other loans sold.............................     31,609       25,159
    Collections on retained interests in loan
        sales....................................      4,182        1,866
    Capital expenditures and other assets........     (1,669)      (1,157)
    Investments in affiliates....................     (5,618)        (235)
                                                     -------       -------
       Net cash used in investing activities.....    (32,020)     (47,481)
                                                     -------       -------

Cash flows from financing activities:
    Net borrowings on lines of credit............     12,991       22,424
    Payments on term note........................        ---       (1,493)
    Retirement of long-term notes................       (691)        (291)
    Proceeds from issuance of preferred
       securities................................     26,200          ---
    Purchase and retirement of treasury stock....        (77)         ---
    Net proceeds from issuance of common stock...      1,682       17,865
                                                     -------      -------
       Net cash provided by financing activities.     40,105       38,505
                                                     -------      -------

Net increase (decrease) in cash and cash
        equivalents..............................     11,446       (4,727)
Cash and cash equivalents, beginning of period...     10,537       19,295
                                                     -------      -------
Cash and cash equivalents, end of period.........    $21,983      $14,568
                                                     =======      =======

Supplemental Schedule on Noncash Financing and
        Investing Activities:
     Exchange of loans for retained interests in
        loan sales...............................    $ 1,717      $   529
     Transfers from loans to real estate acquired
        through foreclosure......................    $ 2,616      $ 1,005

Supplemental Cash Flow Information:
    Interest paid................................    $ 9,061      $ 6,053
    Income taxes paid............................    $ 3,038      $   239



    See accompanying notes to unaudited consolidated financial statements.


                                                                    FORM 10-Q
                       LITCHFIELD FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited

A. Basis of Presentation

     The accompanying unaudited consolidated interim financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1998.

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement No. 133"), "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by Statement No. 137 issued in June 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with early adoption permitted as of the beginning of any quarter after the date of issuance. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The provisions of Statement No. 133 can not be applied retroactively to financial statements of prior periods.

     The  Company  plans to  adopt  Statement  No.  133 in the  fiscal  quarter beginning January 1, 2001. At the date of initial application, the Company must recognize any freestanding derivative instruments in the balance sheet as either assets or liabilities and measure them at fair value. The Company shall also recognize offsetting gains and losses on hedged assets, liabilities, and firm commitments by adjusting their carrying amounts at that date as a cumulative effect of a change in accounting principal. Whether such transition adjustment is reported in net income, other comprehensive income, or allocated between both is based on the hedging relationships, if any, that existed for that derivative instrument and were the basis for accounting prior to the application of Statement No. 133. The Company is evaluating the effect that the implementation of Statement No. 133 will have on its results of operations and financial position.


B.  Gain on Sale of  Loans and Retained Interests in Loan Sales

     Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. The previous carrying amount is allocated between the assets sold and any retained interests based on their relative fair values at the date of transfer. Retained interests in transferred assets


                                                                      FORM 10Q
                       LITCHFIELD FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     On a quarterly basis, the Company assess the carrying value of retained interests in loans sold by comparing actual and assumed interest, prepayment and default rates on a disaggregate basis reflecting factors such as origination dates and types of loans. The Company adjusts the carrying value of retained interests accordingly.

     Since its inception, the Company has sold $613,426,000 of loans at face value ($492,960,000 through December 31, 1998). The principal amount remaining on the loans sold was $275,388,000 at June 30, 1999 and $238,132,000 at December 31, 1998. The Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

     The Company's exposure to loss on loans sold in the event of non-performance by the consumer, the dealer/developer on its guarantee, and the determination that the collateral is of no value was $18,553,000 at June 30, 1999 ($12,750,000 at December 31, 1998). Such amounts have not been discounted. The Company repurchased $211,000 and $26,000 of loans under the recourse provisions of loan sales during the three months ended June 30, 1999 and 1998, respectively. Loans repurchased during the six months ended June 30, 1999 and 1998 were $403,000 and $144,000, respectively, and $491,000 during the year ended December 31, 1998. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of June 30, 1999, $25,547,000 of the Company's cash was restricted as credit enhancements in connection with certain securitization programs. To date, the Company has participated $17,055,000 of A&D and Other Loans ($10,505,000 through December 31, 1998).


     The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 48 and 50 states, respectively. The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company. At June 30, 1999, 14.5% and 11.2% of the Serviced Portfolio by collateral location was located in Texas and Florida, respectively, and 16.0% and 14.2% of the Serviced Portfolio by borrower location were located in Florida and Texas, respectively. At December 31, 1998, 14.7%, 10.3%, 10.2% of the Serviced Portfolio by collateral location were located in Texas, Florida and California, respectively, and 16.1% and 14.4% of the Serviced Portfolio by borrower location were located in Florida and Texas, respectively. At June 30, 1999, no other state accounted for more than 10.0% of the total by either collateral or borrower location.


C. Allowance for Loan Losses and Estimated Recourse Obligations


     An analysis of the total allowances for all loan losses and recourse obligations follows:

                                                     June 30,   December 31,
                                                        1999         1998
                                                     --------    ----------
    Allowance for losses on loans held for sale... $  178,000    $  549,000
    Allowance for losses on other loans...........  2,740,000     2,477,000
    Estimated recourse obligations on retained
      interests in loan sales.....................  4,627,000     3,681,000
                                                   ----------    ----------
                                                   $7,545,000    $6,707,000
                                                   ==========    ==========


D.  Debt

     The Company finances a portion of its liquidity needs with secured lines of credit with eight participating institutions. Interest rates on the lines of credit range from the Eurodollar or LIBOR rates plus 2.00% to the prime rate plus 1.00%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.


     The lines of credit mature as follows:

                           Date             Amount
                         ----------      -----------
                        October 1999    $ 40,000,000
                        March 2000        25,000,000
                        April 2000        65,000,000
                        May 2001           5,000,000
                                        ------------
                                        $135,000,000
                                        ============



Financial data relating to the Company's secured lines of credit is as follows:


                                         June 30,      December 31,
(Dollars in thousands)                     1999           1998
                                         --------       ----------
   Lines of credit available ..........    $135,000       $116,000
  Borrowings outstanding at end
    of period .........................    $ 62,012       $ 49,021
  Weighted average interest rate
    at end of period...................       7.2%           7.6%
  Maximum borrowings outstanding
    at any month end...................    $ 83,500       $ 73,666
  Average amount outstanding
    during the period..................     $36,344       $ 37,485
  Weighted average interest rate
    during the period (determined by
    dividing interest expense by
    average borrowings)................       7.2            7.9%


     In July 1999, the Company renewed and amended a line of credit to increase the line from $60,000,000 to $70,000,000 and extended the maturity to April 2002.

      As of June 30, 1999 and December 31, 1998, the Company had no unsecured lines of credit.

     The Company has an additional revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In June 1998, the Company amended the facility to increase the facility to $150,000,000, subject to certain
terms and conditions.   The facility matures in June 2001.

     In  connection  with the  facility,  the  Company  formed  a  wholly-owned subsidiary, Litchfield Mortgage Securities Corporation 1994, to purchase loans from the Company. In October 1998, Litchfield Mortgage Securities
Corporation 1994 was merged with and into Litchfield Mortgage Securities Company 1994, LLC ("LMSC"). LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of June 30, 1999 and December 31, 1998, the outstanding balance of the sold or pledged loans securing this facility was $138,040,000 and $137,532,000, respectively. Outstanding borrowings at June 30, 1999 were $66,000. There were no outstanding borrowings under the line of credit at December 31, 1998. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

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



     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Capital Corporation 1996, to purchase loans from the Company. In October 1998, Litchfield Capital Corporation 1996, was merged with and into Litchfield Capital Company 1996, LLC ("LCC"). LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of June 30, 1999 and December 31, 1998, the outstanding aggregate balance of the loans sold or pledged under the facility was $14,603,000 and $10,632,000, respectively. There were no outstanding borrowings under the line of credit as of June 30, 1999 or December 31, 1998. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     The Company also finances a portion of its liquidity with long-term debt. The following table shows the total long-term debt outstanding at June 30, 1999 and December 31, 1998:


                                   June 30,   December 31,
                                      1999         1998
        (Dollars in thousands)
        9.3% Notes...............  $ 20,000    $ 20,000
        8.45% Notes due 2002.....    51,247      51,282
        8.875% Notes due 2003....    14,460      15,066
        8.25% Notes due 2003.....    10,000      10,000
        9.25% Notes due 2003.....    20,000      20,000
        10% Notes due 2004.......    18,190      18,240
                                   --------    --------
                                   $133,897    $134,588
                                   ========    ========

      The 9.3% Notes require principal reductions of $7,500,000, $6,000,000, $6,000,000 and $500,000 in March 2001, 2002, 2003 and 2004, respectively.
Interest is payable semiannually in arrears.

     The Company shall have the option to redeem all or any portion of the long-term notes at predetermined redemption prices. The earliest call date of each issuance is as follows:

             9.3% Notes.........................    April 1998
             8.45% Notes due 2002............... November 1999
             8.875% Notes due 2003..............     June 1996
             8.25% Notes due 2003............... November 2000
             9.25% Notes due 2003............... December 2000
             10% Notes due 2004.................    April 1998


E.    Commitments

     On April 14, 1999, the Company, Litchfield Capital Trust I ("Trust I") and Litchfield Capital Trust II, subsidiaries of the Company and statutory business trusts created under the Business Trust Act of the State of Delaware (collectively, the Trusts), filed a Registration Statement on Form S-3, as amended, with the Securities and Exchange Commission relating to the registration of $100,000,000 in aggregate principal amount of (i) trust preferred securities of the Trusts, (ii) junior subordinated debentures of the Company, and (iii) guarantee of preferred securities of the Trusts by the Company. In connection with this offering, the Trusts will sell the preferred securities to the public and common securities to the Company, use the proceeds from those sales to buy an equivalent principal amount of junior subordinated debentures issued by the Company and distribute the interest payments it receives on the junior subordinated debentures to the holders of preferred and common securities.


     On May 19, 1999, Trust I issued 2,500,000 of 10% Series A Trust Preferred Securities ("Series A Preferred Securities") to the public for $25,000,000 and used the proceeds to buy an equivalent amount of 10% Series A Junior Subordinated Debentures due 2029 ("Series A Debentures") from the Company. On June 8, 1999, the underwriters exercised their option to purchase an additional 120,000 10% Series A Preferred Securities for $1,200,000 and the proceeds were also used to buy an equivalent amount of Series A Debentures from the company. The sole assets of the Trust I are the Series A Debentures. The Company owns all the securities of Trust I that possess general voting rights. The Trust's obligation under the Series A Preferred Securities are fully and unconditionally guaranteed by the Company. Trust I will redeem all of the outstanding Series A Preferred Securities when the Series A Debentures are paid at maturity on June 30, 2029, or otherwise become due. The Company will have the right to redeem 100% of the principal plus accrued interest and unpaid interest on or after June 30, 2004. Interest is paid on the Series A Debentures quarterly, with corresponding quarterly distributions to the holders of the Series A Preferred Securities.

F.  Derivative Financial Instruments Held for Purposes Other than Trading

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

     The Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive payments, based on an amortizing notional amount, when commercial paper rates exceed 8.0%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. The notional amount outstanding at June 30, 1999 was $3,371,000. This agreement expires in July 2005.

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


Overview

     Litchfield Financial Corporation (the "Company") is a diversified finance company that provides financing to creditworthy borrowers for assets not typically financed by banks. The Company provides this financing by making loans to businesses secured by consumer receivables or other assets and by purchasing loans and tax lien certificates.

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

     The Company extends Hypothecation Loans to land dealers, resort developers and other finance companies secured by receivables. Hypothecation Loans typically have advance rates of 75% to 90% of the current balance of the pledged receivables and variable interest rates based on the prime rate plus 1.5% to 4%.

     The Company also purchases Land Loans and VOI Loans. Land Loans are typically secured by one to twenty acre rural parcels. Land Loans are secured by property located in 40 states, predominantly in the southern United States. VOI Loans typically finance consumer purchases of ownership interests in fully furnished vacation properties. VOI Loans are secured by property located in 18 states, predominantly in California and Florida. The Company requires most dealers or developers from whom it buys loans to guarantee repayment or replacement of any loan in default. Ordinarily, the Company retains a percentage of the purchase price as a reserve until the loan is repaid.
    The Company also makes A&D Loans to land dealers and resort developers for the acquisition and development of rural land and timeshare resorts in order to finance additional receivables generated by the A&D Loans. At the time the Company makes A&D Loans, it typically receives an exclusive right to purchase or finance the related consumer receivables generated by the sale of the subdivided land or timeshare interests. A&D Loans typically have loan to value ratios of 60% to 80% and variable interest rates based on the prime rate plus 2% to 4%.

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

                                     Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                        1999      1998      1999      1998
                                        ----      ----      ----      ----
   Revenues
       Interest and fees on loans.....  63.9%     60.7%     67.2%     63.0%
       Gain on sale of loans..........  32.1      34.6      28.3      31.7
       Servicing and other income.....   4.0       4.7       4.5       5.3
                                       -----     -----     -----     -----
                                       100.0     100.0     100.0     100.0
   Expenses
       Interest expense...............  35.6      37.0      38.4      37.4
       Salaries and employee benefits.  10.8      11.5      11.1      12.7
       Other operating expenses.......   8.0       9.2       8.4      10.4
       Provision for loan losses......   3.8       4.6       4.1       4.5
                                       -----     -----      -----    -----
                                        58.2      62.3      62.0      65.0

   Income before income taxes.........  41.8      37.7      38.0      35.0
   Provision for income taxes.........  16.1      14.5      14.6      13.5
   Distributions on preferred
    securities, net...................   1.5       ---       0.9       ---
                                       -----     -----     -----     -----

   Net income.........................  24.2%     23.2%     22.5%     21.5%
                                       =====     =====     =====     =====


     Revenues  increased 33.1% and 35.8% to $13,272,000 and $24,347,000 for the
three and six months ended June 30, 1999, from $9,973,000 and $17,926,000 for the same periods in 1998. Net income for the three and six months ended June 30, 1999 increased 38.9% and 42.1% to $3,207,000 and $5,485,000 compared to
$2,309,000 and $3,859,000 for the same periods in 1998. Net income as a percentage of revenues was 24.2% and 22.5% for the three and six months ended June 30, 1999 compared to 23.2% and 21.5% for the three and six months ended June 30, 1998. Loan purchases and originations grew 24.5% and 33.0% to $118,973,000 and $216,964,000 for the three and six months ended June 30, 1999 from $95,585,000 and $163,078,000 for the same periods in 1998. The average Serviced Portfolio increased 45.7% to $498,853,000 at June 30, 1999 from $342,422,000 at June 30, 1998.


     Interest and fees on loans increased 40.0% and 45.0% to $8,477,000 and $16,364,000 for the three and six months ended June 30, 1999 from $6,055,000 and $11,288,000 for the same periods in 1998, primarily as the result of the higher average balance of other loans during the 1999 period, which was only partially offset by a decrease in the average rate. The average rate earned on the Serviced Portfolio decreased to 11.3% at June 30, 1999 from 12.2% at June 30, 1998, primarily due to the reduction in the prime rate and the effect of the growth in Hypothecation Loans as a percentage of the portfolio. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but servicing costs and loan losses are generally less as well.

     Gain on the sale of loans increased 23.5% and 21.1% to $4,262,000 and $6,879,000 for the three and six months ended June 30, 1999 from $3,452,000 and $5,679,000 in the same periods in 1998. The volume of loans sold increased 34.2% and 74.9% to $67,595,000 and $120,466,000 for the three and six months ended June 30, 1999 from $50,380,000 and $68,882,000 during the three and six months ended June 30, 1998. The increase in the gain on sale of loans was not proportionate to the increase in the volume of loans sold primarily due to variations in the mix of loans sold. The yield on Hypothecation and Other loan sales is generally lower than the yield on Land and VOI loan sales. Land and VOI loan sales were $34,494,000 and $50,682,000 for the three and six months ended June 30, 1998 compared to $14,665,000 and $33,167,000 for the same periods in 1998. Hypothecation and Other loans sold were $33,101,000 and $69,784,000 for the three and six months ended June 30, 1999 compared to $35,715,000 for the three and six months ended June 30, 1998. Approximately $17,508,000 of loan sales in the three months ended June 30, 1999 consisted of loans that were repurchased from other facilities due to clean up calls and other factors which made it more economical to repurchase and resell loans. As a result of the repurchase, there was recapture of unamortized gain, which reduced the overall yield on these loan sales.

     Servicing and other income increased 14.4% and 15.1% to $533,000 and $1,104,000 for the three and six months ended June 30, 1999, from $466,000 and $959,000 for the same periods in 1998 largely due to the increase in the other fee income and prepayment penalties from Hypothecation Loans. Although loans serviced for others increased 25.3% to $275,388,000 as of June 30, 1999 from $219,809,000 at June 30, 1998, servicing income remained relatively constant due to an increase in Hypothecation Loans serviced for others and a decrease in the average servicing fee per loan.

     Interest expense increased 27.8% and 39.7% to $4,724,000 and $9,352,000 during the three and six months ended June 30, 1999 from $3,695,000 and $6,692,000 for the same periods in 1998. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by lower rates. During the three and six months ended June 30, 1999, borrowings averaged $212,032,000 and $210,169,000 at an average rate of 8.3% and 8.3% respectively, as compared to $158,531,000 and $139,503,000 at an average rate of 8.7% and 8.8% during the same periods in 1998. Interest expense includes the amortization of deferred debt issuance costs.

     Salaries and employee benefits increased 25.4% and 18.6% to $1,438,000 and $2,704,000 for the three and six months ended June 30, 1999 from $1,147,000 and $2,280,000 for the same periods in 1998 because of an increase in the number of employees in 1999, primarily related to bringing customer service and collections in house, and to a lesser extent, an increase in salaries. Personnel costs as a percentage of revenues decreased to 10.8% and 11.1% for the three and six months ended June 30, 1999 compared to 11.5% and 12.7% for the same periods in 1998. Also, as a percentage of the Serviced Portfolio, personnel costs remained relatively constant at 1.2% and 1.1% for the three and six months ended June 30, 1999 compared to 1.2% for the same periods in 1998. Total salaries and employee benefits plus other operating expenses as a percentage of revenues decreased to 18.8% and 19.5% for the three and six months ended June 30, 1999 from 20.7% and 23.1% for the same periods in 1998.


     Other operating expenses increased 15.8% and 9.1% to $1,061,000 and $2,039,000 for the three and six months ended June 30, 1999 from $916,000 and $1,869,000 for the same periods in 1998. Other operating expenses increased due to the growth in the Serviced Portfolio that was only partially offset by the decrease in third party servicing expenses related to bringing customer service and collections in-house. As a percentage of revenues, other operating expenses decreased to 8.0% and 8.4% for the three and six months ended June 30, 1999 compared to 9.2% and 10.4% for the corresponding periods in 1998. As a percentage of the Serviced Portfolio, other operating expenses decreased to 0.9% and 0.8% for the three and six months ended June 30, 1999 from 1.0% and 1.1% for the same periods in 1998.

     During the three and six months ended June 30, 1999, the provision for loan losses increased 8.7% and 23.5% to $500,000 and $1,000,000 from $460,000 and $810,000 for the same periods in 1998 primarily due to the growth of the Serviced Portfolio.

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

     Since its inception, the Company has sold $613,426,000 of loans at face value ($492,960,000 through December 31, 1998). The principal amount remaining on the loans sold was $275,388,000 at June 30, 1999 and $238,132,000 at December 31, 1998. In connection with certain loan sales, the  Company  commits to  repurchase  from  investors  any loans that become 90 days or more past due. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased. There were approximately $18,553,000 of loans at June 30, 1999 which the Company could be required to repurchase in the future should such loans become 90 days or more past due. The Company repurchased $211,000 and $403,000 as compared to $26,000 and $144,000 of such loans under the recourse provisions of loan sales during the three and six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999, $25,547,000 of the Company's cash was restricted as credit enhancement for certain securitization programs. To date, the Company has participated $17,055,000 of A&D and Other Loans ($10,505,000 through December 31, 1998).

     The Company funds its loan purchases in part with borrowings under various lines of credit. Lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available. These lines of credit totaled $135,000,000 and $116,000,000 at June 30, 1999 and December 31, 1998, respectively. Outstanding borrowings on these lines of credit were $62,012,000 at June 30, 1999. Interest rates on these lines of credit range from the Eurodollar or LIBOR rate plus 2.00% to the prime rate plus 1.00%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit. In July 1999, the Company renewed and amended a line of credit to increase the line from $60,000,000 to $70,000,000 and extend the maturity to April 2002.

     The Company also finances its loan  purchases  with two revolving  line of
credit  and  sale  facilities  as  part  of  asset  backed   commercial   paper
facilities with multi-seller commercial paper issuers. Such facilities totaled $175,000,000 at June 30, 1999 and December 31, 1998, respectively. As of June 30, 1999 and December 31, 1998, the outstanding balances of loans sold or pledged under these facilities were $152,643,000 and $148,164,000, respectively. Outstanding borrowings under these lines of credit at June 30, 1999 were $66,000. There were no outstanding borrowings under these line of credit at December 31, 1998. Interest is payable on these lines of credit based on certain commercial paper rates.


     In May 1999, Litchfield Capital Trust I issued 2,500,000 shares of 10% Series A Trust Preferred Securities ("Series A Preferred Securities") at $10 per share. The proceeds of the offering were $25,000,000 and were used to buy an equivalent amount of 10% Series A Junior Subordinated Debentures ("Series A Debentures") due 2029 issued by the Company. In connection with the underwriters' option to purchase additional shares to cover over-allotments, Litchfield Capital Trust I issued an additional 120,000 10% Series A Preferred Securities in June 1999. The proceeds of these shares totaled $1,200,000 and were also used to buy an equivalent amount of Series A Debentures issued by the Company. The Company will have the right to redeem 100% of the principal and accrued interest and unpaid interest on or after June 30, 2004, or otherwise become due. Interest is paid on the Series A Debentures quarterly, with corresponding quarterly distributions to the holders of the Series A Preferred Securities.

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

     The  Company  also  finances  its  liquidity  needs with  long-term  debt.
Long-term  debt  totaled  $133,897,000  at June 30,  1999 and  $134,588,000  at
December 31, 1998.

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

     The Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, which at June 30, 1999 was $3,371,000, when commercial paper rates exceed 8%. This agreement expires in July 2005.

     Historically, the Company has not required major capital expenditures to support its operations.

Acquisitions

     In the third quarter of 1998, the Company acquired 25% of Land Finance Company ("Land Finance"), a broker specializing in the land business, located in Atlanta, Georgia. At the time of the transaction, the Company received the right to acquire additional shares of Land Finance at future dates. On April 1, 1999, the Company acquired the remaining 75% of Land Finance. All of Land Finance's employees became employees of the Company as of that date. The Company has accounted for this acquisition by the purchase method. The total purchase price was $275,000, consisting of the issuance of 9,092 shares of common stock with a fair value of $155,000 and $120,000 of expenses and assumed liabilities. The goodwill of $225,000, resulting from the purchase, is being amortized on a straight line basis over a period of 10 years. The results of operation of Land Finance have been included in the Company's income statement beginning April 1, 1999.



     On June 17, 1999, the Company acquired 100% of Ironwood Acceptance Company, L.L.C., ("Ironwood LLC"), located in Scottsdale, Arizona. Ironwood LLC purchases, services and liquidates tax lien certificates. During the fiscal years 1997 and 1998, the Company provided Ironwood LLC with a Hypothecation Loan for the purchase of tax lien certificates. All of Ironwood LLC's employees became employees of the Company following the acquisition. The Company has accounted for this acquisition by the purchase method. The total purchase price was $15,833,000, consisting of the issuance of 91,665 shares of common stock with a fair value of $1,519,000 and $13,523,000 of expenses and assumed liabilities. The goodwill of $2,938,000, resulting from the purchase, is being amortized on a straight line basis over a period of 20 years. The results of operations of Ironwood have been included in the Company's income statement from June 17, 1999.

Credit Quality and Allowances for Loan Losses

     The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and estimated future losses on such assets. Past-due loans (loans 31 days or more past due which are not covered by dealer/developer reserves or guarantees) as a percentage of the Serviced Portfolio as of June 30, 1999, increased to 1.04% from .95% at December 31, 1998. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. When the Company does not receive guarantees on loan portfolios purchased, it adjusts its purchase price to reflect anticipated losses and its required yield. This purchase adjustment is recorded as an increase in the allowance for loan losses and is used only for the respective portfolio. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $7,545,000 at June 30, 1999 compared to $6,707,000 at December 31, 1998. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at June 30, 1999 remained relatively constant at 1.43% as compared to 1.44% at December 31, 1998.

     As part of the Company's financing of Purchased Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Purchased Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $9,365,000 and $9,979,000 at June 30, 1999 and December 31, 1998, respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


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

      The Company has tested all computing equipment and deemed it to be Year 2000 ready. All non-computing equipment and computer systems are deemed Year 2000 ready based on manufacturer's warranty. The Company uses a third party servicer to perform some functions, such as receipt and posting of loan payments and other loan related activity. The third party servicer has represented to the Company that its systems are year 2000 compliant.

      In addition, the Company relies upon various vendors, governmental agencies, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of its control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations. The Company has inquired as to the Year 2000 readiness of vendors and customers with whom the company has material relationships. We have requested that our business partners address significant risks by July 1, 1999, and plan to replace any material non-compliant business partners by October 1, 1999.

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

     Contingency   Plan.  The  Company  is  in  the  process  of  developing  a comprehensive disaster recovery plan, which will be activated should a Year 2000 issue arise.


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

    As of June 30, 1999, the Company had the following estimated sensitivity profile:

        Interest rate changes (in basis points)              100         (100)
        Impact on earnings per share                      ($0.01)       $0.05
        Impact on interest income and pre-tax earnings ($111,000)    $635,000




PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

        None


Item 2.  Changes in Securities and Use of Proceeds

        None


Item 3.  Defaults Upon Senior Securities

        None


Item 4.  Submission of Matters to a Vote of Security Holders

        None




Item 5.  Other Information


                        SUMMARY CONSOLIDATED FINANCIAL INFORMATION
                             (Dollars in thousands, except per share data)

                                                                                                      Six Months Ended
                                                              Year Ended December 31,                      June 30,
Statement of Income Data (1):                 1998      1997       1996         1995        1994      1999        1998
                                              ------     ------     ------       ------      ------    ------      ------

Revenues:
  Interest and fees on loans.............  $   25,736  $ 19,374    $14,789    $  11,392   $  5,669    $16,364     $11,288
  Gain on sale of loans..................      10,691     8,564      7,331        5,161      4,847      6,879       5,679
  Servicing and other income.............       2,379     1,753      1,576          908        459      1,104         959
                                               ------    ------     ------        ------     -----     ------       -----
    Total revenues.......................      38,806    29,691     23,696        17,461    10,975     24,347      17,926
                                               ------    ------     ------        ------     -----     ------      ------
Expenses:
  Interest expense.......................      14,265    10,675      7,197         6,138     3,158      9,352       6,692
  Salaries and employee benefits.........       4,806     3,399      2,824         2,798     1,776      2,704       2,280
  Other operating expenses...............       3,834     3,480      3,147         2,120     1,164      2,039       1,869
  Provision for loan losses..............       1,532     1,400      1,954           890       559      1,000         810
                                               ------    ------     ------        ------    ------     ------      ------
    Total expenses.......................      24,437    18,954     15,122        11,946     6,657     15,095      11,651
                                               ------    ------     ------        ------    ------     ------      ------
Income before income taxes and
  distributions on preferred securities....    14,369    10,737      8,574         5,515     4,318      9,252       6,275
Provision for income taxes................      5,537     4,134      3,301         2,066     1,619      3,562       2,416
Distributions on preferred securities,net.        ---       ---        ---           ---       ---        205         ---
                                               ------    ------      -----        ------    ------     ------      ------
Income before extraordinary item..........      8,832     6,603      5,273         3,449     2,699      5,485       3,859
Extraordinary item (2)....................        (77)     (220)       ---           ---      (126)       ---         ---
                                               ------    ------     ------        ------    ------     ------      ------
    Net income............................ $    8,755    $6,383     $5,273        $3,449    $2,573     $5,485      $3,859
                                               ======    ======     ======        ======    ======     ======      ======
Basic per common share amounts:
  Income before extraordinary item........ $     1.41    $ 1.19      $  .97       $  .80    $  .66     $  .80      $  .68
  Extraordinary item......................       (.01)    (.04)         ---          ---      (.03)       ---         ---
                                                ------   ------       ------       ------    ------     ------      ------
 Net income per share..................... $     1.40    $ 1.15      $  .97       $  .80    $  .63     $  .80      $  .68
                                                ======   ======       ======       ======    ======     ======      ======
Basic weighted average number of shares
  outstanding.............................  6,273,638  5,572,465   5,441,636    4,315,469 4,116,684  6,897,411  5,706,887
Diluted per common share amounts:
  Income before extraordinary item........ $     1.34    $ 1.12      $  .93       $  .76    $   .63     $ .76      $  .64
  Extraordinary item......................       (.01)     (.04)        ---          ---       (.03)      ---         ---
                                                ------    ------      ------       ------     ------    ------      ------
  Net income per share.................... $     1.33    $ 1.08      $  .93       $  .76    $   .60     $ .76      $  .64
                                                ======    ======      ======       ======     ======    ======      ======
Diluted weighted average number of shares
  outstanding.............................  6,604,367  5,909,432   5,682,152    4,524,607  4,282,884 7,189,488  6,069,164
Cash dividends declared per
  Common share............................ $      .07     $  .06      $  .05        $  .04    $  .03      $ ---      $ ---

Other Statement of Income Data:
Income before extraordinary item as
 a percentage of revenues.................      22.8%      22.2%      22.3%        19.8%      24.6%     22.5%      21.5%
Ratio of EBITDA to interest expense (3)...       2.13       2.17       2.38         2.05       2.64      2.10       2.13
Ratio of earnings to fixed charges (4)....       2.01       2.01       2.19         1.90       2.37      2.02       1.94
Return on average assets (5)..............       3.7%       3.8%       4.0%         3.7%       4.6%      3.4%       3.6%
Return on average equity (5)..............      13.2%      14.1%      13.3%        16.6%      17.2%     12.9%      13.8%
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




           SUMMARY CONSOLIDATED FINANCIAL INFORMATION - (Continued)
                 (Dollars in thousands, except per share data)

                                        December 31,                   June. 30,
Balance Sheet Data (6):  1998      1997      1996      1995      1994     1999
                         ----      ----      ----      ----      ----     ----
Total assets..........$293,882   186,790   152,689   112,459    63,487  $340,589
Loans held for sale(7)  19,750    16,366    12,260    14,380    11,094    13,351
Other loans (7)....... 191,292    86,307    79,996    33,613    15,790   219,944
Retained interests in
loan sales (7)........  28,883    30,299    28,912    22,594    11,996    32,603
Secured debt..........  49,021     5,387    43,727     9,836     5,823    62,012
Unsecured debt........ 134,588  105,347     46,995    47,401    29,896   133,897
Stockholders' equity..  82,094   52,071     42,448    37,396    16,610    91,288

                                                                      Six Months
                                                                        Ended
                                 Year Ended December 31,               June 30,
Other Financial Data:    1998      1997      1996      1995      1994     1999
                         ----      ----      ----      ----      ----     ----
Loans purchased and
 originated (8).......$375,292  $184,660  $133,750  $121,046  $ 59,798 $216,964
Loans sold (8)........ 144,762    98,747    54,936    65,115    40,116  120,466
Loans participated (8)   3,569     6,936       ---       ---       ---    6,550
Serviced Portfolio (9) 466,912   304,102   242,445   176,650   105,013  529,198
Loans serviced for
 others............... 238,132   179,790   129,619   111,117    72,731  275,388
Dealer/developer
 reserves.............   9,979    10,655    10,628     9,644     6,575    9,365
Allowance for loan
 losses (10)..........   6,707     5,877     4,528     3,715     1,264    7,545
Allowance ratio (11)..    1.44%     1.93%     1.87%     2.10%     1.20%    1.43%
Delinquency ratio(12).    0.95%     1.20%     1.34%     1.73%      .93%    1.04%
Net charge-off ratio
 (8)(13)..............     .58%      .74%      .94%      .67%      .38%     .46%
Non-performing asset
ratio (14)............     .84%     1.03%     1.57%     1.35%     1.02%    1.07%

--------------------------------------------------------------------------





(6) In 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Consequently, certain amounts included in the 1994 through 1996 financial statements have been reclassified to conform with the 1997 through 1999 presentations: "Subordinated pass through certificates held to maturity," "Excess servicing asset" and "Allowance for loans sold" have been reclassified as "Retained interests in loan sales." In addition, "Loans held for investment" have been reclassified as "Other loans."
(7) Amount indicated is net of allowance for losses and recourse obligation on retained interests in loan sales.
(8) During the relevant period.
(9) The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company.
(10)  The allowance for loan losses  includes  estimated  recourse  obligations
    for loans sold.   See Note C to financial statements.
(11) The allowance ratio is the allowances for loan losses divided by the amount of the Serviced Portfolio.
(12) The delinquency ratio is the amount of delinquent loans divided by the amount of the Serviced Portfolio. Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.
(13) The net charge-off ratio is determined by dividing the amount of net charge-offs for the period by the average Serviced Portfolio for the period. The June 30, 1999 amount is calculated on an annualized basis.
(14) The non-performing asset ratio is determined by dividing the sum of the amount of those loans which are 91 days or more past due and other real estate owned by the amount of the Serviced Portfolio.

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



Characteristics of the Serviced Portfolio, Loan Purchases and Originations


    The following table shows the growth in the diversity of the Serviced Portfolio from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A&D Loans and Other Loans:


                                       December 31,                June 30,
                            1998    1997    1996    1995   1994     1999
                            ----    ----    ----    ----   ----     ----
Purchased Loans............  38.4%   56.6%   67.1%   81.6%  85.3%    35.8%
Hypothecation Loans........  35.2    26.9    20.7    12.5    9.0     36.4
A&D Loans..................  11.2    13.7     8.7     3.1    3.3     12.2
Other Loans................  15.2     2.8     3.5     2.8    2.4     15.6
                            -----   -----   -----   -----  -----    -----
          Total............ 100.0%  100.0%  100.0%  100.0% 100.0%   100.0%
                            =====   =====   =====   =====  =====    =====




     The following table shows the growth in the diversity of the Company's originations from primarily Purchased Loans to a mix of Purchased Loans, Hypothecation Loans, A&D Loans and Other Loans:


                           Year Ended December 31,     Six Months Ended
                                                            June 30,
                      1998   1997   1996   1995   1994    1999    1998
                      ----   ----   ----   ----   ----    ----    ----

Purchased Loans.....  14.9%  30.3%  49.9%  71.4%  67.6%   13.6%   19.8%
Hypothecation Loans.  48.6   37.1   29.6   20.9   22.2    54.1    40.7
A&D Loans...........  10.2   24.0   14.4    3.1    6.0    13.4    13.2
Other Loans.........  26.3    8.6    6.1    4.6    4.2    18.9    26.3
                     -----  -----  -----  -----  -----   -----   -----
     Total.......... 100.0% 100.0% 100.0% 100.0% 100.0%  100.0%  100.0%
                     =====  =====  =====  =====  =====   =====   =====


   (1) Purchased Loans

    The Company provides indirect financing to consumers through a large number of experienced land dealers and resort developers from which it
regularly   purchases  Land  and  VOI  Loans.   The  land  dealers  and  resort
developers make loans to consumers. The Company then purchases such loans from the land dealers and resort developers on an individually approved basis in accordance with its credit guidelines.


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

    The Company's portfolio of Purchased Loans is secured by property located in 41 states.

                               Principal Amount of Loans
                                     December 31              June 30,
                            1998   1997   1996   1995   1994    1999
                            ----   ----   ----   ----   ----    ----

  Southwest................  32%     30%   26%    16%    19%     35%
  South....................  30      31    31     31     37      29
  West.....................  19      17    20     20      3      18
  Mid-Atlantic.............   8      10    10     16     16       8
  Northeast................  11      12    13     17     25      10
                            ----    ----  ----   ----   ----    ----
       Total............... 100%    100%  100%   100%   100%    100%
                            ====    ====  ====   ====   ====    ====

      a. Land Loans

    Dealers from whom the Company purchases Land Loans are typically closely-held firms with annual revenues of less than $3.0 million. Dealers generally purchase large rural tracts (generally 100 or more acres) from farmers or other owners and subdivide the property into one to twenty acre parcels for resale to consumers. Generally the subdivided property is not developed significantly beyond the provision of graded access roads. In recreational areas, sales are made primarily to urban consumers who wish to use the property for a vacation or retirement home or for recreational purposes such as fishing, hunting or camping. In other rural areas, sales are more commonly made to persons who will locate a manufactured home on the parcel. During the six months ended June 30, 1999, the Company acquired approximately $31.7 million of Land Loans. The aggregate principal amount of Land Loans purchased from individual dealers during the six months ended June 30, 1999 varied from a low of approximately $6,300 to a high of approximately $1.4 million. As of June 30, 1999 and December 31, 1998, the five largest dealers accounted for approximately 17.7% and 20.6%, respectively, of the principal amount of the Land Loans in the Serviced Portfolio. No single dealer accounted for more than 4.7% and 5.4% at June 30, 1999 and at December 31, 1998, respectively.

    As of June 30, 1999 and December 31, 1998, 32.8% and 34.3%, respectively, of the Serviced Portfolio consisted of Land Loans. The average principal balance of such Land Loans were approximately $13,500 and $13,100 at June 30, 1999 and December 31, 1998, respectively. The following table sets forth as of June 30, 1999, the distribution of Land Loans in the Company's Serviced
Portfolio:



                          Percentage of             Percentage of
                            Principal    Principal    Number of      Number of
Principal Balance             Amount      Amount       Loans          Loans
-----------------        ------------    ---------  -----------      ---------

                                                                                                                      Loans
Less than $10,000........$ 29,948,000     17.3%        5,720          44.6%

$10,000-$19,999..........  62,478,000     36.0         4,374          34.1

$20,000 and greater......  80,848,000     46.7         2,737          21.3
                         ------------    ------       ------         -----

     Total...............$173,274,000    100.0%       12,831         100.0%
                         ============    =====        ======         =====


    As of June 30, 1999 and December 31, 1998, the weighted average interest rate of the Land Loans included in the Company's Serviced Portfolio was 12.0%. The weighted average remaining maturity was 12.3 and 12.0 years at June 30, 1999 and December 31, 1998, respectively. The following table sets forth as of June 30, 1999, the distribution of interest rates payable on the Land Loans:

                                                        Percentage of
                                         Principal         Principal
Interest Rate                              Amount            Amount
-------------                             ---------       -------------

Less than 12.0%........................ $ 63,398,000            36.6%
12.0%-13.9%............................   87,458,000            50.5
14.0% and greater......................   22,418,000            12.9
                                        ------------           -----
     Total............................. $173,274,000           100.0%
                                        ============           =====


    As of June 30, 1999 and December 31, 1998, the Company's Land Loan borrowers resided in 50 states, the District of Columbia and nine territories or foreign countries.


      b. VOI Loans

    The Company purchases VOI Loans from various resort developers. The Company generally targets small to medium size resorts with completed amenities and established property owners associations. These resorts participate in programs that permit purchasers of VOIs to exchange their timeshare intervals for timeshare intervals in other resorts around the world. During the six months ended June 30, 1999, the Company acquired approximately $1,606,000 of VOI Loans. As of June 30, 1999 and December 31, 1998, the five largest developers accounted for approximately 32.6% and 35.1%, respectively, of the principal amount of the VOI Loans in the Serviced Portfolio. No single developer accounted for more than 9.1% and 9.4% at June 30, 1999 and December 31, 1998, respectively.

    As of June 30, 1999 and December 31, 1998, 3.0% and 4.1%, respectively, of the Serviced Portfolio consisted of VOI Loans. The average principal balance of such VOI Loans was approximately $3,300 and $3,400, at June 30, 1999 and December 31, 1998, respectively. The following table sets forth as of June 30, 1999, the distribution of VOI Loans:


                         Principal    Percentage of   Number of    Percentage of
                          Amount    Principal Amount   Loans     Number of Loans
                        ---------   ----------------  --------   ---------------

Less than $4,000...... $ 6,691,000       41.7%          3,290         67.1%
$4,000-$5,999.........   5,387,000       33.5           1,101         22.4
$6,000 and greater....   3,979,000       24.8             515         10.5
                       -----------      -----           -----        -----
     Total............ $16,057,000      100.0%          4,906        100.0%
                       ===========      =====           =====        =====





    As of June 30, 1999 and December 31, 1998, the weighted average interest rate of the VOI Loans included in the Company's Serviced Portfolio was 14.5% and 14.6%, respectively, and the weighted average remaining maturity was 3.6 and 3.7 years, respectively. The following table sets forth as of June 30, 1999, the distribution of interest rates payable on the VOI Loans:

                                                          Percentage of
                                                             Principal
Interest Rate                                Principal         Amount
-------------                                ---------         ------

Less than 14.0%...........................  $ 7,153,000         44.5%
14.0%-15.9%...............................    3,542,000         22.1
16.0% and greater.........................    5,362,000         33.4
                                            -----------        -----
     Total................................  $16,057,000        100.0%
                                            ===========        =====


      As of June 30, 1999, the Company's VOI borrowers resided in 50 states, the District of Columbia and four territories or foreign countries. As of December 31, 1998, the Company's VOI borrowers resided in 50 states, the District of Columbia and three territories or foreign countries.


   (2) Hypothecation Loans

    The Company extends Hypothecation Loans to land dealers and resort developers and other businesses secured by receivables. The Company has expanded its marketing of Hypothecation Loans to include loans to other finance companies secured by other types of collateral. These loans may be larger than the Company's average Hypothecation Loans and may provide the Company with an option to take an equity position in the borrower. During the six months ended June 30, 1999, the Company extended or acquired approximately $113.8 million of Hypothecation Loans, of which $20.6 million, or 18.1%, were secured by Land Loans, $69.0 million, or 60.6%, were secured by VOI Loans and $24.2 million, or 21.3%, were secured by other types of collateral such as tax lien certificates, accounts receivable and mortgages.

    The Company generally extends Hypothecation Loans based on advance rates of 75% to 90% of the eligible receivables which serve as collateral. The Company's Hypothecation Loans are generally made at variable rates based on the prime rate of interest plus 1.5% to 4%. As of June 30, 1999 and December 31, 1998, the Company had $192.7 million and $164.5 million of Hypothecation Loans outstanding, none of which were 31 days or more past due. During the three months ended March 31, 1998, the Company acquired a $17.0 million participation interest in a Hypothecation Loan from another financial institution. As planned, in May of 1998, the Company purchased the underlying receivables, which the Company has reclassified as Other Loans. The proceeds of the receivables purchased were applied to pay off the Company's participation interest. At June 30, 1999, Hypothecation Loans ranged in size from $2,900 to $25.5 million with an average principal balance of $2,095,000. At December 31, 1998, Hypothecation Loans ranged in size from less than $500 to $21.5 million with an average balance of $1,678,000. The five largest Hypothecation Loans represented 14.8% and 15.5% of the Serviced Portfolio at June 30, 1999 and December 31, 1998, respectively.


  (3) A&D Loans

    The Company also makes A&D Loans to dealers and developers for the acquisition and development of rural and timeshare resorts in order to finance additional receivables generated by the A&D Loans. During the six months ended June 30, 1999, the Company made $33.0 million of A&D Loans to land dealers and resort developers, of which $2.7 million, or 8.2%, were secured by land and $30.3 million, or 91.8%, were secured by resorts under development.


    The Company generally makes A&D Loans to land dealers and resort developers based on loan to value ratios of 60% to 80% at variable rates based on the prime rate plus 2% to 4%. As of June 30, 1999 and December 31, 1998, the Company had $64.6 million and $52.3 million, respectively, of A&D Loans outstanding, none of which were 31 days or more past due. At June 30, 1999 and December 31, 1998, A&D Loans were secured by timeshare resort developments and rural land subdivisions in 19 states and one territory and 16 states and one territory, respectively. A&D Loans ranged in size from $3,500 to $11.8 million with an average principal balance of $979,000 at June 30, 1999. A&D Loans ranged in size from $1,700 to $9.5 million with an average principal balance of $780,000 at December 31, 1998. The five largest A&D Loans represented 5.4% and 4.7%, of the Serviced Portfolio at June 30, 1999 and December 31, 1998, respectively.

  (4) Other Loans

    At June 30, 1999, Other Loans consisted primarily of consumer home equity, mortgage and construction loans, other secured commercial loans and tax lien certificates. Historically, the Company has made or acquired certain other secured and unsecured loans as it has identified additional lending opportunities or lines of business for possible future expansion as it did with VOI Loans and Hypothecation Loans. In May of 1998, the Company purchased 232 builder construction loans totaling $32.7 million, a portion of which had previously been collateral for the Hypothecation Loan in which the Company owned a participation interest. At June 30, 1999 and December 31, 1998, the Company had 162 and 176 of the builder construction loans totaling $37.4 million and $33.9 million, respectively. In October 1998, the Company began purchasing tax lien certificates. At June 30, 1999 and December 31, 1998 the Company held $33.5 million and $21.2 million, respectively, of such certificates. The Company had $82.5 million and $71.0 million of Other
Loans, 1.60% and 1.33% of which were 91 days or more past due at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, Other Loans ranged in size from less than $500 to $1,101,000 with an average principal balance of $11,900. At December 31, 1998, Other Loans ranged in size from less than $500 to $875,000 with an average principal balance of $23,200. The five largest Other Loans represent 0.8% of the Serviced Portfolio at June 30, 1999 and December 31, 1998.

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

    The Company's loan policy is to purchase Land and VOI Loans from $3,000 to $50,000. On a case by case basis, the Company will also consider purchasing such loans in excess of $50,000. As of June 30, 1999, the Company had 163 Land Loans exceeding $50,000 representing 1.3% of the number of such loans in the Serviced Portfolio, for a total of $11.3 million. There were no VOI Loans exceeding $50,000 as of June 30, 1999. The Company will originate Hypothecation Loans up to $15 million and A&D Loans up to $10 million. From time to time, the Company may have an opportunity to originate larger Hypothecation Loans or A&D Loans in which case the Company would seek to participate such loans with other financial institutions. As of June 30, 1999, the Company's five largest Hypothecation Loan relationships had aggregate loan balances ranging from $9.9 million to $25.5 million and its largest A&D Loan relationship had an aggregate loan balance of $11.8 million. Construction Loans greater than $200,000 and any other loans greater than $100,000 must be approved by the Credit Committee which is comprised of the Chief Executive Officer, four Executive Vice Presidents and a Senior Vice President.



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

    The Company extends a limited number of its loans for reasons the Company considers acceptable such as temporary loss of employment or serious illness. In order to qualify for a one to three month extension, the customer must make three timely payments without any intervention from the Company. For extensions of four to six months, the customer must make four to six timely payments, respectively, without any intervention from the Company. The Company will not extend a loan more than two times for an aggregate six months over the life of the loan. The Company has extended approximately 0.8% of its loans through June 30, 1999. The Company does not generally modify any other loan terms such as interest rates or payment amounts.

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

  Serviced Portfolio


    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees, for the Serviced
Portfolio:


                                                                              Six Months Ended
                                  Year Ended December 31,                          June 30,
                    1998         1997         1996         1995         1994         1999
                 -----------  ----------- ------------  ----------- ------------  -----------

Serviced
 Portfolio...... $466,912,000 $304,102,000 $242,445,000 $176,650,000 $105,013,000 $529,198,000
Delinquent
 loans (1)......    4,456,000    3,642,000    3,255,000    3,062,000      981,000    5,486,000
Delinquency
 as a Percentage
 of Serviced
 Portfolio......         .95%        1.20%        1.34%        1.73%         .93%        1.04%

_____

(1) Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.



Land Loans


    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees, for Land Loans in the Serviced Portfolio:



                                                                                       Six Months Ended
                                         Year Ended December 31,                            June 30,
                           1998          1997         1996          1995         1994         1999
                       ------------  ------------  ------------  ----------   ----------  ------------

Land Loans in
 Serviced Portfolio... $160,098,000  $142,828,000  $119,370,000  $97,266,000  $90,502,000 $173,274,000
Delinquent Land
 Loans (1)............    2,728,000     2,453,000     1,920,000    1,059,000      981,000    3,092,000
Delinquency as
 a Percentage of
 Land Loans in
 Serviced Portfolio...         1.70%         1.72%        1.61%        1.09%        1.08%        1.78%

__________

(1) Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.



VOI Loans

    The following table shows the Company's delinquencies and delinquency rates, net of dealer/developer reserves and guarantees, for VOI Loans in the Serviced Portfolio:

                                                                                          Six Months Ended
                                              Year Ended December 31,                          June 30,
                            1998         1997          1996          1995         1994          1999
                       -----------   -----------    -----------   -----------   ----------   -----------
VOI Loans in
 Serviced Portfolio...  $19,119,000   $29,232,000   $43,284,000   $46,700,000   $2,851,000   $16,057,000
Delinquent VOI
  Loans (1)...........      350,000      739,000      1,316,000     1,958,000          ---       421,000
Delinquency as a
  Percentage of
  VOI Loans in
  Serviced Portfolio..       1.83%        2.53%         3.04%          4.19%           --          2.62%
__________

(1) Delinquent loans are those which are 31 days or more past due which are not covered by dealer/developer reserves or guarantees and not included in other real estate owned.

   Hypothecation, A&D and Other Loans

    The Company did not have any delinquent Hypothecation Loans or A&D Loans for the years ended December 31, 1994 through December 31, 1998 or for the six months ended June 30, 1999. The Company did not have significant amounts of delinquent Other Loans for the years ended December 31, 1994 through December 31, 1997. At December 31, 1998, there were $71.0 million of Other Loans of which $1,378,000 or 1.94% were 31 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned. At June 30, 1999, there were $82.5 million of Other Loans of which $1,973,000 or 2.39% were 31 days or more past due and not covered by dealer/developer reserves or guarantees and not included in other real estate owned.


Allowance for Loan Losses and Estimated Recourse Obligations, Net Charge-offs and Dealer Reserves

    The following is an analysis of the total allowances for all loan losses:

                                                                                            Six Months
                                                                                              Ended
                                                      Year Ended December 31,                June 30,
                                   1998        1997        1996        1995        1994        1999

Allowance,
beginning of Period...........  $5,877,000  $4,528,000  $3,715,000  $1,264,000  $1,064,000  $6,707,000
Net charge-offs of
  uncollectible accounts.....   (2,239,000  (2,010,000  (1,965,000)   (946,000)   (359,000) (1,157,000)
Provision for
loan losses..................    1,532,000   1,400,000   1,954,000     890,000     559,000   1,000,000
Allocation of
purchase adjustment (1)......    1,537,000   1,959,000     824,000   2,507,000         ---     995,000
                                ----------   ---------    --------   ----------   ---------  ---------
Allowance, end of
period.......................   $6,707,000  $5,877,000  $4,528,000  $3,715,000   $1,264,000 $7,545,000
                                ==========   =========   =========   =========   ==========  ==========

__________

(1) Represents allocation of purchase adjustment related to the purchase of certain nonguaranteed loans.





    The following is an analysis of net charge-offs by major loan and collateral types experienced by the Company:

                                                                             Six Months
                                                                                Ended
                                        Year Ended December 31,                June 30,
                           1998         1997      1996       1995       1994      1999

Land Loans............  $1,358,000  $ 986,000  $ 669,000  $ 546,000 $ 359,000  $ 784,000
VOI Loans.............     556,000    939,000  1,284,000     45,000       ---    124,000
Hypothecation Loans...         ---        ---        ---        ---       ---        ---
A&D Loans.............         ---     (2,000)    (8,000)   352,000       ---        ---
Other Loans...........     325,000     87,000     20,000      3,000       ---     249,000
                         ---------    --------  ---------  ----------  --------  --------
Total net charge-offs.  $2,239,000 $2,010,000 $1,965,000    $946,000  $359,000 $1,157,000
                         =========   =========  =========  ==========  ========  ========
Net charge-offs as a
percentage of the average
Serviced Portfolio....       .58%       .74%       .94%       .67%       .38%        .46%



    As part of the Company's financing of Land and VOI Loans, the Company enters into arrangements with most land dealers and resort developers whereby the Company retains a portion of the amount payable to a dealer when purchasing a Land or VOI Loan to protect the Company from potential losses associated with such loans and uses the amount retained to absorb loan losses. The Company negotiates the amount of the reserves with the land dealers and resort developers based upon various criteria, two of which are the financial strength of the land dealer or resort developer and the credit risk associated with the loans being purchased. Dealer reserves for Land Loans were $8,219,000, $8,321,000 and $7,555,000 at December 31, 1998, 1997
and 1996, respectively, and $8,749,000 at June 30, 1999. Developer reserves for VOI Loans were $1,760,000, $2,299,000 and $3,072,000 at December 31,
1998,  1997 and 1996,  respectively,  and  $1,284,000  at June 30,  1999.  Most dealers and developers provide personal and, when relevant, corporate guarantees to further protect the Company from loss.


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


    As of June 30, 1999, the Company had sold or securitized a total of approximately $613.4 million in loans at face value. In certain of the Company's issues of pass-through certificates, credit enhancement was achieved by dividing the issue into a senior portion which was sold to the investors and a subordinated portion which was retained by the Company. In certain other of the Company's private placements, credit enhancement was achieved through cash collateral.

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

    The Company also has a $150.0 million revolving line of credit and sale facility for its Land Loans as part of an asset backed commercial paper facility with a multi-seller commercial paper conduit. The facility expires in June 2001. As of June 30, 1999, the outstanding balance of the sold or pledged loans securing this facility was $138.0 million. The Company has an additional revolving line of credit and sale facility for its VOI Loans of $25.0 million with another multi-seller commercial paper conduit. The facility expires in March 2000. As of June 30, 1999, the outstanding aggregate balance of the sold loans under the facility was $14.6 million.

Marketing and Advertising

    The Company markets its program to rural land dealers and resort developers through brokers, referrals, dealer and developer solicitation, and targeted direct mail. The Company employs three marketing executives based in Lakewood, Colorado, five marketing executives based in Williamstown, Massachusetts, two marketing executives based in Hoover, Alabama, three marketing executives based in Scottsdale, Arizona and one marketing executive based in Atlanta, Georgia. In the last five years the Company has closed loans with over 350 different dealers and developers.

    Management believes that the Company benefits from name recognition as a result of its referral, advertising and other marketing efforts. Referrals have been the strongest source of new business for the Company and are generated in the states in which the Company operates by dealers, brokers, attorneys and financial institutions. Management and marketing representatives also attend trade shows to improve awareness and understanding of the Company's programs.

Regulation

    The Company is licensed as a lender, mortgage banker or mortgage broker in 20 of the states in which it operates, and in those states its operations are subject to supervision by state authorities (typically state banking or consumer credit authorities). Expansion into other states may be dependent upon a finding of financial responsibility, character and fitness of the Company and various other matters. The Company is generally subject to state regulations, examination and reporting requirements, and licenses are revocable for cause. The Company is subject to state usury laws in all of the states in which it operates.

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

Employees

    As of June 30, 1999,  the Company had 125 full-time  equivalent  employees.
None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Facilities

    The Company owns a leasehold interest in approximately 26,000 square feet of office space in Williamstown, Massachusetts, which is used as the Company's headquarters. The initial ten year lease term expires in May 2007 and is renewable at the Company's option for two additional ten year periods. The initial land lease provides for an annual rental of $20,000. The Company also occupies an aggregate of approximately 5,100 square feet of office space in Lakewood, Colorado, pursuant to a lease expiring in January 2001, with an option to renew until 2004, providing for an annual rental of approximately $56,000, including utilities and exterior maintenance expenses. A subsidiary of the Company occupies an aggregate of approximately 2,710 square feet of office space in Scottsdale, Arizona, pursuant to a lease expiring September 2000, providing for an annual rental of approximately
$46,000. A subsidiary of the Company occupies an aggregate of approximately 6,100 square feet of office space in Hoover, Alabama, pursuant to a lease expiring in December 1999, providing for an annual rental of approximately
$88,000. A subsidiary of the Company occupies an aggregate of approximately 1,001 square feet of office space in Atlanta, Georgia, pursuant to a lease expiring in December 2000, providing for an annual rental of approximately $14,500.





Item 6.   Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith:

1.1 Underwriting Agreement dated May 13, 1999 between the Company, Tucker Anthony Cleary Gull and Ferris, Baker Watts Incorporated.

2.1 Agreement and Plan of Merger dated June 16, 1999 among Litchfield Financial Corporation, Stamford Asset Recovery Corporation, Ironwood Acceptance Company, LLC and the members of the Company.

2.2 Agreement and Plan of Merger dated April 1, 1999 among Litchfield Financial Corporation, Stamford Business Credit Corporation and Land Finance Corporation.

4.12 Junior Subordinated Indenture dated as of May 19,1999 between the Company and The Bank of New York.

4.13 Supplemental Indenture No. 1 dated as of May 19, 1999 between the Company and The Bank of New York.

4.14 Amended and Restated Declaration of Trust of Litchfield Capital Trust I dated as of May 19, 1999 by and between John J. Malloy, Heather A. Sica, Ronald E. Rabidou, The Bank of New York, The Bank of New York (Delaware), the Company and the holders, from time to time, of undivided beneficial interests in the assets of Litchfield Capital Trust I.

4.15 Amendment No. 1 to the Amended and Restated Declaration of Trust of Litchfield Capital Trust I dated as of May 19, 1999 by an between John J. Malloy, Heather A. Sica, Ronald E. Rabidou,
          The Bank of New York, The Bank of New York (Delaware), the Company and the holders, from time to time, of undivided beneficial interests in the assets of Litchfield Capital Trust I.

4.16 Guarantee Agreement dated as of May 19, 1999 between the Company and The Bank of New York.

4.17 Guarantee Agreement dated as of June 8, 1999 between the Company and The Bank of New York.


10.193 Amendment No. 1 to the Indenture of Trust dated as of March 1, 1999, between Litchfield Hypothecation Corporation 1997-B and
           The Chase Manhattan Bank.

10.194 Amendment No. 2 to the Indenture of Trust dated as of June 1, 1999, between Litchfield Hypothecation Corporation 1997-B and The
           Chase Manhattan Bank.

10.195 Amendment No. 3 to the Indenture of Trust dated as of March 1, 1999, between Litchfield Hypothecation Corporation 1998-A and
           The Chase Manhattan Bank.

10.196 Amendment No. 4 to the Indenture of Trust dated as of June 1, 1999, between Litchfield Hypothecation Corporation 1998-A and The
           Chase Manhattan Bank.

10.197 Loan and Security Agreement dated as of May 28, 1999, between the Company and MetroWest Bank.

10.198 Note Purchase Agreement dated as of June 28, 1999, among the Company, Litchfield Hypothecation Corporation 97-B and Union
           Bank.

10.199 Limited Guarantee dated as of June 1, 1999, between the Company and Union Bank.

10.200     Note  Purchase  Agreement  dated  as of June  28,  1999,  among  the
           Company,   Litchfield   Hypothecation   Corporation  98-A  and
           BankBoston.

10.201 Limited Guarantee dated as of June 1, 1999, between the Company and BankBoston.

10.202 Receivables Purchase Agreement dated as of June 30, 1999, between the Company and First Massachusetts Bank.

10.203     Collateral  Agent  Agreement  dated as of June 30,  1999,  among The
           Chase  Manhattan  Bank,  First   Massachusetts  Bank  and  the
           Company.

11.1       Statement re: computation of earnings per share

27.1       Financial Data Schedule

Reports on Form 8-K

           Form 8-K filed June 25, 1999 regarding the acquisition of Ironwood Acceptance Company.










                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITCHFIELD FINANCIAL CORPORATION




DATE: August 13, 1999                  /s/ Richard A. Stratton

                                  RICHARD A. STRATTON
                                  Chief Executive Officer,
                                  President and Director





DATE:  August 13, 1999                 /s/ Ronald E. Rabidou
                                  RONALD E. RABIDOU
                                  Chief Financial Officer, Executive
                                  Vice President and Treasurer