Form 10-Q
period 1999-09-30
LITCHFIELD FINANCIAL CORP /MA
filed 1999-11-15
CIK 882515

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999

                        Commission File Number: 0-19822


                        LITCHFIELD FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                      04-3023928
state or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


430 MAIN STREET, WILLIAMSTOWN, MA                    01267
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

                                    Yes X No


As of November 1, 1999, there were 6,984,601 shares of common stock of Litchfield Financial Corporation outstanding.





                                                                       FORM 10-Q


                        LITCHFIELD FINANCIAL CORPORATION
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.............................         3

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....        16

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk................................        22


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings................................        23

     Item 2. Changes in Securities and Use of Proceeds........        23

     Item 3. Defaults Upon Senior Securities..................        23

     Item 4. Submission of Matters to a Vote of Security Holders      23

     Item 5. Other Information................................        23

     Item 6. Exhibits and Reports on Form 8-K.................        23


SIGNATURES....................................................        24







                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        LITCHFIELD FINANCIAL CORPORATION
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)





                                                    September 30,    December 31,

                                                        1999            1998
                                                      ---------         ----
                           ASSETS                    (unaudited)
Cash and cash equivalents......................      $  37,107      $  10,537
Restricted cash................................         18,494         27,898
Loans held for sale, net.......................          3,391         19,750
Other loans, net ..............................        508,504        191,292
Retained interests in loan sales, net .........          6,167         28,883
Other..........................................         30,420         15,522
                                                      ---------        ------
      Total assets.............................       $604,083       $293,882
                                                      ========       ========

       LIABILITIES, COMMITMENTS AND STOCKHOLDERS' EQUITY
Liabilities:
   Lines of credit.............................       $329,415      $  49,021
   Accounts payable and other liabilities......          6,683          9,812
   Dealer/developer reserves...................         10,752          9,979
   Deferred income taxes.......................          8,501          8,388
   Long-term notes.............................        133,882        134,588
                                                       -------        -------
      Total liabilities........................        489,233        211,788
                                                       -------        -------

Commitments:
   Litchfield Obligated Mandatorily Redeemable
Preferred Securities of Trust Subsidiary Holding
Debentures of Litchfield........................        26,200            --
                                                        ------         ------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
1,000,000 shares, none issued and outstanding..            --             --
   Common stock, $.01 par value; authorized
12,000,000 shares, 6,984,601 shares issued
and outstanding in 1999 and 6,886,329 shares
issued and outstanding in 1998.................             70             69
   Additional paid in capital..................         59,647         58,040
   Accumulated other comprehensive income......            200          1,250
   Retained earnings...........................         28,733         22,735
                                                        ------         ------
      Total stockholders' equity...............         88,650         82,094
                                                        ------         ------
      Total liabilities, commitments and              $604,083       $293,882
      stockholders' equity.....................       ========       ========











    See accompanying notes to unaudited consolidated financial statements.





                        LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
               (In thousands, except share and per share amounts)
                                    Unaudited

                                                     Three Months Ended
                                                        September 30,
                                                        1999        1998
                                                        ----        ----
Revenues:
   Interest and fees on loans...................    $ 9,493       $ 6,819
   Gain on sale of loans........................        987         2,906
   Servicing and other income...................        509           740
                                                       ----          ----
                                                     10,989        10,465
                                                     ======        ======
Expenses:
   Interest expense.............................      5,824         3,423
   Salaries and employee benefits...............      1,748         1,277
   Other operating expenses.....................      1,302           906
   Provision for loan losses....................        605           360
                                                       ----          ----
                                                      9,479         5,966

Income before income taxes and distributions on       1,510         4,499
preferred securities............................
Provision for income taxes......................        582         1,732
Distributions on preferred securities (net of tax
benefit of $262)................................        418           --
                                                       ----          ----
Income before extraordinary item................        510         2,767
Extraordinary item (net of tax benefit of $48)..         --           (77)
                                                       -----         ----
Net income......................................      $ 510       $ 2,690
                                                       =====       =======


Basic per common share amounts:
   Income before extraordinary item ............   $     .07      $   .40
   Extraordinary item ..........................          --         (.01)
                                                        -----        ------
   Net income...................................   $     .07        $ .39
                                                        ======       =====

Basic weighted average number of shares.........     6,984,158     6,835,775

Diluted per common share amounts:
   Income before extraordinary item ............   $     .07      $   .39
   Extraordinary item ..........................          --         (.01)
                                                        -----        ------
   Net income...................................   $     .07      $   .38
                                                       ======        =====

Diluted weighted average number of shares.......     7,302,008     7,158,882






    See accompanying notes to unaudited consolidated financial statements.



                        LITCHFIELD FINANCIAL CORPORATION
                        Consolidated Statements of Income
               (In thousands, except share and per share amounts)
                                    Unaudited

                                                      Nine Months Ended
                                                        September 30,
                                                     1999         1998
                                                     ----         ----
Revenues:
   Interest and fees on loans...................   $25,857      $18,107
   Gain on sale of loans........................     7,866        8,585
   Servicing and other income...................     1,613        1,699
                                                     -----        -----
                                                    35,336       28,391
                                                     =====        =====
Expenses:
   Interest expense.............................    15,176       10,115
   Salaries and employee benefits...............     4,452        3,557
   Other operating expenses.....................     3,341        2,775
   Provision for loan losses....................     1,605        1,170
                                                     -----        -----
                                                    24,574       17,617
                                                     =====        =====

Income before income taxes and distributions on
preferred securities............................    10,762       10,774
Provision for income taxes......................     4,144        4,148
Distributions on preferred securities (net of tax
benefit of $390)................................       623           --
                                                      ----         ----
Income before extraordinary item................     5,995        6,626
Extraordinary item (net of tax benefit of $48)..       --           (77)
                                                     -----         ----
Net income......................................   $ 5,995       $ 6,549
                                                    =======      =======


Basic per common share amounts:
   Income before extraordinary item ............    $  .87        $ 1.09
   Extraordinary item ..........................        --          (.01)
                                                      -------      ------
   Net income...................................    $  .87        $ 1.08
                                                      ======       ======

Basic weighted average number of shares.........    6,926,644    6,083,183

Diluted per common share amounts:
   Income before extraordinary item ............     $  .83       $ 1.03
   Extraordinary item ..........................         --         (.01)
                                                      -------      ------
   Net income...................................     $  .83       $ 1.02
                                                      ======       ======

Diluted weighted average number of shares.......    7,227,287    6,432,422




    See accompanying notes to unaudited consolidated financial statements.



                        LITCHFIELD FINANCIAL CORPORATION
                Consolidated Statement of Stockholders' Equity
                     (In thousands, except share amounts)
                                    Unaudited



                                                          Accumulated
                                             Additional      Other
                                   Common     Paid In    Comprehensive     Retained
                                   Stock      Capital    Income (Loss)     Earnings      Total
                                   -----      -------    ------------      --------      -----
Balance, December  31, 1998......   $69       $58,040       $1,250          $22,735     $82,094

  Issuance of 102,818 shares of
   common stock..................     1         1,684           ---             ---       1,685

  Retirement of 4,546 shares of
   treasury stock................    ---          (77)          ---             ---         (77)

  Other comprehensive loss, net
   of tax........................    ---           ---       (1,050)            ---      (1,050)

  Tax benefit from stock options
    exercised..........              ---           ---          ---               7           7

  Preferred stock dividends paid
    by majority owned subsidiary.    ---           ---          ---              (4)         (4)
  Net income...........              ---           ---          ---           5,995       5,995
                                    ----      ----------     --------       ---------     -----

Balance, September 30, 1999......   $70       $59,647       $   200         $28,733     $88,650
                                    ===       =======        =======        =======     =======







    See accompanying notes to unaudited consolidated financial statements.



                        LITCHFIELD FINANCIAL CORPORATION
                Consolidated Statements of Comprehensive Income
                                 (In thousands)
                                    Unaudited



                                                     Three Months Ended
                                                        September 30,
                                                       1999       1998

Net income........................................    $  510       $2,690
Unrealized  (loss) gain on retained  interests in
  loan  sales,  net of tax  (benefit)  expense of
  ($1,973)   and   $14   for   1999   and   1998,
  respectively.....................................   (3,152)          22

Comprehensive (loss) income........................ ($ 2,642)      $2,712
                                                      =======      ======





                                                        Nine Months Ended
                                                          September 30,
                                                        1999         1998

Net income.........................................   $5,995       $6,549
Unrealized  (loss) gain on retained  interests in
  loan  sales,  net of tax  (benefit)  expense of
  ($657) and $126 for 1999 and 1998, respectively..   (1,050)         202

Comprehensive income...............................   $4,945       $6,751
                                                      ======       ======




      See accompanying notes to unaudited consolidated financial statements.




                        LITCHFIELD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                    Unaudited
                                                   Nine Months Ended September 30,
                                                         1999          1998

Cash flows from operating activities:
    Net income...................................    $  5,995       $  6,549
    Adjustments to reconcile net income to net
cash provided by
    operating activities:
       Gain on sale of loans.....................      (7,866)       (8,585)
       Amortization and depreciation.............       1,056           735
       Amortization of retained interests in
loan sales.......................................       5,463         4,569
       Provision for loan losses.................       1,605         1,170
       Deferred income taxes.....................         113         1,830
       Net changes in operating assets and
liabilities:
          Restricted cash........................       9,404        (5,445)
          Loans held for sale....................     (76,370)        6,748
          Retained interests in loan sales.......       3,549        (1,903)
          Dealer/developer reserves..............         773          (627)
          Net change in other assets and
          liabilities............................      (6,053)       (1,652)
                                                       -------       -------
         Net cash (used in) provided by operating
          activities.............................     (62,331)        3,389
                                                       -------       -------
Cash flows from investing activities:
    Net originations, purchases and principal
payments on other loans..........................     (95,145)     (128,624)
    Other loans sold.............................      31,609        58,822
    Collections on retained interests in loan
sales............................................       4,592         5,863
    Capital expenditures and other assets........      (2,150)       (1,296)
    Investments in affiliates....................      (6,990)         (306)
                                                       ------         -----
       Net cash used in investing activities.....     (68,084)      (65,541)
                                                      -------        -------

Cash flows from financing activities:
    Net borrowings on lines of credit............     129,887        42,163
    Payments on term note........................         --         (5,210)
    Retirement of long-term notes................       (706)          (291)
    Proceeds from issuance of preferred
securities.......................................      26,200            --
    Purchase and retirement of treasury stock....         (77)           --
    Net proceeds from issuance of common stock...       1,685        20,927
    Payment of preferred stock dividend..........          (4)           --
                                                         ----          ----
       Net cash provided by financing activities.     156,985        57,589
                                                      -------        ------

Net increase (decrease) in cash and cash
equivalents......................................      26,570        (4,563)
Cash and cash equivalents, beginning of period...      10,537        19,295
                                                       ------        ------
Cash and cash equivalents, end of period.........     $37,107       $14,732
                                                      =======       =======

Supplemental Schedule on Noncash Financing and
Investing Activities:
    Exchange of loans for retained interests in
loan sales.......................................     $ 1,717       $   692
    Transfers from loans to real estate
acquired through foreclosure.....................     $ 3,105       $ 1,374

Noncash Activities:
    Increase in other loans relating to loan
sale call options................................    $167,225       $    --
    Increase in lines of credit relating to
loan sale call options...........................    $150,507       $    --

Supplemental Cash Flow Information:
    Interest paid................................    $ 14,563       $ 9,948
    Income taxes paid............................    $  4,473       $ 1,419

    See accompanying notes to unaudited consolidated financial statements.




                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

A. Basis of Presentation

     The accompanying unaudited consolidated interim financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Litchfield Financial Corporation's annual report on Form 10-K for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards No. 133 ("Statement No. 133"), "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by Statement No. 137 issued in June 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with early adoption permitted as of the beginning of any quarter after the date of issuance. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The provisions of Statement No. 133 can not be applied retroactively to financial statements of prior periods.

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

     On August 23, 1999, the Company acquired approximately 53% of American Growth Finance, Inc. ("AGF"), headquartered in Dallas, Texas. AGF is an accounts receivable factoring company targeting service providers to Fortune 1000 companies. In addition to its Dallas headquarters, AGF has business development offices in Orlando and Tampa, Florida, and Nashville, Tennessee. During the fiscal year 1999, the Company provided AGF with a revolving secured line of credit. The Company accounted for this acquisition by the purchase method. The total purchase price was $1,650,000. The Company has the right to acquire up to 100% of AGF through 2001. Goodwill of $545,000 resulting from the purchase is being amortized on a straight-line basis over a period of 20 years. The results of operations of AGF have been included in the Company's income statement from August 23, 1999.

B.  Gain on Sale of Loans and Retained Interests in Loan Sales

     Gains on sales of loans are based on the difference between the allocated cost basis of the assets sold and the proceeds received, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. The previous carrying amount is allocated between the assets sold and any retained interests based on their relative fair values at the date of transfer. Retained interests in transferred assets





                                                                       FORM 10-Q
                        LITCHFIELD FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

consist   primarily  of  subordinate   portions  of  the  principal  balance  of
transferred assets and interest only strips, which are initially recorded at fair value.

     The Company estimates fair value using discounted cash flow analysis, since quoted market prices are not readily available. The Company's analysis incorporates estimates that market participants would be expected to use in their estimates of future cash flows, including assumptions about interest rates, defaults and prepayment rates. Estimates made are based on, among other things, the Company's past experience with similar types of financial assets. The interest rates paid to investors range from 6.0% to 9.0%. The prepayment rates were 17.5% for Land Loan sales and 18.0% for VOI Loan sales. For the Hypothecation Loan sales, the prepayment rates for the underlying collateral used were 17.5% for Land Loans and 18.0% for VOI Loans. The Company estimates default rates to be 1.9% on Land Loans, 3.0% on VOI Loans and 0.5% on Hypothecation Loans. In valuing its retained interests in loan sales, the Company selects discount rates commensurate with the duration and risks embedded in the particular assets. Specifically, the Company uses discount rates ranging from the investor pass-through rates (for restricted cash) to the Baa corporate bond rate plus 325 basis points (for interest only strips and retained principal certificates) to estimate the fair value of its retained interests.

     There is no servicing asset or liability arising from loan sales, because the Company estimates that the benefits of servicing approximate the costs to meet its servicing responsibilities.

     On a quarterly basis, the Company assesses the carrying value of retained interests in loans sold by comparing actual and assumed interest, prepayment and default rates on a disaggregated basis reflecting factors such as origination dates and types of loans. The Company adjusts the carrying value of retained interests accordingly.

     Since its inception, the Company has sold $627,692,000 of loans at face value ($492,960,000 through December 31, 1998). The principal amount remaining on the loans sold was $67,432,000 at September 30, 1999 and $238,132,000 at December 31, 1998. The Company guarantees, through replacement or repayment, loans in default up to a specified percentage of loans sold. Dealer/developer guaranteed loans are secured by repurchase or replacement guarantees in addition to, in most instances, dealer/developer reserves.

     On September 28, 1999, in anticipation of the merger with Textron Finacial Corporation, a Delaware corporation, and its wholly-owned subsidiary, Lighthouse Acquisition Corporation, a Massachusetts corporation (collectively "Textron"), the Company discontinued new loan sales that resulted in gain on sale accounting. The Company completed certain previously committed loan sale transactions as loan sales, but structured other transactions as financings.

     In September 1999 the Company obtained call options to repurchase certain previously sold loans amounting to $149,458,000. These call options grant the Company effective control over the sold loans, as defined under FASB Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a consequence, the Company has recognized these loans on its balance sheet under Other Loans at their fair values along with the corresponding liabilities included as secured borrowings under Lines of Credit as of the effective date of the call options. Any difference between the fair value and the par value have been recognized as a premium or discount on the purchase price and has been accounted for accordingly.

     In October and November 1999, the Company also obtained call options to repurchase certain other previously sold loans amounting to $45,539,000. During the fourth quarter of 1999, the Company will account for these loans in the same manner as stated above.

     The Company's exposure to loss on loans sold in the event of non-performance by the consumer, the dealer/developer on its guarantee, and the determination that the collateral is of no value was $10,692,000 at September 30, 1999 ($12,750,000 at December 31, 1998). Such amounts have not been discounted. The Company repurchased $518,000 and $57,000 of loans under the recourse provisions of loan sales during the three months ended September 30, 1999 and 1998, respectively. Loans repurchased during the nine months ended
September 30, 1999 and 1998 were $921,000 and $201,000, respectively, and $491,000 during the year ended December 31, 1998. In addition, when the Company sells loans through securitization programs, the Company commits either to replace or repurchase any loans that do not conform to the requirements thereof in the operative loan sale documents. As of September 30, 1999, $17,005,000 of the Company's cash was restricted as credit enhancements in connection with certain securitization programs. To date, the Company has participated $17,628,000 of A&D and Other Loans ($10,505,000 through December 31, 1998).

     The Company's Serviced Portfolio is geographically diversified with collateral and consumers located in 48 and 50 states, respectively. The Serviced Portfolio consists of the principal amount of loans serviced by or on behalf of the Company, except loans participated without recourse to the Company. At September 30, 1999, 12.4% and 12.3% of the Serviced Portfolio by collateral location was located in Florida and Texas, respectively, and 14.5% and 11.8% of the Serviced Portfolio by borrower location were located in Florida and Texas, respectively. At December 31, 1998, 14.7%, 10.3% and 10.2% of the Serviced Portfolio by collateral location were located in Texas, Florida and California, respectively, and 16.1% and 14.4% of the Serviced Portfolio by borrower location were located in Florida and Texas, respectively. At September 30, 1999, no other state accounted for more than 10.0% of the total by either collateral or borrower location.


C. Allowance for Loan Losses and Estimated Recourse Obligations


     An analysis of the total allowances for all loan losses and recourse obligations follows:

    (Dollars in thousands)                         September 30,   December 31,
                                                       1999            1998
                                                    ---------        ---------
    Allowance  for  losses  on loans  held for
    sale......................................     $     50          $   549
    Allowance for losses on other loans.......        6,281            2,477
    Estimated    recourse    obligations    on
    retained interests in loan sales..........        1,140            3,681
                                                      -----            -----
                                                     $7,471           $6,707
                                                     ======            =====


D.  Debt


     The Company finances a portion of its liquidity needs with secured lines of credit with sixteen participating institutions. Interest rates on the lines of credit range from the Commercial Paper rates plus 1.66% to the prime rate plus 1.00%. The Company is not required to maintain compensating balances or forward sales commitments under the terms of these lines of credit.








     The lines of credit mature as follows:


                             (Dollars in thousands)


                        Date                 Amount
                        -----                ------
                        March 2000          25,000
                        April 2000           5,000
                        May 2001             5,000
                        June 2001          150,000
                        April 2002          80,000
                        July 2002           10,393
                        September 2002       6,474
                        October 2002        40,000
                        August 2004         12,601
                        September 2006      35,625
                        February 2013       50,000
                                           -------
                                          $420,093


     Financial data relating to the Company's secured lines of credit is as follows:

  (Dollars in thousands)                     September 30,     December 31,                                           31,
                                                 1999             1998
                                              ----------       -----------
  Lines of credit available ..........        $420,093          $116,000
  Borrowings outstanding at end
    of period ........................        $329,415           $49,021
  Weighted average interest rate
    at end of period..................            7.3%             7.6%
  Maximum borrowings outstanding
    at any month end..................        $329,415           $73,666
  Average amount outstanding
    during the period.................         $68,859           $37,485
  Weighted average interest rate
    during the period (determined by
    dividing interest expense by
    average borrowings)...............           7.4%             7.9%


      As of September 30, 1999 and December 31, 1998, the Company had no unsecured lines of credit.

     The Company has a revolving line of credit and sale facility as part of an asset backed commercial paper facility with a multi-seller commercial paper issuer ("Conduit A"). In June 1998, the Company amended the facility to increase the facility to $150,000,000, subject to certain terms and conditions. The facility matures in June 2001.

     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Mortgage Securities Corporation 1994, to purchase loans from the Company. In October 1998, Litchfield Mortgage Securities Corporation 1994 was merged with and into Litchfield Mortgage Securities Company 1994, LLC ("LMSC"). LMSC either pledges the loans on a revolving line of credit with Conduit A or sells the loans to Conduit A. Conduit A issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LMSC. Conduit A is not affiliated with the Company or its affiliates. As of September 30, 1999 and December 31, 1998, the outstanding balance of the sold or pledged loans securing this facility was $93,068,000 and $137,532,000, respectively. Outstanding borrowings at September 30, 1999 were $85,414,000. There were no outstanding borrowings under the line of credit at December 31, 1998. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

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

     In connection with the facility, the Company formed a wholly-owned subsidiary, Litchfield Capital Corporation 1996, to purchase loans from the Company. In October 1998, Litchfield Capital Corporation 1996, was merged with and into Litchfield Capital Company 1996, LLC ("LCC"). LCC either pledges the loans on a revolving line of credit with Conduit B or sells the loans to Conduit
B. Conduit B issues commercial paper or other indebtedness to fund the purchase or pledge of loans from LCC. Conduit B is not affiliated with the Company or its affiliates. As of September 30, 1999 and December 31, 1998, the outstanding aggregate balance of the loans sold or pledged under the facility was $12,769,000 and $10,632,000, respectively. There were no outstanding borrowings under the line of credit as of September 30, 1999 or December 31, 1998. Interest is payable on the line of credit at an interest rate based on certain commercial paper rates.

     The Company also finances a portion of its liquidity with long-term debt. The following table shows the total long-term debt outstanding at September 30, 1999 and December 31, 1998:

                                    September 30,   December 31,
       (Dollars in thousands)           1999           1998
        9.3% Notes...............   $  20,000      $  20,000
        8.45% Notes due 2002.....      51,232         51,282
        8.875% Notes due 2003....      14,460         15,066
        8.25% Notes due 2003.....      10,000         10,000
        9.25% Notes due 2003.....      20,000         20,000
        10% Notes due 2004.......      18,190         18,240
                                    ----------       -------
                                     $133,882       $134,588

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

E.    Commitments

     On April 14, 1999, the Company, Litchfield Capital Trust I ("Trust I") and Litchfield Capital Trust II, subsidiaries of the Company and statutory business trusts created under the Business Trust Act of the State of Delaware (collectively, the "Trusts"), filed a Registration Statement on Form S-3, as amended, with the Securities and Exchange Commission relating to the registration of $100,000,000 in aggregate principal amount of (i) trust preferred securities of the Trusts, (ii) junior subordinated debentures of the Company, and (iii) guarantee of preferred securities of the Trusts by the Company. In connection with this offering, the Trusts will sell the preferred securities to the public and common securities to the Company, use the proceeds from those sales to buy an equivalent principal amount of junior subordinated debentures issued by the Company and distribute the interest payments it receives on the junior subordinated debentures to the holders of preferred and common securities.

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

     The Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive payments, based on an amortizing notional amount, when commercial paper rates exceed 8.0%. If payments were to be received as a result of the cap agreement, they would be accrued as a reduction of interest expense. The notional amount outstanding at September 30, 1999 was $3,201,000. This agreement expires in July 2005.

     The  Company  does  not  use  interest  rate  swap   agreements  or  other
derivative instruments for speculation. The Company is exposed to credit loss in the event of non-performance by the swap counterparty or the cap provider.

G.  Subsequent Events

     On September 22, 1999, the Company signed a definitive merger agreement, (the "Merger") with Textron Financial Corporation, a Delaware corporation, and its wholly-owned subsidiary, Lighthouse Acquisition Corporation, a Massachusetts corporation (collectively, "Textron"). Pursuant to the merger and subject to the conditions stated therein, Textron was to, as soon as practicable thereafter, commence an offer to purchase all of the issued and outstanding shares of common stock, par value $.01 per share (the "Shares"), of the Company at a price of $24.50 per share.

     On September 29, 1999, Textron filed a Tender Offer Statement on Schedule 14D-1 (as amended by Amendment No. 1 thereto filed on October 12, 1999, Amendment No. 2 thereto filed on October 29, 1999, and the Final Amendment thereto filed on November 9, 1999) to purchase the Shares.

     As of October 27, 1999, the close of the tender period, holders of approximately 96.7% of the common stock of the Company had tendered their shares. As a result, on November 4, 1999, the Company became a wholly-owned subsidiary of Textron and each outstanding Share was canceled, extinguished and converted into the right to receive $24.50 per Share in cash, without interest thereon, less any applicable holding taxes.

     On November 3, 1999, Textron requested that the Nasdaq delist Shares from NASDAQ. On November 9, 1999, Textron filed a Form 15 to deregister the Shares with the Securities and Exchange Commission as soon as practicable.

     In November 1999, the Company repaid all of its then outstanding lines of credit of $494,452,000 and $14,460,000 of its long-term debt as the result of merger. In addition, the Company has called an additional $89,422,000 of long-term debt in accordance with the terms of the agreements which it expects to redeem over the next three months.




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

     The Company also purchases Land Loans and VOI Loans. Land Loans are typically secured by one to twenty acre rural parcels. Land Loans are secured by property located in 39 states, predominantly in the southern United States. VOI Loans typically finance consumer purchases of ownership interests in fully furnished vacation properties. VOI Loans are secured by property located in 18 states, predominantly in California and Florida. The Company requires most dealers or developers from whom it buys loans to guarantee repayment or replacement of any loan in default. Ordinarily, the Company retains a percentage of the purchase price as a reserve until the loan is repaid.

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

     On September 22, 1999, the Company signed a definitive merger agreement, (the "Merger") with Textron Financial Corporation, a Delaware corporation, and its wholly-owned subsidiary, Lighthouse Acquisition Corporation, a Massachusetts corporation (collectively, "Textron"). Pursuant to the merger and subject to the conditions stated therein, Textron was to, as soon as practicable thereafter, commence an offer to purchase all of the issued and outstanding shares of common stock, par value $.01 per share (the "Shares"), of the Company at a price of $24.50 per share.

     On September 29, 1999, Textron filed a Tender Offer Statement on Schedule 14D-1 (as amended by Amendment No. 1 thereto filed on October 12, 1999, Amendment No. 2 thereto filed on October 29, 1999, and the Final Amendment thereto filed on November 9, 1999) to purchase the Shares.

     As of October 27, 1999, the close of the tender period, holders of approximately 96.7% of the common stock of the Company had tendered their shares. As a result, on November 4, 1999, the Company became a wholly-owned subsidiary of Textron and each outstanding Share was canceled, extinguished, and converted into the right to receive $24.50 per Share in cash, without interest thereon, less any applicable holding taxes.

     On November 3, 1999, Textron requested that the NASD delist Shares from NASDAQ. On November 9, 1999, Textron filed a Form 15 to deregister the Shares with the Securities and Exchange Commission as soon as practicable.


Results of Operations

     The following  table sets forth the  percentage  relationship  to revenues,
unless  otherwise  indicated,   of  certain  items  included  in  the  Company's
statements of income.

                                      Three Months Ended     Nine Months Ended
                                         September 30,        September  30,
                                        1999      1998        1999      1998
                                        ----      ----        ----      ----
   Revenues
       Interest and fees on loans...... 86.4%     65.1%       73.2%     63.8%
       Gain on sale of loans...........  9.0      27.8        22.2      30.2
       Servicing and other income......  4.6       7.1         4.6       6.0
                                         ---     -----        ----      ----
                                       100.0     100.0       100.0     100.0
                                       -----     -----       -----     -----
   Expenses
       Interest expense...............  53.0      32.7        42.9      35.6
       Salaries and employee
   benefits...........................  15.9      12.2        12.6      12.5
       Other operating expenses.......  11.9       8.7         9.5       9.8
       Provision for loan losses......   5.5       3.4         4.5       4.1
                                         ---      -----       ----      ----
                                        86.3      57.0        69.5      62.0
                                       -----     -----        ----      ----

   Income before income taxes
   and distributions
     on preferred securities..........  13.7      43.0        30.5      38.0
   Provision for income taxes.........   5.3      16.6        11.7      14.6
   Distributions on preferred
   securities, net....................   3.8       --          1.8       --
                                        ----      ----        -----     -----
   Income before extraordinary item...   4.6      26.4        17.0      23.4
   Extraordinary item, net............    --      (0.7)         --      (0.3)
                                         ----     ----        -----     -----
   Net income..........................  4.6%     25.7%       17.0%     23.1%
                                         ====     ====        ====      ====

     Revenues increased 5.0% and 24.5% to $10,989,000 and $35,336,000 for the three and nine months ended September 30, 1999, from $10,465,000 and $28,391,000 for the same periods in 1998. Net income for the three and nine months ended September 30, 1999 decreased 81.0% and 8.5% to $510,000 and $5,995,000 compared to $2,690,000 and $6,549,000 for the same periods in 1998. Net income as a percentage of revenues was 4.6% and 17.0% for the three and nine months ended September 30, 1999 compared to 25.7% and 23.1% for the three and nine months ended September 30, 1998. Loan purchases and originations grew 29.8% and 31.9% to $121,777,000 and $338,741,000 for the three and nine months ended September 30, 1999 from $93,784,000 and $256,861,000 for the same periods in 1998. The average Serviced Portfolio increased 43.3% to $517,565,000 at September 30, 1999 from $361,181,000 at September 30, 1998.

     Interest and fees on loans increased 39.2% and 42.8% to $9,493,000 and $25,857,000 for the three and nine months ended September 30, 1999 from $6,819,000 and $18,107,000 for the same periods in 1998, primarily as the result of the higher average balance of other loans during the 1999 period, which was only partially offset by a decrease in the average rate. The average rate earned on the Serviced Portfolio decreased to 11.4% at September 30, 1999 from 12.0% at September 30, 1998, primarily due to the effect of the growth in Hypothecation Loans as a percentage of the portfolio. Hypothecation Loan yields are usually less than Land Loan or VOI Loan yields, but servicing costs and loan losses are generally less as well.

     Gain on the sale of loans decreased 66.0% and 8.4% to $987,000 and $7,866,000 for the three and nine months ended September 30, 1999 from $2,906,000 and $8,585,000 in the same periods in 1998. The volume of loans sold decreased 58.6% to $14,266,000 for the three months ended September 30, 1999 from $34,474,000 during the three months ended September 30, 1998. The volume of loans sold increased 30.4% to $134,732,000 for the nine months ended September 30, 1999 from $103,356,000 during the nine months ended September 30, 1998. The change in the gain on sale of loans was not proportionate to the change in the volume of loans sold primarily due to variations in the mix of loans sold. The yield on Hypothecation and Other loan sales is generally lower than the yield on Land and VOI loan sales. In addition, approximately $17,508,000 of loan sales in the nine months ended September 30, 1999 consisted of loans that were repurchased from certain facilities due to clean up calls and other factors that made it more economical to repurchase and resell the loans. As a result of the repurchase, there was recapture of unamortized gain, which reduced the overall yield on these loan sales.

     In the third quarter of 1999, $50,000,000 of loans were placed with an investor. The terms of the agreement permitted the Company to buy back these loans at the option of the Company. Since the terms of the agreement gave the Company a call option, the transaction was accounted for as a secured borrowing and no gain was recognized on this transaction. The loans are included in the Other Loans section of the balance sheet and the liability resulting from the proceeds received is included in the Lines of Credit.

     On September 28, 1999, in anticipation of its merger with Textron, the Company discontinued new loan sales that resulted in gain on sale accounting. The Company completed certain previously committed loan sale transactions, but structured other transactions as financings.

     In September 1999, the Company obtained call option to repurchase certain previously sold loans amounting to $149,458,000. These call optio9ns grant the Company effective control over the sold loans, as defined under FASB Statement of Financial Accounting Standards No. 125, "accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As a consequence, the Company has recognized these loans on its balance sheet under Other Loans at their fair values along with the corresponding liabilities included as secured borrowings under Lines of Credit as of the effective date of the call options. Any difference between the fair value and the par value has been recognized as a premium or discount on the purchase price and has been accounted for accordingly.

     In October and November 1999, the Company also obtained call options to repurchase certain other previously sold loans amounting to $45,539,000. During the fourth quarter of 1999, the Company will account for these loans in the same manner as stated above.

     Servicing and other income decreased 31.2% and 5.1% to $509,000 and $1,613,000 for the three and nine months ended September 30, 1999, respectively from $740,000 and $1,829,000 for the same periods in 1998. The decrease was largely due to a significant repayment fee from an A&D Loan realized in the third quarter of 1998. Loans serviced for others decreased 71.0% to $67,432,000 as of September 30, 1999 from $232,272,000 at September 30, 1998 as the result of recognizing certain sold loans on the balance sheet as of September 30, 1999. Servicing income remained relatively constant due to an increase in Hypothecation Loans serviced for others and a decrease in the average servicing fee per loan.


     Interest expense increased 70.1% and 50.0% to $5,824,000 and $15,176,000 during the three and nine months ended September 30, 1999 from $3,423,000 and $10,115,000 for the same periods in 1998. The increase in interest expense primarily reflects an increase in average borrowings which was only partially offset by lower rates. During the three and nine months ended September 30, 1999, borrowings averaged $363,709,000 and $341,524,000 at an average rate of 8.2% and 8.3% respectively, as compared to $142,225,000 and $140,577,000 at an average rate of 8.8% for both periods in 1998. Interest expense includes the amortization of deferred debt issuance costs.

     Salaries and employee benefits increased 36.9% and 25.2% to $1,748,000 and $4,452,000 for the three and nine months ended September 30, 1999 from $1,277,000 and $3,557,000 for the same periods in 1998 because of an increase in the number of employees in 1999, primarily related to bringing customer service and collections in house, and to a lesser extent, an increase in salaries. Personnel costs as a percentage of revenues increased to 15.9% and 12.6% for the three and nine months ended September 30, 1999 compared to 12.2% and 12.5% for the same periods in 1998. Also, as a percentage of the average Serviced Portfolio, personnel costs remained relatively constant at 1.3% and 1.2% for the three and nine months ended September 30, 1999 compared to 1.3% for both periods in 1998.

     Other operating expenses increased 43.7% and 20.4% to $1,302,000 and $3,341,000 for the three and nine months ended September 30, 1999 from $906,000 and $2,775,000 for the same periods in 1998. Other operating expenses increased due to the growth in the Serviced Portfolio that was only partially offset by the decrease in third party servicing expenses related to bringing customer service and collections in-house. As a percentage of revenues, other operating expenses increased to 11.8% and decreased slightly to 9.5% for the three and nine months ended September 30, 1999, respectively, compared to 8.7% and 9.8% for the corresponding periods in 1998. As a percentage of the average Serviced Portfolio, other operating expenses remained relatively constant at 0.9% for both the three and nine months ended September 30, 1999 compared to 0.9% and 1.0% for the same periods in 1998.

     During the three and nine months ended September 30, 1999, the provision for loan losses increased 68.1% and 37.2% to $605,000 and $1,605,000 from $360,000 and $1,170,000 for the same periods in 1998 primarily due to the growth of the Serviced Portfolio.


 Liquidity and Capital Resources

     The Company's business requires continued access to short and long-term sources of debt financing and equity capital. The Company's principal cash requirements arise from loan originations, repayment of debt on maturity and payments of operating and interest expenses. The Company's primary sources of liquidity will be its parent company, Textron.

     In November 1999, as a result of the merger, the Company repaid all of its thn outstanding lines of credit of $494,452,000 and $14,460,000 of its long-term debt. In addition, during the next three months, the Company intends to redeem an additional $89,422,000 of long-term debt.

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

     The Company entered into an interest rate cap agreement with a bank in order to manage its exposure to certain increases in interest rates. The interest rate cap entitles the Company to receive an amount, based on an amortizing notional amount, which at September 30, 1999 was $3,201,000, when commercial paper rates exceed 8%. This agreement expires in July 2005.

     Historically, the Company has not required major capital expenditures to support its operations.

Acquisitions

     In the third quarter of 1998, the Company acquired 25% of Land Finance Company ("Land Finance") a broker specializing in the land business, located in Atlanta, Georgia. At the time of the transaction, the Company received the right to acquire additional shares of Land Finance at future dates. On April 1, 1999, the Company acquired the remaining 75% of Land Finance that it did not already own. All of Land Finance's employees became employees of the Company as of that date. The Company has accounted for this acquisition by the purchase method. The total purchase price was $275,000 consisting of the issuance of 9,092 shares of common stock with a fair value of $155,000 and $120,000 of expenses and assumed liabilities. Goodwill of $225,000 resulting from the purchase is being amortized on a straight-line basis over a period of 10 years. The results of operation of Land Finance have been included in the Company's income statement beginning April 1, 1999.

     On June 17, 1999, the Company acquired 100% of Ironwood Acceptance Company, L.L.C., ("Ironwood LLC"), located in Scottsdale, Arizona. Ironwood LLC purchases, services and liquidates tax lien certificates. During the fiscal years 1997 and 1998, the Company provided Ironwood LLC with a Hypothecation Loan for the purchase of tax lien certificates. All of Ironwood LLC's employees became employees of the Company following the acquisition. The Company has accounted for this acquisition by the purchase method. The total purchase price was $15,833,000, consisting of the issuance of 91,665 shares of common stock with a fair value of $1,519,000 and $13,523,000 of expenses and assumed liabilities. Goodwill of $3,255,000 resulting from the purchase is being amortized on a straight-line basis over a period of 20 years. The results of operations of Ironwood have been included in the Company's income statement from June 17, 1999.

     On August 23, 1999, the Company acquired approximately 53% of American Growth Finance, Inc. ("AGF"), headquartered in Dallas, Texas. AGF is an accounts receivable factoring company targeting service providers to Fortune 1000 companies. In addition to its Dallas headquarters, AGF has business development offices in Orlando and Tampa, Florida, and Nashville, Tennessee. During the fiscal year 1999, the Company provided AGF with a revolving secured line of credit. The Company accounted for this acquisition by the purchase method. The total purchase price was $1,650,000. The Company has the right to acquire up to 100% of AGF through 2001. Goodwill of $545,000 resulting from the purchase is being amortized on a straight-line basis over a period of 20 years. The results of operations of AGF have been included in the Company's income statement from August 23, 1999.

Credit Quality and Allowances for Loan Losses

     The Company maintains allowances for loan losses and recourse obligations on retained interests in loan sales at levels which, in the opinion of management, provide adequately for current and estimated future losses on such assets. Past-due loans (loans 31 days or more past due which are not covered by dealer/developer reserves or guarantees) as a percentage of the Serviced Portfolio as of September 30, 1999, increased to 1.09% from .95% at December 31, 1998. Management evaluates the adequacy of the allowances on a quarterly basis by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which dealer/developer reserves and guarantees can be expected to absorb loan losses. When the Company does not receive guarantees on loan portfolios purchased, it adjusts its purchase price to reflect anticipated losses and its required yield. This purchase adjustment is recorded as an increase in the allowance for loan losses and is used only for the respective portfolio. A provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowances at adequate levels. Total allowances for loan losses and recourse obligations on retained interests in loan sales increased to $7,471,000 at September 30, 1999 compared to $6,707,000 at December 31, 1998. The allowance ratio (the allowances for loan losses divided by the amount of the Serviced Portfolio) at September 30, 1999 decreased to 1.30% compared to 1.44% at December 31, 1998.

     As part of the Company's financing of Purchased Loans, arrangements are entered into with dealers and resort developers, whereby reserves are established to protect the Company from potential losses associated with such loans. As part of the Company's agreement with the dealers and resort developers, a portion of the amount payable to each dealer and resort developer for a Purchased Loan is retained by the Company and is available to the Company to absorb loan losses for those loans. The Company negotiates the amount of the reserves with the dealers and developers based upon various criteria, two of which are the financial strength of the dealer or developer and credit risk associated with the loans being purchased. Dealer/developer reserves amounted to $10,384,000 and $9,979,000 at September 30, 1999 and December 31, 1998,
respectively. The Company generally returns any excess reserves to the dealer/developer on a quarterly basis as the related loans are repaid by borrowers.


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

     The Company has tested all computing equipment and deemed it to be Year 2000 ready. All non-computing equipment and computer systems are deemed Year 2000 ready based on manufacturer's warranty. Until September 30, 1999, the Company used a third party servicer to perform some functions, such as receipt and posting of loan payments and other loan related activity. The third party servicer has represented to the Company that its systems are Year 2000 compliant. Effective October 1, 1999, the Company began performing substantially all such functions and its system is Year 2000 compliant.

     In addition, the Company relies upon various vendors, governmental agencies, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of its control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations. The Company has inquired as to the Year 2000 readiness of vendors and customers with whom the Company has material relationships. As a result of information provided to the Company, the Company believes any material business partners are Year 2000 compliant.

     Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. At this time, the Company does not possess all the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its vendors, its customers and other parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

     Contingency Plan. The Company has developed a comprehensive disaster recovery plan which will be activated if a Year 2000 issue arises.


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

    As  of  September  30,  1999,  the  Company  had  the  following   estimated
sensitivity profile:

        Interest  rate  changes  (in  basis points)     100        (100)
        Impact on earnings per share                  ($0.08)      $0.16
        Impact  on   interest   income  and
        pre-tax earnings                            ($860,000)   $1,851,000






PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

        None


Item 2.  Changes in Securities and Use of Proceeds

        None


Item 3.  Defaults Upon Senior Securities

        None


Item 4.  Submission of Matters to a Vote of Security Holders

        None


Item 5.  Other Information

     On September 22, 1999, the Company entered into an Agreement and Plan of Merger with a subsidiary of Textron, Inc. Pursuant to the merger agreement, all of the outstanding shares of the Company's Common Stock were purchased at a price of $24.50 per share. Refer to Schedule 14D-9 filed by the Company on September 29, 1999 for further information.











Item 6.   Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith:

         10.204 Amendment No. 5 to the Second Amended and Restated Loan and Security Agreement dated May 28, 1997, among BankBoston, N.A, Sovereign Bank and the Company.

         11.1    Statement re: computation of earnings per share

         27.1    Financial Data Schedule

     Reports on Form 8-K

         Form 8-K filed August 24, 1999 regarding the acquisition of 53% of the outstanding shares of American Growth Finance.

         Form 8-K filed September 24, 1999 regarding the merger agreement between Textron Financial Corporation and the Company.








































                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LITCHFIELD FINANCIAL CORPORATION




DATE: November 12, 1999            /s/ Richard A. Stratton
                                   -------------------------------

                                  RICHARD A. STRATTON
                                  Chief Executive Officer,
                                  President and Director





DATE:  November 12, 1999          /s/ Ronald E. Rabidou
                                  ----------------------------------------
                                  RONALD E. RABIDOU
                                  Chief Financial Officer, Executive
                                  Vice President and Treasurer